Form 10-Q
period 2007-03-31
United States Natural Gas Fund, LP
filed 2007-06-01
CIK 1376227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32824

United States Natural Gas Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Harbor Bay Parkway, Suite 145
Alameda, California 94502
(Address of principal executive offices)

(510) 522-3336
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer   ☐                Accelerated filer   ☐                Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

☐ Yes    ☒ No

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

United States Natural Gas Fund, LP
Statements of Financial Condition
March 31, 2007 (Unaudited) and December 31, 2006

	March 31, 2007	December 31, 2006
Assets
Cash	$1,000	$1,000

Partners' Capital
General Partner	$20	$20
Limited Partner	980	980
Total Partners' Capital	$1,000	$1,000

See accompanying notes to financial statements.

United States Natural Gas Fund, LP
Notes to Financial Statements
March 31, 2007 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

United States Natural Gas Fund, LP (“USNG” or the “Fund”), was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. The Fund is a commodity pool that will issue units that may be purchased and sold on the American Stock Exchange (the "AMEX"). The Fund will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership (the “Limited Partnership Agreement”). The investment objective of the Fund is for the changes in percentage terms of its net asset value to reflect the changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana as measured by the changes in the price of the futures contract on natural gas (the “Benchmark Futures Contract”) traded on the New York Mercantile Exchange (the "NYMEX") that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less the Fund’s expenses. The Fund will accomplish its objectives through investments in futures contracts for natural gas traded on the NYMEX or other regulated commodity exchanges. The Fund may also invest in crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas interests such as cash-settled options on Futures Contracts, forward contracts for natural gas, and over-the-counter transactions that are based on the price of natural gas, oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Interests”), if in the opinion of the General Partner such investments will allow the Fund to achieve its investment objective.

Victoria Bay Asset Management, LLC is the general partner of the Fund (the “General Partner”) and is also responsible for the management of the Fund. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator effective December 1, 2005. Victoria Bay Asset Management, LLC is also the general partner of United States Oil Fund, LP (“USOF”) which listed its units on the AMEX under the ticker symbol “USO” on April 10, 2006. The Fund has a fiscal year ending on December 31.

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America. The financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial statements for the interim period.

The Fund will issue limited partnership interests (“Units”) to authorized purchasers by offering creation baskets consisting of 100,000 Units (“Creation Baskets”) through a marketing agent. The purchase price for a Creation Basket is based upon the net asset value of a Fund Unit. In addition, authorized purchasers will pay the Fund a $1,000 fee for each order to create one or more Creation Baskets. Subsequent to the sale of the initial Creation Basket, Units can be purchased or sold on a nationally recognized securities exchange in smaller increments. Units purchased or sold on a nationally recognized securities exchange will not be made at the net asset value of the Fund but rather at market prices quoted on such exchange.

At March 31, 2007, the Fund has not generated any revenues. Once the Fund commences operations, the General Partner expects the Fund to generate sufficient revenue to meet its operational expenses.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options will be recorded on the trade date. All such transactions will be recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts will be reflected in the statement of financial condition and in the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods will be reflected in the statement of operations. The Fund will earn interest on assets denominated in U.S. dollars on deposit with the futures commission merchant ("FCM") at the 90-day Treasury bill rate less fifty basis points.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts will be accrued on a full-turn basis.

Income Taxes

The Fund is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

Redemptions

Authorized purchasers may redeem Units from the Fund only in blocks of 100,000 Units called “Redemption Baskets”. The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the Fund Units in the Redemption Basket.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of the Fund in proportion to the number of Units each partner holds as of the close of each month. The General Partner may revise, alter or otherwise modify this method of allocation as described in the Limited Partnership Agreement.

Calculation of Net Asset Value

The Fund will calculate its net asset value on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of Units issued and outstanding. The Fund will use the NYMEX closing price on that day to determine the value of contracts held on the NYMEX.

Offering Costs

Offering costs incurred in connection with the registration of additional Units after the initial registration of Units will be borne by the Fund. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight line basis or a shorter period if warranted.

Cash Equivalents

The Fund’s cash and cash equivalents will include money market portfolios and overnight time deposits with original maturity dates of three months or less.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Fund’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the Limited Partnership Agreement, the General Partner will be responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the General Partner will arrange for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund will be contractually obligated to pay to the General Partner a fee, which will be paid monthly, based on average daily net assets, that is equal to 0.60% per annum on average net assets of $1,000,000,000 or less and 0.50% per annum on average daily net assets that are greater than $1,000,000,000.

For the three month period ended March 31, 2007, all of the Fund’s offering and organizational expenses were funded by the General Partner. The Fund does not have any obligation or intention to reimburse such payments. The Fund incurred offering and organizational costs in the amount of $593,281.

Ongoing Registration Fees

The Fund will pay all costs and expenses associated with the ongoing registration of Units subsequent to the initial offering. These costs and expenses will include but are not limited to registration fees paid to the SEC, the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of Units, and all legal, accounting, printing, and other expenses associated herewith.

Directors’ Fees

The Fund will be responsible for paying the fees and expenses of the independent directors who are also audit committee members. These fees for calendar year 2007 are estimated to be $92,000.

Licensing Fees

As discussed in Note 4, the Fund anticipates finalizing the licensing agreement with the NYMEX. Pursuant to the agreement, the Fund and the affiliated funds managed by the General Partner will pay a licensing fee that is equal to 0.04% for the first $1,000,000,000  of combined assets of the funds and 0.02% for combined assets above $1,000,000,000.

Other Expenses and Fees

In addition to the above, the Fund will pay all brokerage fees, taxes and other expenses in connection with the operation of the Fund, excluding costs and expenses to be paid by the General Partner as outlined in Note 4.

NOTE 4 - CONTRACTS AND AGREEMENTS

The Fund is party to a marketing agent agreement, dated as of April 17, 2007, with ALPS Distributors Inc. (“ALPS”), a Colorado corporation, whereby ALPS will provide certain marketing services for the Fund as outlined in the agreement. The fees of the marketing agent, which will be borne by the General Partner, are 0.06% on Fund assets up to $3 billion and 0.04% on Fund assets in excess of $3 billion.

The above fees do not include the following expenses, which will be borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; and the printing and production of various marketing materials.

The Fund is also party to a custodian agreement with Brown Brothers Harriman & Co. (“Brown Brothers”), whereby Brown Brothers will hold investments on behalf of the Fund. The General Partner will pay the fees of the custodian, which shall be agreed upon from time to time between the parties. In addition, the Fund is party to an administrative agency agreement, dated March 5, 2007, also with Brown Brothers, whereby Brown Brothers will act as the administrative agent, transfer agent and registrar for the Fund. The General Partner will also pay the fees of Brown Brothers for its services under this agreement and such fees will be determined by the parties from time to time.

Currently, the General Partner will pay Brown Brothers for its services in the foregoing capacity the greater of a minimum amount of $125,000 annually or an asset charge of (a) 0.06% for the first $500 million of USOF and USNG’s combined net assets, (b) 0.0465% for USOF and USNG’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% for USOF and USNG’s combined net assets in excess of $1 billion. The General Partner will also pay a $25,000 annual fee for transfer agency services and transaction fees ranging from $7.00 to $15.00 per transaction.

The Fund will invest primarily in Futures Contracts traded on the NYMEX. The Fund and the NYMEX are discussing entering into and are in the process of finalizing a licensing agreement whereby the Fund will be granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the proposed licensing agreement, the Fund and the affiliated funds managed by the General Partner will pay the NYMEX an asset-based fee for the license.

The Fund expressly disclaims any association with the NYMEX or endorsement of the Fund by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

The Fund has entered into a brokerage agreement with UBS Securities LLC, the futures commission merchant (the “Futures Commission Merchant”). The agreement requires the Futures Commission Merchant to provide services to the Fund in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Interests that may be purchased and sold by or through the Futures Commission Merchant for the Fund’s account. The agreement provides that the Futures Commission Merchant will charge the Fund commissions of approximately $8 per round-turn trade plus applicable exchange and NFA fees for futures contracts and options on futures contracts.

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

The Fund will engage in the speculative trading of futures contracts and options on futures contracts (collectively “derivatives”). The Fund will be exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

All of the contracts traded by the Fund will be exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, the Fund must rely solely on the credit of its respective individual counterparties. However, in the future, if the Fund were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. The Fund also has credit risk since the sole counterparty to all domestic futures contracts is the exchange clearing corporation. In addition, the Fund bears the risk of financial failure by the clearing broker.

The purchase and sale of futures and options on futures contracts requires margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

The Fund’s cash and other property, such as U.S. Treasury Bills, deposited with an FCM will be considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Fund will be exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, the Fund will pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option.

The Fund’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, the Fund has a policy of reviewing the credit standing of each broker or counterparty with which it conducts business.

The financial instruments held by the Fund are reported in its statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 - SUBSEQUENT EVENTS

On April 18, 2007, the Fund listed its Units on the AMEX under the ticker symbol “UNG.” On that day, the Fund established its initial net asset value by setting the price at $50.00 per Unit and issued 200,000 Units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $10,001,000 in cash. The Fund also commenced investment operations on that day by purchasing natural gas futures contracts traded on the NYMEX based on the price of natural gas delivered at the Henry Hub, Louisiana. The total market value of the natural gas futures contracts purchased was $9,958,080 at the time of purchase. The Fund established cash deposits equal to $10,001,000 at the time of the initial sale of Units. The majority of those cash assets were held at the Fund’s custodian bank while less than 20% of the cash balance was held as margin deposits with the Futures Commission Merchant relating to the natural gas futures contracts purchased.

As of May 17, 2007, the Fund had 900,000 outstanding Units. At that time, the Fund owned 327 natural gas futures contracts, which had a market value as of the close of trading that day of $48,290,380. The Fund maintained cash deposits at the Fund’s custodian bank and margin with the Futures Commission Merchant in an aggregate amount of $38,000,000.

On May 30, 2007, the Fund and the General Partner, together with the other funds which are managed by the General Partner, entered into the licensing agreement with the NYMEX referred to in Notes 3 and 4 above. The agreement has an effetive date of April 10, 2006.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto of United States Natural Gas Fund, LP (“USNG”) included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause USNG’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe USNG’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USNG cannot assure investors that the projections included in these forward-looking statements will come to pass. USNG’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

USNG has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and USNG assumes no obligation to update any such forward-looking statements. Although USNG undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that USNG may make directly to them or through reports that USNG in the future may file with the U.S. Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that involve known and unknown risks and uncertainties that may cause USNG's actual results or outcome to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Introduction

USNG, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the “AMEX”). The investment objective of USNG is for changes in percentage terms of the units’ net asset value (“NAV”) on a daily basis to reflect the changes in percentage terms in the price of natural gas delivered at the Henry Hub, Louisiana as measured by the “Benchmark Futures Contract,” also on a daily basis, less USNG’s expenses.

USNG seeks to achieve its investment objective by investing in a combination of natural gas futures contracts and other natural gas interests such that changes in USNG’s NAV, measured in percentage terms, will closely track the changes in the price of a specified natural gas futures contract (the “Benchmark Futures Contract”), also measured in percentage terms. USNG’s General Partner believes the Benchmark Futures Contract historically has exhibited a close correlation with the spot price of natural gas. It is not the intent of USNG to be operated in a fashion such that its NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas futures contracts.

At present, on any valuation day the Benchmark Futures Contract is the near month contract for natural gas traded on the New York Mercantile Exchange (the "NYMEX") unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Futures Contract is the next month contract for natural gas traded on the NYMEX. “Near month contract” means the next contract traded on the NYMEX due to expire; “next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

USNG invests in futures contracts for natural gas, other types of crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, and over-the-counter transactions that are based on the price of natural gas, oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). The general partner of USNG, Victoria Bay Asset Management, LLC (the “General Partner”), which is registered as a commodity pool operator, is authorized by the Amended and Restated Agreement of Limited Partnership of USNG (the “LP Agreement”) to manage USNG. The General Partner is authorized by USNG in its sole judgment to employ, establish the terms of employment for, and terminate commodity trading advisors or futures commission merchants.

Valuation of Natural Gas Futures Contracts and the Computation of the NAV

The NAV of USNG units is calculated once each trading day as of the earlier of the close of the New York Stock Exchange (the “NYSE”) or 4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time. Trading on the AMEX typically closes at 4:15 p.m. New York time. USNG uses the NYMEX closing price (determined at the earlier of the close of that exchange or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USNG investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time.

Management’s Discussion of Results of Operation and the Natural Gas Market

Results of operations.  During the three month period ended March 31, 2007, USNG had not yet commenced investment activities nor issued units. In addition, USNG did not purchase or own any Futures Contracts or Other Natural Gas-Related Investments during this reporting period, nor were there any receipts or disbursements of cash from USNG during this reporting period. Also, USNG did not receive any revenue or capital gains (losses), or incur any expenses during this reporting period.

Expenses incurred during the first quarter of 2007 in connection with organizing USNG and the initial offering costs of the units were borne by the General Partner, and are not subject to reimbursement by USNG.

Portfolio Expenses. USNG’s expenses will consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees and the fees and expenses of the independent directors. The investment advisory fee that USNG will pay to the General Partner is to be calculated as a percentage of the total net assets of USNG. For total net assets of up to $1 billion, the investment advisory fee will be 0.60%, and for total net assets over $1 billion, the investment advisory fee will be 0.50% on the incremental amount of assets.

The Fund will pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the National Association of Securities Dealers (the "NASD"), or any other regulatory agency in connection with follow on offers and sales of its units and all legal, accounting, printing and other expenses associated therewith. The Fund will also pay the fees and expenses, including for directors and officers' liability insurance, of the independent directors. The Fund has agreed to pay the independent directors a total of $92,000 to cover their expenses and pay for their services for 2007.

USNG will also incur commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments, or short-term obligations of the United States of two years or less ("Treasuries").

Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of the portfolio. Typically, such investments will not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG will retain an amount that is approximately equal to its total net assets, which USNG will invest in cash deposits or in Treasuries. This includes both the amount on deposit with the futures commission merchant as margin as well as unrestricted cash held with USNG’s custodian bank. The cash or Treasuries earn interest that accrues on a daily basis.

Tracking USNG’s Benchmark. USNG seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USNG seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1), of the average daily change of the Benchmark Futures Contract. As an example, if the average daily movement of the Benchmark Futures Contract for a particular 30-day time period was 0.5% per day, USNG management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USNG’s portfolio management goals do not include trying to make the nominal price of USNG’s NAV equal to the nominal price of the current Benchmark Futures Contract. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas futures contracts.

Of the various factors that could impact USNG’s ability to accurately track its benchmark, there are currently three factors that are most likely to impact these tracking results.

The first major factor that could affect tracking results is if USNG buys or sells its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day in which USNG executes the trade. In that case, USNG may get a price that is higher, or lower, than that of the Benchmark Futures Contract, which, if such transactions did occur, could cause the changes in the daily NAV of USNG to either be too high or too low relative to the changes in the daily benchmark. Management will attempt to minimize the effect of these transactions by seeking to execute its purchase or sales of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USNG’s attempt to track its benchmark over time.

The second major factor that could affect tracking results is the interest that USNG earns on its cash and Treasury holdings. USNG is not required to distribute any portion of its income to its unitholders. Interest payments, and any other income, retained within the portfolio would add to USNG’s NAV. When this income exceeds the level of USNG’s expenses for its investment advisory fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors), USNG will realize a net yield that will tend to cause daily changes in the NAV of USNG to track slightly higher than daily changes in the Benchmark Futures Contracts.

The third major factor affecting tracking results is if USNG holds natural gas-related investments in its portfolios other than the current Benchmark Futures Contract that fail to closely track the Benchmark Futures Contract's total return movements. In that case, the error in tracking the benchmark can result in daily changes in the NAV of USNG that are either too high, or too low, relative to the daily changes in the benchmark.

Natural gas market. During the first quarter of 2007, natural gas prices in the United States were impacted by several factors. At the beginning of the quarter, the amount of natural gas in storage was at higher than average levels versus the previous five years. The winter weather in the United States was moderate through much of the quarter. As a major use of natural gas in winter months is the heating of residential and commercial buildings, the mild weather had the effect of reducing the rate at which the storage levels of natural gas fell. During the entire quarter, the seasonally adjusted inventory levels of stored natural gas remained above five year averages. Finally, crude oil prices fell during the early part of the quarter. As crude oil is used in the production of various alternatives to natural gas for both the heating of buildings and the production of electricity, the decline in the price of crude oil early in the quarter tended to hold down natural gas prices as well. As a result of all the factors mentioned above, the natural gas market in the United States remained reasonably well supplied. The price of natural gas did not experience any significant jumps; rather, the price remained fairly range-bound with prices ranging from a low of $6.16 to a high of $7.87 per MMbtu with an average price of $7.18.

Term Structure of Natural Gas Futures Prices and the Impact on Total Returns. Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result in investing in near month natural gas futures contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the next month contract. If the price of near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration. Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), then absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes the near month contract and approaches expiration.

As an example, assume that the price of natural gas for immediate delivery (the “spot” price), was $7 per 10,000 million British thermal units (MMBtu), and the value of a position in the near month futures contract was also $7. Over time, the price of 10,000 MMBtu of natural gas will fluctuate based on a number of market factors, including demand for natural gas relative to its supply. The value of the near month contract will likewise fluctuate in reaction to a number of market factors. If investors seek to maintain their holding in a near month contract position and not take delivery of the natural gas, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

If the futures market is in backwardation, e.g., when the expected price of natural gas in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing natural gas prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the interest earned on cash), the value of the next month contract would rise as it approaches expiration and becomes the new near month contract. In this example, the value of the $7 investment would tend to rise faster than the spot price of natural gas, or fall slower. As a result, it would be possible in this hypothetical example for the price of spot natural gas to have risen to $9 after some period of time, while the value of the investment in the futures contract would have risen to $10, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of natural gas could have fallen to $5 while the value of an investment in the futures contract could have fallen to only $6. Over time, if backwardation remained constant, the difference would continue to increase.

If the futures market is in contango, the investor would be buying a next month contract for a higher price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing natural gas prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the interest earned on cash), the value of the next month contract would fall as it approaches expiration and becomes the new near month contract. In this example, it would mean that the value of the $7 investment would tend to rise slower than the spot price of natural gas, or fall faster. As a result, it would be possible in this hypothetical example for the spot price of natural gas to have risen to $9 after some period of time, while the value of the investment in the futures contract will have risen to only $8, assuming contango is large enough or enough time has elapsed. Similarly, the spot price of natural gas could have fallen to $6 while the value of an investment in the futures contract could have fallen to $7. Over time, if contango remained constant, the difference would continue to increase.

Subsequent Events

On April 18, 2007, USNG listed its units on the AMEX under the ticker symbol “USNG.” On that day USNG established its initial NAV by setting the price at $50.00 per unit and issued 200,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $10,001,000 in cash. USNG also commenced investment operations on that day by purchasing Futures Contracts traded on the NYMEX that are based on natural gas. The total market value of the natural gas futures contracts purchased was $9,958,080 at the time of purchase. USNG established cash deposits equal to $10,001,000 at the time of the initial sale of units. The majority of those cash assets were held at USNG’s custodian bank while less than 20% of the cash balance was held as margin deposits with USNG’s futures commission merchant relating to the natural gas futures contracts purchased.

As of May 17, 2007, USNG had 900,000 outstanding Units. At that time, USNG owned 327 natural gas futures contracts, which had a market value as of the close of trading that day of $48,290,380. USNG maintained cash deposits at the Fund’s custodian bank and margin with USNG’s futures commission merchant in an aggregate amount of $38,000,000.

On May 30, 2007, USNG and the General Partner, together with the other funds which are managed by the General Partner, entered into a licensing agreement with the NYMEX. The agreement has an effective date of April 10, 2006. Under the terms of the agreement, USNG and the affiliated funds managed by the General Partner will pay a licensing fee based on the funds’ aggregate daily NAV that equals .04% for the first $1,000,000,000 of combined assets of the funds and .02% for combined assets above $1,000,000,000.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. USNG's application of these policies involves judgments and actual results may differ from the estimates used. The General Partner has evaluated the nature and types of estimates that it will make in preparing USNG's financial statements and related disclosures once USNG commences trading operations and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. While not currently applicable given the fact that USNG is not currently involved in trading activities, the values which will be used by USNG for its forward contracts will be provided by its commodity broker who will use market prices when available, while over-the-counter contracts will be valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and will be valued on a daily basis.

Liquidity and Capital Resources

USNG does not anticipate making use of borrowings or other lines of credit to meet its obligations. It is anticipated that USNG will continue to meet its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from cash, cash equivalents, and/or short-term Treasuries that it intends to hold at all times. USNG’s liquidity needs include: redeeming units, providing margin deposits for its existing natural gas futures contracts or the purchase of additional natural gas futures contracts and posting collateral for its over-the-counter contracts and payment of its expenses, summarized below under “Contractual Obligations.”

USNG will generate cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash and its investments in Treasuries. As of April 17, 2007, USNG had not begun trading activities. USNG anticipates that all of its net assets will be allocated to trading in natural gas interests. A significant portion of the NAV will be held in Treasuries and cash that could or will be used as margin for USNG's trading in natural gas interests. The percentage that Treasuries will bear to the total net assets will vary from period to period as the market values of the natural gas interests change. The balance of the net assets will be held in USNG's Futures Contracts and Other Natural Gas-Related Investments trading account. Interest earned on USNG's interest bearing-funds will be paid to USNG.

USNG's investment in natural gas interests will be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit the fluctuations in Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a Natural Gas Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken or liquidated unless the traders are willing to effect trades at or within the limit. Such market conditions could prevent USNG from promptly liquidating its positions in Futures Contracts. Through April 10, 2006, all of the expenses of United States Oil Fund, LP (“USOF”), which is also managed by the General Partner, and of the General Partner were funded by its affiliates. Since April 10, 2006, these expenses, as well as the expenses relating to the organization and formation of USNG and its registration of units with the SEC, have largely been borne by the General Partner and its affiliates, other than USOF and USNG. Ameristock Corporation, through its parent, Wainwright Holdings, Inc. has provided funds for USOF’s payment of SEC and NASD registration fees for its most recent registration statement that went effective in October of 2006. Wainwright Holdings, Inc. wholly owns both the General Partner and Ameristock Corporation. However, there is no commitment on the part of Wainwright Holdings, Inc., Ameristock Corporation or any other affiliate to continue to pay the expenses of the General Partner, nor is there any obligation or intention to reimburse any such payment or pay the expenses of USNG. To date, all of USNG’s expenses, including its organization and offering expenses relating to the initial offering of its units, have been paid by the General Partner. Fees and expenses associated with SEC registrations of units subsequent to the initial offering will be borne by USNG. In addition, fees and expenses (including directors and officers liability insurance) of the independent directors (currently estimated to be $92,000 in 2007, though this amount may change in future years), the management fee to the General Partner, brokerage fees and licensing fees will be paid by USNG. If the General Partner and USNG are unsuccessful in raising sufficient funds to cover USNG's expenses or in locating any other source of funding, USNG will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Futures Contracts and Other Natural Gas-Related Investments, such as forwards, will involve USNG entering into contractual commitments to purchase or sell natural gas at a specified date in the future. The gross or face amount of the contracts will significantly exceed USNG's future cash requirements since USNG intends to close out its open positions prior to settlement. As a result, USNG should only be subject only to the risk of loss arising from the change in value of the contracts. USNG considers the "fair value'' of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with USNG's commitments to purchase natural gas will be limited to the gross face amount of the contacts held. However, should USNG enter into a contractual commitment to sell natural gas, it would be required to make delivery of the natural gas at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of natural gas, the market risk to USNG could be unlimited. USNG's exposure to market risk will depend on a number of factors, including the markets for natural gas, the volatility of interest rates and foreign exchange rates, the liquidity of the Futures Contracts and Other Natural Gas-Related Investments markets and the relationships among the contracts held by USNG. The limited experience that USNG has had in utilizing its model to trade in natural gas interests in a manner intended to track the spot price of natural gas, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor's capital.

Credit Risk

When USNG enters into Futures Contracts and Other Natural Gas-Related Investments, it will be exposed to the credit risk that its counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USNG in such circumstances. The General Partner will attempt to manage the credit risk of USNG by following various trading limitations and policies. In particular, USNG intends to post margin and/or hold liquid assets that will be approximately equal to the face amount of its obligations to counterparties under the Futures Contracts and Other Natural Gas-Related Investments it holds. The General Partner will implement procedures that will include, but will not be limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USNG to limit its credit exposure. UBS Securities LLC, USNG's commodity broker (the “Futures Commission Merchant”), or any other broker that may be retained by USNG in the future, when acting as USNG's futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, will be required by the U.S. Commodity Futures Trading Commission (the “CFTC”) regulations to separately account for and segregate as belonging to USNG, all assets of USNG relating to domestic Futures Contracts trading. These commodity brokers are not allowed to commingle USNG's assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the USNG assets related to foreign Futures Contract trading.

Off Balance Sheet Financing

As of March 31, 2007, USNG has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USNG. While USNG's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USNG's financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, USNG will require liquidity to redeem units, which redemptions must be in blocks of 100,000 units called Redemption Baskets. USNG intends to satisfy this obligation by paying from the cash or cash equivalents it will hold or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

Contractual Obligations

USNG’s primary contractual obligations will be with the General Partner. In return for its services, the General Partner will be entitled to a management fee calculated as a fixed percentage of USNG’s NAV, currently 0.60% for a NAV of $1 billion or less, and thereafter 0.50% of a NAV above $1 billion. The General Partner has agreed to pay the start-up costs associated with the formation of USNG, primarily its legal, accounting and other costs in connection with its contracts with service providers and its registration with the SEC and other regulatory filings in connection with the initial public offering of the units, and the registration fees paid to the SEC, the NASD and the AMEX in connection with such offering. The General Partner has agreed to pay the fees of the custodian and transfer agent, Brown Brothers Harriman & Co., as well as Brown Brothers Harriman & Co.’s fees for performing administrative services, including in connection with USNG’s preparation of its financial statements and its SEC and CFTC reports. The General Partner will also pay the fees of USNG’s accountants in connection with USNG's SEC and CFTC reporting, as well as those of its marketing agent.

In addition to the General Partner’s management fee, USNG pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, registration and, subsequent to the initial offering, the fees paid to the SEC, NASD, or other regulatory agency in connection with the offer and sale of the units, as well as the legal, printing, accounting, and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USNG's business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USNG’s net asset values and trading levels to meet its investment objectives will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties and have an option to renew, or, in some cases, are in effect for the duration of USNG’s existence. Either party may terminate these agreements earlier for certain reasons listed in the agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, USNG may purchase over-the-counter contracts. Unlike most of the exchange-traded natural gas futures contracts or exchange-traded options on such futures, each party to such contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some natural gas-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other natural gas-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of natural gas- or petroleum-based fuels that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of natural gas, or forward natural gas prices, or natural gas futures prices. For example, USNG may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the spot price of natural gas, the price of Futures Contracts traded on the NYMEX and the prices of other Futures Contracts that may be invested in by USNG.

To protect itself from the credit risk that arises in connection with such contracts, USNG may enter into agreements with each counterparty that provide for the netting of its overall exposure to its counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USNG also may require that the counterparty be highly rated and/or provide collateral or other credit support to address USNG’s exposure to the counterparty.

USNG may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Futures Contract. USNG would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months. The effect of holding such combined positions is to adjust the sensitivity of USNG to changes in the price relationship between futures contracts which will expire sooner and those that will expire later. USNG would use such a spread if the General Partner felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of USNG, or if the General Partner felt that it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices. USNG would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option. The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts. USNG would make use of such a straddle approach if, in the opinion of the General Partner, the resulting combination would more closely track the investment goals of USNG or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices.

During the three months ended March 31, 2007, USNG was not exposed to counterparty risk.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures.

USNG maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in USNG’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of the General Partner, including its chief executive officer and chief financial officer, who perform functions equivalent to those a principle executive officer and principal financial officer of USNG would perform if USNG had any officers, have evaluated the effectiveness of USNG’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of USNG have been effective as of the end of the period covered by this quarterly report.

Change in Internal Control Over Financial Reporting.

There were no changes in USNG’s internal control over financial reporting during USNG’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, USNG’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors

There has not been a material change from the risk factors previously disclosed in the registrant's Form S-1, effective April 17, 2007.

Item 5.	Other Information

Monthly Account Statements

Pursuant to the requirement under part 4.22 of the Commodities Exchange Act, each month USNG publishes an account statement for its unitholders, which includes a statement of income (loss) and a statement of changes in NAV. The account statement is filed with the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USNG’s website at www.unitedstatesnaturalgasfund.com.

Item 6.	Exhibits

Listed below are the exhibits which are filed or furnished as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

10.1*#	License Agreement among United States Natural Gas Fund, LP, Victoria Bay Asset Management, LLC, certain other funds which are managed by Victoria Bay Asset Management, LLC and the New York Mercantile Exchange, Inc. dated as of April 10, 2007.

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith
** Furnished herewith
#   Confidential treatment has been requested for portions of this document. The confidential portions have been omitted and have been filed separately, on a confidential basis, with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Natural Gas Fund, LP (Registrant) By: Victoria Bay Asset Management, LLC, its general partner
By: /s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer
DateDate: June 1, 2007
By: /s/ Howard Mah
Howard Mah
Chief Financial Officer
DateDate: June 1, 2007