Form 10-Q
period 2007-06-30
United States Natural Gas Fund, LP
filed 2007-08-09
CIK 1376227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer   ☐                Accelerated filer   ☐                Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

☐ Yes    ☒ No

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

United States Natural Gas Fund, LP
Statements of Financial Condition
At June 30, 2007 (Unaudited) and December 31, 2006

	June 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$39,958,869	$1,000
Equity in UBS Securities LLC trading accounts:
Cash	15,795,873	-
Unrealized gain (loss) on open commodity futures contracts	(8,354,270)	-
Receivable for units sold	13,483,089	-
Interest receivable	24,072	-

Total assets	$60,907,633	$1,000

Liabilities and Partners' Capital
General Partner management fees (Note 3)	$14,901	$-
Brokerage commissions payable	2,000	-
Independent Directors' fees and expenses payable	1,349	-
NYMEX license fee payable	3,891	-

Total liabilities	22,141	-

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	20
Limited Partners	60,885,492	980
Total Partners' Capital	60,885,492	1,000

Total liabilities and partners' capital	$60,907,633	$1,000

Limited Partners' units outstanding	1,400,000
Net asset value per unit	$43.49
Market value per unit	$44.25

See accompanying notes to financial statements.

United States Natural Gas Fund, LP
Schedule of Investments (Unaudited)
At June 30, 2007

Open Futures Contracts
		Loss on Open
	Number of	Commodity	% of Partners'
	Contracts	Contracts	Capital
United States Contracts
Natural Gas Futures contracts, expires August 2007	898	$(8,354,270)	(13.72)

Cash	39,958,869	65.63
Cash on deposit with broker	15,795,873	25.94
Other receivables in excess of liabilities	13,485,020	22.15
Total Partners' Capital	$60,885,492	100.00

See accompanying notes to financial statements.

United States Natural Gas Fund, LP
Statement of Operations (Unaudited)
For the period from April 18, 2007 (commencement of operations) to June 30, 2007

Income
Gains (losses) on trading of commodity futures contracts:
Realized gains on closed positions	$267,120
Change in unrealized gains (losses) on open commodity futures contracts	(8,354,270)
Interest income	414,182
Other income	14,000

Total loss	(7,658,968)

Expenses
General Partner management fees (Note 3)	58,363
Brokerage commissions	15,854
Other expenses	5,240

Total expenses	79,457

Net loss	$(7,738,425)
Net loss per limited partnership unit	$(6.51)
Net loss per weighted average limited partnership unit	$(8.13)
Weighted average limited partnership units outstanding	951,351

See accompanying notes to financial statements.

United States Natural Gas Fund, LP
Statement of Changes in Partners' Capital (Unaudited)
For the period from April 18, 2007 (commencement of operations) to June 30, 2007

	General Partner	Limited Partners	Total

Balances, at April 18, 2007	$20	$980	$1,000
Addition of 2,400,000 partnership units	-	120,599,841	120,599,841
Redemption of 1,000,000 partnership units	(20)	(51,976,904)	(51,976,924)
Net loss	-	(7,738,425)	(7,738,425)

Balances, at June 30, 2007	$-	$60,885,492	$60,885,492

Net Asset Value Per Unit
At April 18, 2007 (commencement of operations)	$50.00
At June 30, 2007	$43.49

See accompanying notes to financial statements.

United States Natural Gas Fund, LP
Statement of Cash Flows (Unaudited)
For the period from April 18, 2007 (commencement of operations) to June 30, 2007

Cash Flows from Operating Activities:
Net income (loss)	$(7,738,425)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase in commodity futures trading account - cash	(15,795,873)
Increase in unrealized loss on futures contracts	8,354,270
Increase in interest receivable and other assets	(24,072)
Increase in management fees payable	14,901
Increase in commissions payable	2,000
Increase in directors' fees payable	1,349
Increase in other liabilities	3,891

Net cash used in operating activities	(15,181,959)

Cash Flows from Financing Activities:
Subscription of partnership units	107,116,752
Redemption of partnership units	(51,976,924)

Net cash provided by financing activities	55,139,828

Net Increase in Cash and Cash Equivalents	39,957,869

Cash and Cash Equivalents, beginning of period	1,000
Cash and Cash Equivalents, end of period	$39,958,869

See accompanying notes to financial statements.

United States Natural Gas Fund, LP
Notes to Financial Statements
June 30, 2007 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

United States Natural Gas Fund, LP (“USNG” or the “Fund”) is organized as a limited partnership under the laws of the state of Delaware. The Fund is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the "AMEX"). The Fund will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership  (the “Limited Partnership Agreement”). The investment objective of the Fund is for the changes in percentage terms of its net asset value to reflect the changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana as measured by the changes in the price of the futures contract on natural gas (the “Benchmark Futures Contract”) traded on the New York Mercantile Exchange (the "NYMEX") that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less the Fund’s expenses. The Fund will accomplish its objective through investments in futures contracts for natural gas traded on the NYMEX or other regulated commodity exchanges. The Fund may also invest in crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas interests such as cash-settled options on Futures Contracts, forward contracts for natural gas and over-the-counter transactions that are based on the price of natural gas, oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Interests”), if in the opinion of the General Partner such investments will allow the Fund to achieve its investment objective.

The Fund commenced operations on April 18, 2007 and has a fiscal year ending on December 31. Victoria Bay Asset Management, LLC is the general partner of the Fund (the “General Partner”) and is also responsible for the management of the Fund.  The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator effective December 1, 2005. Victoria Bay Asset Management, LLC is also the general partner of United States Oil Fund, LP (“USOF”) which listed its Units on the AMEX under the ticker symbol “USO” on April 10, 2006.

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

The Fund issues limited partnership interests (“Units”) to authorized purchasers by offering creation baskets consisting of 100,000 Units (“Creation Baskets”) through a marketing agent. The purchase price for a Creation Basket is based upon the net asset value of a Fund Unit. In addition, authorized purchasers pay the Fund a $1,000 fee for each order to create one or more Creation Baskets. Subsequent to the sale of the initial Creation Basket, Units can be purchased or sold on a nationally recognized securities exchange in smaller increments. Units purchased or sold on a nationally recognized securities exchange will not be made at the net asset value of the Fund but rather at market prices quoted on such exchange.

In April 2007, the Fund initially registered 30,000,000 Units on Form S-1 with the SEC. On April 18, 2007, the Fund listed its Units on the AMEX under the ticker symbol "UNG." On that day, the Fund established its initial net asset value by setting the price at $50.00 per Unit and issued 200,000 Units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $10,001,000 in cash. To date, the Fund has registered a total of 30,000,000 Units. The Fund commenced investment operations on April 18, 2007 by purchasing Benchmark Futures Contracts traded on the NYMEX.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statement of financial condition and in the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statement of operations. The Fund earns interest on assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate less fifty basis points.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

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

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss is allocated among the partners of the Fund in proportion to the number of Units each partner holds as of the close of each month. The General Partner may revise, alter or otherwise modify this method of allocation as described in the Limited Partnership Agreement.

Calculation of Net Asset Value

The Fund calculates its net asset value on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of Units issued and outstanding. The Fund uses the NYMEX closing price on that day to determine the value of contracts held on the NYMEX.

Net Income (Loss) per Limited Partnership Unit

Net income (loss) per Unit is the difference between the net asset value per Unit at the beginning of each period and at the end of each period. The weighted average number of Units outstanding was computed for purposes of disclosing net loss per weighted average Unit. The weighted average Units are equal to the number of Units outstanding at the end of the period, adjusted proportionately for Units redeemed based on the amount of time the Units were outstanding during such period. There were no Units held by the General Partner at June 30, 2007.

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

Cash Equivalents

As of June 30, 2007, cash and cash equivalents included money market portfolios and overnight time deposits with original maturity dates of three months or less.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Fund’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the Limited Partnership Agreement, the General Partner is responsible for investing the assets of the Fund in accordance with the objectives and policies of the Fund. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Fund. For these services, the Fund is contractually obligated to pay the General Partner a fee, which is paid monthly and based on average daily net assets, that is equal to 0.60% per annum on average daily net assets of $1,000,000,000 or less and 0.50% per annum on average daily net assets that are greater than $1,000,000,000.

For the period from April 18, 2007 through June 30, 2007, the Fund incurred offering and organizational costs in the amount of $670,764, all of which were funded by the General Partner. The Fund does not have any obligation or intention to reimburse such payments.

Ongoing Registration Fees

The Fund pays all costs and expenses associated with the ongoing registration of Units subsequent to the intial offering. These costs and expenses include, but are not limited to, registration fees paid to the SEC, the National Association of Securities Dealers or any other regulatory agency in connection with the offer and sale of Units, and all legal, accounting, printing, and other expenses associated therewith. For the period from April 18, 2007 through June 30, 2007, the Fund did not incur ongoing registration fees as stated above.

Directors’ Fees

The Fund is responsible for paying the fees and expenses including directors' and officers' liability insurance, of the independent directors who are also audit committee members. The Fund will share these fees with USOF based on the relative assets of each Fund, computed on a daily basis. These fees for calendar year 2007 are estimated to be a total of $276,000 for both funds.

Licensing Fees

As discussed in Note 4, the Fund entered into a licensing agreement with the NYMEX on May 30, 2007. The agreement has an effective date of April 10, 2006. Pursuant to the agreement, the Fund and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. For the period from April 18, 2007 through June 30, 2007, the Fund accrued $3,891 under this arrangement.

Other Expenses and Fees

In addition to the fees described above, the Fund pays all brokerage fees, taxes and other expenses in connection with the operation of the Fund, excluding costs and expenses paid by the General Partner as outlined in Note 4.

NOTE 4 - CONTRACTS AND AGREEMENTS

The Fund is party to a marketing agent agreement, dated as of April 17, 2007, with ALPS Distributors Inc. (“ALPS”), a Colorado corporation, whereby ALPS provides certain marketing services for the Fund as outlined in the agreement. The fees of the marketing agent, which are borne by the General Partner, are equal to 0.06% on Fund assets up to $3 billion and 0.04% on Fund assets in excess of $3 billion.

The above fees do not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; and the printing and production of various marketing materials.

The Fund is also party to a custodian agreement, dated January 12, 2007,  with Brown Brothers Harriman & Co. (“Brown Brothers”), whereby Brown Brothers holds investments on behalf of the Fund. The General Partner pays the fees of the custodian, which shall be determined by the parties from time to time. In addition, the Fund is party to an administrative agency agreement, dated March 5, 2007, with the General Partner and Brown Brothers, whereby Brown Brothers acts as the administrative agent, transfer agent and registrar for the Fund. The General Partner also pays the fees of Brown Brothers for its services under this agreement and such fees will be determined by the parties from time to time.

Currently, the General Partner pays Brown Brothers for its services, in the foregoing capacities, the greater of a minimum amount of $125,000 annually or an asset charge of (a) 0.06% for the first $500 million of USOF and USNG’s combined net assets, (b) 0.0465% for USOF and USNG’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% for USOF and USNG’s combined net assets in excess of $1 billion. The General Partner also pays a $50,000 annual fee for transfer agency services and transaction fees ranging from $7.00 to $15.00 per transaction.

The Fund invests primarily in Futures Contracts traded on the NYMEX. On May 30, 2007, the Fund and the NYMEX entered into a licensing agreement whereby the Fund was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. The agreement has an effective date of April 10, 2006. Under the licensing agreement, the Fund and the affiliated funds managed by the General Partner pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

The Fund expressly disclaims any association with the NYMEX or endorsement of the Fund by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

The Fund has entered into a brokerage agreement with UBS Securities LLC (the "Futures Commission Merchant"). The agreement requires the Futures Commission Merchant to provide services to the Fund in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Interests that may be purchased and sold by or through the Futures Commission Merchant for the Fund’s account. The agreement provides that the Futures Commission Merchant charge the Fund commissions of approximately $8 per round-turn trade, plus applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

The Fund engages in the speculative trading of Futures Contracts and options on Futures Contracts (collectively, “derivatives”). The Fund is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

All of the contracts currently traded by the Fund are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, the Fund must rely solely on the credit of its respective individual counterparties. However, in the future, if the Fund were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. The Fund also has credit risk since the sole counterparty to all domestic futures contracts is the exchange clearing corporation. In addition, the Fund bears the risk of financial failure by the clearing broker.

The purchase and sale of futures and options on Futures Contracts requires margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

The Fund’s cash and other property, such as U.S. Treasury Bills, deposited with a futures commission merchant are considered commingled with all other customer funds subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

USNG may invest its cash in money market fund that seek to maintain a stable net asset value.  USNG may be exposed to any risk of loss associated with an investment in these money market funds.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Fund is exposed to market risk equal to the value of Futures Contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, the Fund pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

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

On March 17, 2006, USOF received a letter from Goldman, Sachs & Co. (“Goldman Sachs”) providing it with notice under 35 U.S.C. Section 154(d) of two pending United States patent applications, Publication Nos. 2004/0225593A1 and 2006/0036533A1. USOF is currently reviewing the Goldman Sachs published patent applications, and has engaged in discussions with Goldman Sachs regarding its pending applications and USOF’s own pending patent application. USNG and USOF are similarly structured and USNG is a commodity pool that is administered like USOF. USNG and USOF are unable to determine the outcome of this matter at this time, due in part to the fact that the Goldman Sachs patent applications are pending and have not been issued as U.S. Patents.

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per Unit performance data and other supplemental financial data for the period from April 18, 2007 (commencement of operations) to June 30, 2007 for the limited partners. This information has been derived from information presented in the financial statements.

For the period from
April 18, 2007 to
June 30, 2007 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$50.00
Total income (loss)	(6.43)
Total expenses	(0.08)
Net increase (decrease) in net asset value	(6.51)
Net asset value, end of period	$43.49

Total Return	(13.02)%

Ratios to Average Net Assets (annualized)
Total income (loss)	(78.74)%
Expenses excluding management fees	(0.22)%
Management fee	(0.60)%
Net income (loss)	(79.56)%

Total returns are calculated based on the change in value during the period. An individual limited partner's total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto of United States Natural Gas Fund, LP (“USNG”) included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause USNG’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe USNG’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USNG cannot assure investors that the projections included in these forward-looking statements will come to pass. USNG’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

USNG has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and USNG assumes no obligation to update any such forward-looking statements. Although USNG undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that USNG may make directly to them or through reports that USNG in the future files with the U.S. Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

USNG, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange ("AMEX"). The investment objective of USNG is for changes in percentage terms of the units’ net asset value ("NAV") on a daily basis to reflect the changes in percentage terms in the price of natural gas delivered at the Henry Hub, Louisiana as measured by the “Benchmark Futures Contract,” also on a daily basis, less USNG’s expenses.

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

At present, on any valuation day the Benchmark Futures Contract is the near month contract for natural gas traded on the New York Mercantile Exchange ("NYMEX") unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Futures Contract is the next month contract for natural gas traded on the NYMEX. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

USNG invests in futures contracts for natural gas, other types of crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas and over-the-counter transactions that are based on the price of natural gas, oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). The general partner of USNG, Victoria Bay Asset Management, LLC (the "General Partner"), which is registered as a commodity pool operator, is authorized by the Limited Partnership Agreement of USNG to manage USNG. The General Partner is authorized by USNG in its sole judgment to employ, establish the terms of employment for and terminate commodity trading advisors or futures commission merchants.

Valuation of Natural Gas Futures Contracts and the Computation of the NAV

The NAV of USNG units is calculated once each trading day as of the earlier of the close of the New York Stock Exchange (the "NYSE") or 4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time. Trading on the AMEX typically closes at 4:15 p.m. New York time. USNG uses the NYMEX closing price (determined at the earlier of the close of that exchange or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USNG investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time.

Management’s Discussion of Results of Operations and the Natural Gas Market

Results of Operations.  On April 18, 2007, USNG listed its units on the AMEX under the ticker symbol “UNG”. On that day, USNG established its initial NAV by setting the price at $50.00 per unit and issued 200,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $10,001,000 in cash. USNG also commenced investment operations on that day by purchasing Futures Contracts traded on the NYMEX that are based on natural gas. The total market value of the Futures Contracts purchased on that day was $9,958,080 at the time of purchase. USNG established cash deposits equal to $10,001,000 at the time of the initial sale of units. The majority of those cash assets were held at USNG’s custodian bank while less than 20% of the cash balance was held as margin deposits with UBS Securities LLC, USNG’s commodity broker (the "Futures Commission Merchant"), relating to the Futures Contracts purchased.

Portfolio Expenses. USNG’s expenses consist of management fees, brokerage fees and commissions, certain offering costs, licensing fees and the fees and expenses of the independent directors. The management fee that USNG pays to the General Partner is calculated as a percentage of the total net assets of USNG. For total net assets of up to $1 billion, the management fee is 0.60%, and for total net assets over $1 billion, the management fee is 0.50% on the incremental amount of assets. During the period from April 18, 2007 through June 30, 2007, the daily average total net assets of USNG were approximately $47,978,347. At no time during the period from April 18, 2007 to June 30, 2007, did the total net assets of USNG exceed $1 billion. The management fee paid by USNG amounted to $58,363, which was calculated at the 0.60% rate and accrued daily.

USNG pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the National Association of Securities Dealers (the "NASD") and any other regulatory agency in connection with subsequent offers and sales of its units and all legal, accounting, printing and other expenses associated therewith. For the period from April 18, 2007 through June 30, 2007, USNG incurred $0 in ongoing registration fees. USNG is responsible for paying the fees and expenses, including directors' and officers' liability insurance, of the independent directors who are also audit committee members. USNG will share these fees with USOF based on the relative assets of each fund, computed on a daily basis. These fees for calendar year 2007 are estimated to be a total of $276,000 for both funds.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less ("Treasuries"). During the period from April 18, 2007 through June 30, 2007, total commissions paid to brokers amounted to $15,854. Prior to the initial offering, USNG had estimated that the annual level of such commissions for USNG was expected to be 0.13% of total net assets. As an annualized percentage of total net assets, the figures for the period from April 18, 2007 through June 30, 2007 represent approximately 0.16% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expense to rise further in future quarters.

Expenses incurred from April 18, 2007 through June 30, 2007 in connection with organizing USNG and the initial offering costs of the units were borne by the General Partner, and are not subject to reimbursement by USNG.

Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of the portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in cash deposits or in Treasuries. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash held with USNG’s custodian bank. The cash or Treasuries earn interest that accrues on a daily basis. For the period from April 18, 2007 through June 30, 2007, USNG earned $414,182 in interest income in such cash holdings. Based on USNG’s average daily total net assets, this is equivalent to an annualized yield of 4.26%. USNG did not purchase Treasuries during the period from April 18, 2007 through June 30, 2007 and held all of its funds in cash or cash equivalents during this period.

Tracking USNG’s Benchmark. USNG seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USNG seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change of the Benchmark Futures Contract. As an example, if the average daily movement of the Benchmark Futures Contract for a particular 30-day time period was 0.50% per day, USNG management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USNG’s portfolio management goals do not include trying to make the nominal price of USNG’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for natural gas. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas futures contracts.

For the 30 valuation days ended June 30, 2007, the simple average daily change in the Benchmark Futures Contract was -0.692%, while the simple average daily change in the NAV of USNG over the same time period was -0.679%. The average daily difference was 0.013% (or 1.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 2.25%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

From the commencement of the offering of USNG units to the public on April 18, 2007 to June 30, 2007, the simple average daily change in the Benchmark Futures Contract was -.262%, while the simple average daily change in the NAV of USNG over the same time period was -0.250%. The average daily difference was 0.012% (or 1.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 2%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USNG versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USNG, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USNG’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the period from April 18, 2007 through June 30, 2007, the actual total return of USNG as measured by changes in its NAV was -13.02%. This is based on an initial NAV of $50.00 on April 18, 2007 and an ending NAV as of June 29, 2007 of $43.49. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contracts, USNG would have ended the second quarter of 2007 with an estimated NAV of $43.21, for a total return over the relevant time period of -13.58%. The difference between the actual NAV total return of USNG of -13.02% and the expected total return based on the Benchmark Futures Contracts of -13.58 was an error over the time period of +0.56, which is to say that USNG’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USNG collects on its cash and cash equivalent holdings. In addition, during the period, USNG also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to USNG’s actual return exceeding the benchmark results. However, if the total assets of USNG continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.

There are currently three factors that have, during the latest period, or are most likely to impact USNG’s ability to accurately track its Benchmark Futures Contract.

First, USNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day in which USNG executes the trade. In that case, USNG may get a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USNG to either be too high or too low relative to the changes in the daily benchmark. In the second quarter of 2007, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sales of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it is not always possible for USNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USNG’s attempt to track its benchmark over time.

Second, USNG earns interest on its cash and Treasury holdings. USNG is not required to distribute any portion of its income to its unitholders and did not make any distribution to unitholders in the second quarter of 2007. Interest payments, and any other income, were retained within the portfolio and added to USNG’s NAV. When this income exceeds the level of USNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors), USNG will realize a net yield that will tend to cause daily changes in the NAV of USNG to track slightly higher than daily changes in the Benchmark Futures Contracts. During the second quarter of 2007, USNG earned on an annualized basis approximately 4.26% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.16% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.06% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately 3.52% and affected USNG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. If short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error would become a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contracts.

Third, USNG may hold Other Natural Gas-Related Interests in its portfolios that may fail to closely track the Benchmark Futures Contract's total return movements. In that case, the error in tracking the benchmark can result in daily changes in the NAV of USNG that are either too high, or too low, relative to the daily changes in the benchmark. During the second quarter of 2007, USNG did not hold any Other Natural Gas-Related Interests. However, there can be no assurance that in future quarters USNG will not make use of such Other Natural Gas-Related Interests.

Term Structure of Natural Gas Futures Prices and the Impact on Total Returns. Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result in investing in near month Benchmark Futures Contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the next month contract. If the price of near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration. Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), then absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes the near month contract and approaches expiration.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of natural gas futures contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of USNG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango has impacted the total return on an investment in USNG units during the past quarter relative to a hypothetical direct investment in natural gas. For example, an investment made in USNG units on April 18, 2007 and held to June 30, 2007 decreased, based upon the changes in the closing market prices for USNG units on those days, by -13.02%, while the spot price of natural gas for immediate delivery during the same period decreased -11.24% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas). This period of contango did not meaningfully impact USNG’s investment objective of having percentage changes in its per unit price track percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tended to equally impact the percentage changes in price of both USNG’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods and, because of the seasonal nature of natural gas demand, both may occur within a single year’s time.

Natural Gas Market. During the second quarter of 2007, natural gas prices in the United States were impacted by several factors. At the beginning of the quarter, the amount of natural gas in storage was at higher than average levels versus the previous five years. The spring weather in the United States was moderate through much of the quarter. A major use of natural gas in spring months is the production of electricity for residential and commercial buildings. The mild weather had the effect of reducing the rate at which the storage levels of natural gas fell. During the entire quarter, the seasonally adjusted inventory levels of stored natural gas remained above five-year averages. Finally, crude oil prices were stable to down moderately during most of the quarter. As crude oil is used in the production of various alternatives to natural gas for both the heating of buildings and the production of electricity, the moderate decline in the price of crude oil early in the quarter tended to hold down natural gas prices as well. As a result of all the factors mentioned above, the natural gas market in the United States remained reasonably well supplied. The price of natural gas did not experience any significant jumps; rather, the price remained fairly range-bound for most of the quarter in the $7.50 to $8.00 level. Prices ranged from a low of $6.65 to a high of $8.24 per MMbtu with an average price of $7.72. However, prices fell at the very end of the quarter due to weak demand resulting from relatively cool weather across much of the U.S.

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

The General Partner has evaluated the nature and types of estimates that it makes in preparing USNG's financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. This is not currently applicable as USNG did not invest in futures contracts other than those traded on a United States futures exchange during the time period covered by this report. To the extent USNG makes such investments in the future, the values used by USNG for its forward contracts will be provided by its commodity broker who values over-the-counter contracts based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis.

Liquidity and Capital Resources

USNG does not anticipate making use of borrowings or other lines of credit to meet its obligations. USNG has met, and it is anticipated that USNG will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from cash, cash equivalents and/or short-term Treasuries that it intends to hold at all times. USNG’s liquidity needs include: redeeming units, providing margin deposits for its existing natural gas futures contracts or the purchase of additional natural gas futures contracts and posting collateral for its over-the-counter contracts and payment of its expenses, summarized below under “Contractual Obligations.”

USNG currently generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on cash and its investments in Treasuries. USNG has allocated substantially all of its net assets to trading in natural gas interests. A significant portion of the NAV was held in Treasuries and cash that was used as margin for USNG's trading in natural gas interests. The percentage that Treasuries will bear to the total net assets will vary from period to period as the market values of the natural gas interests change. The balance of the net assets is held in USNG's Futures Contracts and Other Natural Gas-Related Investments trading account. Interest earned on USNG's interest bearing-funds is paid to USNG.

USNG's investment in natural gas interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit the fluctuations in Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a natural gas futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USNG from promptly liquidating its positions in Futures Contracts.

Through April 10, 2006, all of the expenses of USOF, which is also managed by the General Partner, and of the General Partner, were funded by its affiliates. Since April 10, 2006, these expenses have largely been borne by the General Partner and USOF.

To date, all of USNG’s expenses, including its organization and offering expenses relating to the initial offering of its units, have been paid by the General Partner. Fees and expenses associated with the registration of units with the SEC subsequent to the initial offering will be borne by USNG. In addition, fees and expenses (including directors and officers' liability insurance) of the independent directors, the management fee to the General Partner, brokerage fees and licensing fees will be paid directly by USNG. If the General Partner and USNG are unsuccessful in raising sufficient funds to cover USNG's expenses or in locating any other source of funding, USNG will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Futures Contracts and Other Natural Gas-Related Investments, such as forwards, involves USNG entering into contractual commitments to purchase or sell natural gas at a specified date in the future. The gross or face amount of the contracts will significantly exceed USNG's future cash requirements since USNG intends to close out its open positions prior to settlement. As a result, USNG is generally only subject to the risk of loss arising from the change in value of the contracts. USNG considers the "fair value'' of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with USNG's commitments to purchase natural gas is limited to the gross face amount of the contracts held. However, should USNG enter into a contractual commitment to sell natural gas, it would be required to make delivery of the natural gas at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of natural gas, the market risk to USNG could be unlimited.

USNG's exposure to market risk depends on a number of factors, including the markets for natural gas, the volatility of interest rates and foreign exchange rates, the liquidity of the Futures Contracts and Other Natural Gas-Related Investments markets and the relationships among the contracts held by USNG. The limited experience that USNG has had in utilizing its model to trade in natural gas interests in a manner intended to track the spot price of natural gas, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor's capital.

Credit Risk

When USNG enters into Futures Contracts and Other Natural Gas-Related Investments, it is exposed to the credit risk that its counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions.

There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USNG in such circumstances. The General Partner attempts to manage the credit risk of USNG by following various trading limitations and policies. In particular, USNG posts margin and/or holds liquid assets that are approximately equal to the face amount of its obligations to counterparties under the Futures Contracts and Other Natural Gas-Related Investments it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USNG to limit its credit exposure. The Futures Commission Merchant or any other broker that may be retained by USNG in the future, when acting as USNG's futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by U.S. Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to USNG, all assets of USNG relating to domestic Futures Contracts trading. A futures commission merchant is not allowed to commingle USNG's assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the USNG assets related to foreign Futures Contract trading.

At June 30, 2007, USNG had deposits in domestic and foreign financial institutions in the amount of $39,958,869. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of June 30, 2007, USNG has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USNG. While USNG's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USNG's financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, USNG requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called Redemption Baskets. USNG has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

Contractual Obligations

USNG’s primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated as a fixed percentage of USNG’s NAV, currently 0.60% for a NAV of $1 billion or less, and thereafter 0.50% for a NAV above $1 billion. The General Partner agreed to pay the start-up costs associated with the formation of USNG, primarily its legal, accounting and other costs in connection with its contracts with service providers, its registration with the SEC and other regulatory filings in connection with the initial public offering of the units, and the registration fees paid to the SEC, the NASD and the AMEX in connection with such offering.

The General Partner pays the fees of the custodian and transfer agent, Brown Brothers Harriman & Co., as well as Brown Brothers Harriman & Co.’s fees for performing administrative services, including in connection with the preparation of USNG's financial statements and its SEC and CFTC reports. The General Partner also pays the fees of USNG’s accountants in connection with USNG's SEC and CFTC reporting, as well as those of its marketing agent. The General Partner and USNG also have entered into a licensing agreement with the NYMEX pursuant to which USNG and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX.

In addition to the General Partner’s management fee, USNG pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, registration and, subsequent to the initial offering, the fees paid to the SEC, NASD or any other regulatory agency in connection with the offer and sale of the units, as well as the legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USNG's business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis. USNG also pays a portion of the fees and expenses of the independent directors. See Note 3 to the Notes to Financial Statements (Unaudited).

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USNG’s NAVs and trading levels to meet its investment objectives will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties and have an option to renew, or, in some cases, are in effect for the duration of USNG’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, USNG may purchase over-the-counter contracts. Unlike most of the exchange-traded natural gas futures contracts or exchange-traded options on such futures, each party to over-the-counter contracts bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some natural gas-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other natural gas-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of natural gas- or petroleum-based fuels that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of natural gas, forward natural gas prices or natural gas futures prices. For example, USNG may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the spot price of natural gas, the price of Futures Contracts traded on the NYMEX and the prices of other Futures Contracts that may be invested in by USNG.

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

USNG may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Futures Contract. USNG would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months. The effect of holding such combined positions is to adjust the sensitivity of USNG to changes in the price relationship between futures contracts which will expire sooner and those that will expire later. USNG would use such a spread if the General Partner felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of USNG, or if the General Partner felt that it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in natural gas prices. USNG would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option. The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts. USNG would make use of such a straddle approach if, in the opinion of the General Partner, the resulting combination would more closely track the investment goals of USNG or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in natural  gas prices.

During the period from April 18, 2007 through June 30, 2007, USNG did not employ any hedging arrangements since all of its investments were made over an exchange. Therefore, USNG was not exposed to counterparty risk.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures.

USNG maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in USNG’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of the General Partner, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of USNG if USNG had any officers, have evaluated the effectiveness of USNG’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of USNG have been effective as of the end of the period covered by this quarterly report.

Change in Internal Control Over Financial Reporting.

There were no changes in USNG’s internal control over financial reporting during USNG’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, USNG’s internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors

There has not been a material change from the risk factors previously disclosed in USNG's Registration Statement on Form S-1, which was declared effective on April 18, 2007.

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

Listed below are the exhibits which are filed or furnished as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

10.1#	License Agreement among United States Natural Gas Fund, LP, Victoria Bay Asset Management, LLC, certain other funds which are managed by Victoria Bay Asset Management, LLC and the New York Mercantile Exchange, Inc. dated as of April 10, 2006.

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith
** Furnished herewith
#   Incorporated by reference to Exhibit 10.1 to USNG's quarterly report on Form 10-Q for the quarter ended March 31, 2007 which was filed on June 1, 2007. Confidential treatment has been requested for portions of this document. The confidential portions have been omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Natural Gas Fund, LP (Registrant) By: Victoria Bay Asset Management, LLC, its general partner
By: /s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer
DateDate: August 8, 2007
By: /s/ Howard Mah
Howard Mah
Chief Financial Officer
DateDate: August 8, 2007