Form 10-Q
period 2007-09-30
United States Natural Gas Fund, LP
filed 2007-11-14
CIK 1376227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer   ☐                Accelerated filer   ☐                Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

☐ Yes    ☒ No

Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Index to Condensed Financial Statements

Documents	Page
Condensed Statements of Financial Condition at September 30, 2007 (Unaudited) and December 31, 2006	2

Condensed Schedule of Investments (Unaudited) at September 30, 2007	3

Condensed Statements of Operations (Unaudited) for the three months ended September 30, 2007 and the period from April 18, 2007 (commencement of operations) to September 30, 2007	4

Condensed Statement of Changes in Partners' Capital (Unaudited) for the period from April 18, 2007 (commencement of operations) to September 30, 2007	5

Condensed Statement of Cash Flows (Unaudited) for the period from April 18, 2007 (commencement of operations) to September 30, 2007	6

Notes to Condensed Financial Statements for the period ended September 30, 2007 (Unaudited)	7

United States Natural Gas Fund, LP
Condensed Statements of Financial Condition
At September 30, 2007 (Unaudited) and December 31, 2006

	September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$302,720,143	$1,000
Equity in UBS Securities LLC trading accounts:
Cash	130,383,326	-
Unrealized loss on open commodity futures contracts	(13,529,200)	-
Receivable for units sold	65,197,167	-
Interest receivable	956,354	-
Other assets	5,000	-

Total assets	$485,732,790	$1,000

Liabilities and Partners' Capital
Payable for units redeemed	$3,917,623	$-
General Partner management fees (Note 3)	204,203	-
Brokerage commissions payable	22,800	-
Other liabilities	91,715	-

Total liabilities	4,236,341	-

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	20
Limited Partners	481,496,449	980
Total Partners' Capital	481,496,449	1,000

Total liabilities and partners' capital	$485,732,790	$1,000

Limited Partners' units outstanding	12,600,000
Net asset value per unit	$38.21
Market value per unit	$38.25

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2007

Open Futures Contracts
		Loss on Open
	Number of	Commodity	% of Partners'
	Contracts	Contracts	Capital
United States Contracts
Natural Gas Futures contracts, expires November 2007	7,006	$(13,529,200)	(2.81)

Cash Equivalents
	Cost	Market Value
United States - Money Market Funds
AIM STIT- Liquid Assets Portfolio	$32,692,804	$32,692,804	6.79
AIM STIT- STIC Prime Portfolio	52,921,238	52,921,238	10.99
Goldman Sachs Financial Square Funds - Government Fund	50,164,032	50,164,032	10.42
Goldman Sachs Financial Square Funds - Prime Obligations Fund	30,104,368	30,104,368	6.25
	$165,882,442	165,882,442	34.45

Cash	136,837,701	28.42
Total cash & cash equivalents	302,720,143	62.87

Cash on deposit with broker	130,383,326	27.08
Other assets and receivables in excess of liabilities	61,922,180	12.86
Total Partners' Capital	$481,496,449	100.00

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2007 and the period from April 18, 2007 (commencement of operations) to September 30, 2007

		Period from
	Three months ended	April 18, 2007 to
	September 30, 2007	September 30, 2007
Income
Gains (losses) on trading of commodity futures contracts:
Realized gains on closed positions	$10,910,020	$11,177,140
Change in unrealized losses on open positions	(5,174,930)	(13,529,200)
Interest income	2,872,836	3,287,018
Other income	48,000	62,000

Total gain	8,655,926	996,958

Expenses
General Partner management fees (Note 3)	387,014	445,377
Brokerage commissions	142,680	158,534
Other expenses	91,811	97,051

Total expenses	621,505	700,962

Net gain	$8,034,421	$295,996
Net loss per limited partnership unit	$(5.28)	$(11.79)
Net gain per weighted average limited partnership unit	$1.17	$0.07
Weighted average limited partnership units outstanding	6,856,522	4,224,096

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statement of Changes in Partners' Capital (Unaudited)
For the period from April 18, 2007 (commencement of operations) to September 30, 2007

	General Partner	Limited Partners	Total

Balances, at April 18, 2007	$20	$980	$1,000
Addition of 20,600,000 partnership units	-	798,959,388	798,959,388
Redemption of 8,000,000 partnership units	(20)	(317,759,915)	(317,759,935)
Net gain	-	295,996	295,996

Balances, at September 30, 2007	$-	$481,496,449	$481,496,449

Net Asset Value Per Unit
At April 18, 2007 (commencement of operations)	$50.00
At September 30, 2007	$38.21

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statement of Cash Flows (Unaudited)
For the period from April 18, 2007 (commencement of operations) to September 30, 2007

Cash Flows from Operating Activities:
Net income (loss)	$295,996
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase in commodity futures trading account - cash	(130,383,326)
Increase in unrealized loss on futures contracts	13,529,200
Increase in interest receivable and other assets	(961,354)
Increase in management fees payable	204,203
Increase in commissions payable	22,800
Increase in other liabilities	91,715

Net cash used in operating activities	(117,200,766)

Cash Flows from Financing Activities:
Subscription of partnership units	733,762,221
Redemption of partnership units	(313,842,312)

Net cash provided by financing activities	419,919,909

Net Increase in Cash and Cash Equivalents	302,719,143

Cash and Cash Equivalents, beginning of period	1,000
Cash and Cash Equivalents, end of period	$302,720,143

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Notes to Condensed Financial Statements
For the period ended September 30, 2007 (Unaudited)

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

The Fund commenced operations on April 18, 2007 and has a fiscal year ending on December 31. Victoria Bay Asset Management, LLC is the general partner of the Fund (the “General Partner”) and is also responsible for the management of the Fund.  The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator with the Commodity Futures Trading Commission effective December 1, 2005. Victoria Bay Asset Management, LLC is also the general partner of United States Oil Fund, LP (“USOF”) which listed its units on the AMEX under the ticker symbol “USO” on April 10, 2006.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America. The financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

The Fund issues limited partnership interests (“Units”) to authorized purchasers by offering creation baskets consisting of 100,000 Units (“Creation Baskets”) through a marketing agent. The purchase price for a Creation Basket is based upon the net asset value of a Unit determined as of 4:00 p.m. New York time on the day the order to create the basket is properly received. In addition, authorized purchasers pay the Fund a $1,000 fee for each order to create one or more Creation Baskets. Units can be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket. Units purchased or sold on a nationally recognized securities exchange will not be made at the net asset value of the Fund but rather at market prices quoted on such exchange.

In April 2007, the Fund initially registered 30,000,000 Units on Form S-1 with the SEC. On April 18, 2007, the Fund listed its Units on the AMEX under the ticker symbol "UNG." On that day, the Fund established its initial net asset value by setting the price at $50.00 per Unit and issued 200,000 Units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $10,001,000 in cash. As of September 30, 2007, the Fund had registered a total of 30,000,000 Units. The Fund commenced investment operations on April 18, 2007 by purchasing Benchmark Futures Contracts traded on the NYMEX.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statement of financial condition and in the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statement of operations. The Fund earns interest on assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate less 50 basis points. In addition, the Fund earns interest on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

The Fund is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

Additions and Redemptions

Authorized purchasers may purchase Creation Baskets consisting of 100,000 Units from the Fund as of the beginning of each business day based upon the prior day’s net asset value.  Authorized purchasers may redeem Units from the Fund only in blocks of 100,000 Units called “Redemption Baskets.”  The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the Units in the Redemption Basket determined as of 4:00 p.m. New York time on the day the order to create or redeem the basket is properly received.

The Fund receives or pays the proceeds from Units sold or redeemed one business day after the trade-date of the purchase or redemption.  The amounts due from authorized purchasers are reflected in the Fund’s condensed statement of financial condition as receivable for Units sold, and amounts payable to authorized purchasers upon redemption are reflected as payable for Units redeemed.

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

Net Income (Loss) per Unit

Net income (loss) per Unit is the difference between the net asset value per Unit at the beginning of each period and at the end of each period. The weighted average number of Units outstanding was computed for purposes of disclosing net loss per weighted average Unit. The weighted average Units are equal to the number of Units outstanding at the end of the period, adjusted proportionately for Units redeemed based on the amount of time the Units were outstanding during such period. There were no Units held by the General Partner at September 30, 2007.

Offering Costs

Offering costs incurred in connection with the registration of additional Units after the initial registration of Units are borne by the Fund. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight line basis or a shorter period if warranted.

Cash Equivalents

Cash and cash equivalents include money market portfolios and overnight time deposits with original maturity dates of three months or less.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires the Fund’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

Prior to its inception, the Fund incurred offering and organizational costs in the amount of $670,764, all of which were funded by the General Partner. The Fund does not have any obligation or intention to reimburse such payments.

Ongoing Registration Fees

The Fund pays all costs and expenses associated with the ongoing registration of Units subsequent to the intial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of Units, and all legal, accounting, printing, and other expenses associated with such offer and sale. For the period from April 18, 2007 through September 30, 2007, the Fund did not incur ongoing registration fees as stated above.

Directors’ Fees

The Fund is responsible for paying the fees and expenses, including directors' and officers' liability insurance, of the independent directors of the General Partner who are also audit committee members. The Fund shares these fees with USOF based on the relative assets of each fund, computed on a daily basis. These fees for calendar year 2007 are estimated to be a total of $276,000 for both funds.

Licensing Fees

As discussed in Note 4, the Fund entered into a licensing agreement with the NYMEX on May 30, 2007. The agreement has an effective date of April 10, 2006. Pursuant to the agreement, the Fund and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. For the period from April 18, 2007 through September 30, 2007, the Fund incurred $29,692 under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with the Fund's tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which will be borne by the General Partner, will be paid by the Fund. These costs are estimated to be $450,000 for the year ending December 31, 2007.

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

Currently, the General Partner pays Brown Brothers for its services, in the foregoing capacities, the greater of a minimum amount of $125,000 annually or an asset charge of (a) 0.06% for the first $500 million of USOF and USNG’s combined net assets, (b) 0.0465% for USOF and USNG’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% for USOF and USNG’s combined net assets in excess of $1 billion. The General Partner also pays a $25,000 annual fee for transfer agency services and transaction fees ranging from $7.00 to $15.00 per transaction.

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

The Fund has entered into a brokerage agreement with UBS Securities LLC (the "Futures Commission Merchant"). The agreement requires the Futures Commission Merchant to provide services to the Fund in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Interests that may be purchased and sold by or through the Futures Commission Merchant for the Fund’s account. The agreement provides that the Futures Commission Merchant charge the Fund commissions of approximately $7 per round-turn trade, plus applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

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

All of the contracts currently traded by the Fund are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, the Fund must rely solely on the credit of its respective individual counterparties. However, in the future, if the Fund were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. The Fund also has credit risk, since the sole counterparty to all domestic futures contracts is the exchange clearing corporation. In addition, the Fund bears the risk of financial failure by the clearing broker.

The purchase and sale of futures and options on Futures Contracts requires margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

The Fund’s cash and other property, such as U.S. Treasury Bills, deposited with a futures commission merchant are considered commingled with all other customer funds subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total amount of cash and other property deposited.

USNG invests its cash in money market funds that seek to maintain a stable net asset value.  USNG is exposed to any risk of loss associated with an investment in these money market funds. As of September 30, 2007, USNG had deposits in domestic and foreign financial institutions in the amount of $267,221,027. This amount is subject to loss should these institutions cease operations.

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

The Fund’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, the Fund has a policy requiring review of the credit standing of each broker or counterparty with which it conducts business.

The financial instruments held by the Fund are reported in its condensed statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per Unit performance data and other supplemental financial data for the three months ended September 30, 2007 and the period from April 18, 2007 (commencement of operations) to September 30, 2007 for the limited partners. This information has been derived from information presented in the condensed financial statements.

		For the period from
	For the three months ended	April 18, 2007 to
	September 30, 2007	September 30, 2007
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$43.49	$50.00
Total loss	(5.19)	(11.62)
Total expenses	(0.09)	(0.17)
Net decrease in net asset value	(5.28)	(11.79)
Net asset value, end of period	$38.21	$38.21

Total Return	(12.14)%	(23.58)%

Ratios to Average Net Assets (annualized)
Total income	13.42%	1.34%
Expenses excluding management fees	(0.36)%	(0.34)%
Management fees	(0.60)%	(0.60)%
Net income	12.46%	0.40%

Total returns are calculated based on the change in value during the period. An individual limited partner's total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Fund.

NOTE 7 - SUBSEQUENT EVENTS

On November 6, 2007, the Fund filed a Registration Statement on Form S-1 with the SEC to register an additional 50,000,000 Units.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of United States Natural Gas Fund, LP (“USNG”) included elsewhere in this quarterly report on Form 10-Q.

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

USNG invests in futures contracts for natural gas, other types of crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas and over-the-counter transactions that are based on the price of natural gas, oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). The general partner of USNG, Victoria Bay Asset Management, LLC (the "General Partner"), which is registered as a commodity pool operator with the Commodity Futures Trading Commission, is authorized by the Amended and Restated Agreement of Limited Partnership of USNG (the "LP Agreement") to manage USNG. The General Partner is authorized by USNG in its sole judgment to employ, establish the terms of employment for and terminate commodity trading advisors or futures commission merchants.

Valuation of Natural Gas Futures Contracts and the Computation of the NAV

The NAV of the units is calculated once each trading day as of the earlier of the close of the New York Stock Exchange (the "NYSE") or 4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time. Trading on the AMEX typically closes at 4:15 p.m. New York time. USNG uses the NYMEX closing price (determined at the earlier of the close of that exchange or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USNG investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time.

Management’s Discussion of Results of Operations and the Natural Gas Market

Results of Operations.  On April 18, 2007, USNG listed its units on the AMEX under the ticker symbol “UNG”. On that day, USNG established its initial NAV by setting the price at $50.00 per unit and issued 200,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $10,001,000 in cash. USNG also commenced investment operations on that day by purchasing Futures Contracts traded on the NYMEX that are based on natural gas. The total market value of the Futures Contracts purchased on that day was $9,958,080 at the time of purchase. USNG established cash deposits equal to $10,001,000 at the time of the initial sale of units. The majority of those cash assets were held at USNG’s custodian bank, while less than 20% of the cash balance was held as margin deposits with UBS Securities LLC, USNG’s commodity broker (the "Futures Commission Merchant"), relating to the Futures Contracts purchased.

In its initial offering, USNG registered 30,000,000 units and, as of September 30, 2007, USNG has issued 20,600,000 units, leaving 9,400,000 units remaining to be issued. Unlike funds that are redeemed under the Investment Company Act of 1940, as amended, units that have been redeemed by USNG cannot be resold by USNG without registration of their offering with the SEC. As a result, USNG anticipates that further offerings of its units will be registered with the SEC in the future in anticipation of additional issuances.

As of September 30, 2007, the total unrealized loss on natural gas futures contracts owned or held on that day was $(13,529,200) and USNG established cash deposits that were equal to $433,103,469.  The majority of those cash assets were held at USNG's custodian bank, while less than 31% of the cash balance was held as margin deposits with the Futures Commission Merchant for the Futures Contracts purchased. The ending per Unit NAV on September 30, 2007 was $38.21.

Portfolio Expenses. USNG’s expenses consist of management fees, brokerage fees and commissions, certain offering costs, licensing fees and the fees and expenses of the independent directors of the General Partner. The management fee that USNG pays to the General Partner is calculated as a percentage of the total net assets of USNG. For total net assets of up to $1 billion, the management fee is 0.60%, and for total net assets over $1 billion, the management fee is 0.50% on the incremental amount of assets. During the period from April 18, 2007 through September 30, 2007, the daily average total net assets of USNG were approximately $163,215,433. At no time during the period from April 18, 2007 to September 30, 2007 did the total net assets of USNG exceed $1 billion. The management fee paid by USNG amounted to $445,377, which was calculated at the 0.60% rate and accrued daily.

USNG pays for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority ("FINRA") and any other regulatory agency in connection with subsequent offers and sales of its units and all legal, accounting, printing and other expenses associated therewith. For the period from April 18, 2007 through September 30, 2007, USNG did not incur any ongoing registration fees. USNG is responsible for paying the fees and expenses, including directors' and officers' liability insurance, of the independent directors of the General Partner who are also audit committee members. USNG shares these fees with United States Oil Fund, LP ("USOF") based on the relative assets of each fund, computed on a daily basis. These fees for calendar year 2007 are estimated to be a total of $276,000 for both funds.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less ("Treasuries"). During the period from April 18, 2007 through September 30, 2007, total commissions paid to brokers amounted to $158,534. Prior to the initial offering, USNG had estimated that its annual level of such commissions was expected to be 0.13% of total net assets. As an annualized percentage of total net assets, the figures for the period from April 18, 2007 through September 30, 2007 represent approximately 0.21% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise further in future quarters.

Expenses incurred from April 18, 2007 through September 30, 2007 in connection with organizing USNG and the initial offering costs of the units were borne by the General Partner, and are not subject to reimbursement by USNG.

Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of the portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the Futures Commission Merchant as margin, as well as unrestricted cash held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the period from April 18, 2007 through September 30, 2007, USNG earned $3,287,018 in interest income in such cash holdings. Based on USNG’s average daily total net assets, this is equivalent to an annualized yield of 4.43%. USNG did not purchase Treasuries during the period from April 18, 2007 through September 30, 2007 and held all of its funds in cash or cash equivalents during this period.

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

For the 30 valuation days ended September 30, 2007, the simple average daily change in the Benchmark Futures Contract was -0.370%, while the simple average daily change in the NAV of USNG over the same time period was -0.359%. The average daily difference was 0.011% (or 1.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 3.602%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the offering of USNG units to the public on April 18, 2007 to September 30, 2007, the simple average daily change in the Benchmark Futures Contract was -0.205%, while the simple average daily change in the NAV of USNG over the same time period was -0.192%. The average daily difference was 0.013% (or 1.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 3.06%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USNG versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USNG, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USNG’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the period from July 1, 2007 through September 30, 2007, the actual total return of USNG as measured by changes in its NAV was -12.14%. This is based on an initial NAV of $43.49 on June 30, 2007 and an ending NAV as of September 30, 2007 of $38.21. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contracts, USNG would have ended the third quarter of 2007 with an estimated NAV of $37.90, for a total return over the relevant time period of -12.85%. The difference between the actual NAV total return of USNG of -12.14% and the expected total return based on the Benchmark Futures Contracts of -12.85 was an error over the time period of +0.71, which is to say that USNG’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USNG collects on its cash and cash equivalent holdings. In addition, during the period, USNG also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to USNG’s actual return exceeding the benchmark results. However, if the total assets of USNG continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.

There are currently three factors that have, during the latest period, or are most likely to impact USNG’s ability to accurately track its Benchmark Futures Contract.

First, USNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day in which USNG executes the trade. In that case, USNG may get a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USNG to either be too high or too low relative to the changes in the daily benchmark. In the third quarter of 2007, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sales of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it is not always possible for USNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USNG’s attempt to track its benchmark over time.

Second, USNG earns interest on its cash and Treasury holdings. USNG is not required to distribute any portion of its income to its unitholders and did not make any distribution to unitholders in the third quarter of 2007. Interest payments, and any other income, were retained within the portfolio and added to USNG’s NAV. When this income exceeds the level of USNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USNG will realize a net yield that will tend to cause daily changes in the NAV of USNG to track slightly higher than daily changes in the Benchmark Futures Contracts. During the third quarter of 2007, USNG earned on an annualized basis approximately 4.45% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.22% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.14% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately 3.56% and affected USNG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. If short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error would become a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contracts.

Third, USNG may hold Other Natural Gas-Related Interests in its portfolio that may fail to closely track the Benchmark Futures Contract's total return movements. In that case, the error in tracking the benchmark could result in daily changes in the NAV of USNG that are either too high, or too low, relative to the daily changes in the benchmark. During the third quarter of 2007, USNG did not hold any Other Natural Gas-Related Interests. However, there can be no assurance that in future quarters USNG will not make use of such Other Natural Gas-Related Interests.

Term Structure of Natural Gas Futures Prices and the Impact on Total Returns. Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result in investing in near month Futures Contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the next month contract. If the price of near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration. Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), then absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes the near month contract and approaches expiration.

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

If the futures market is in backwardation, e.g., when the expected price of natural gas in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing natural gas prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the interest earned on Treasuries, cash and/or cash equivalents), the value of the next month contract would rise as it approaches expiration and becomes the new near month contract. In this example, the value of the $7 investment would tend to rise faster than the spot price of natural gas, or fall slower. As a result, it would be possible in this hypothetical example for the price of spot natural gas to have risen to $9 after some period of time, while the value of the investment in the futures contract would have risen to $10, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of natural gas could have fallen to $5 while the value of an investment in the futures contract could have fallen to only $6. Over time, if backwardation remained constant, the difference would continue to increase.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of USNG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango has impacted the total return on an investment in USNG units during the past quarter relative to a hypothetical direct investment in natural gas. For example, an investment made in USNG units on June 30, 2007 and held to September 30, 2007 decreased, based upon the changes in the closing market prices for USNG units on those days, by 12.14%, while the spot price of natural gas for immediate delivery during the same period increased by 1.4% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas). This period of contango did not meaningfully impact USNG’s investment objective of having percentage changes in its per unit NAV track percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tended to equally impact the percentage changes in price of both USNG’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods and, because of the seasonal nature of natural gas demand, both may occur within a single year’s time.

Natural Gas Market. During the third quarter of 2007, natural gas prices in the United States were impacted by several factors. At the beginning of the quarter, the amount of natural gas in storage was at higher than average levels versus the previous five years. The summer weather in the United States was moderate through much of the quarter. A major use of natural gas in summer months is the production of electricity for residential and commercial buildings. A major variable in the use of natural gas for electricity production for residential or commercial buildings is weather, as it impacts the use of air conditioners and thus can cause wide swings in peak demand for electricity. The mild weather had the effect of reducing the rate at which the storage levels of natural gas fell. During the entire quarter, the seasonally adjusted inventory levels of stored natural gas remained above five-year averages. As a result of all the factors mentioned above, the natural gas market in the United States remained reasonably well supplied. The price of natural gas remained fairly range-bound for most of the quarter in the $6.00 to $7.00 level. Prices ranged from a low of $5.50 to a high of $7.30 per MMbtu with an average price of $6.41. However, prices rose at the very end of the quarter.  This may have been due to concerns about the hurricane season and its impact on the Gulf of Mexico production sites, or a reaction to the rapidly rising price of crude oil. In addition, the end of the third quarter brings the natural gas market closer to the start of winter, a time when demand for natural gas is very high.

Critical Accounting Policies

Preparation of the condensed financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. USNG's application of these policies involves judgments and actual results may differ from the estimates used.

The General Partner has evaluated the nature and types of estimates that it makes in preparing USNG's condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. This is not currently applicable, as USNG did not invest in futures contracts other than those traded on a United States futures exchange during the time period covered by this report. To the extent USNG makes such investments in the future, the values used by USNG for its forward contracts will be provided by its commodity broker who values over-the-counter contracts based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USNG estimates interest ncome on a daily basis using prevailing interest rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

USNG has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. USNG has met, and it is anticipated that USNG will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. USNG’s liquidity needs include: redeeming units, providing margin deposits for its existing natural gas futures contracts or the purchase of additional natural gas futures contracts and posting collateral for its over-the-counter contracts and payment of its expenses, summarized below under “Contractual Obligations.”

USNG currently generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on Treasuries, cash and/or cash equivalents. USNG has allocated substantially all of its net assets to trading in natural gas interests. A significant portion of its NAV was held in Treasuries, cash and/or cash equivalents that was used as margin for USNG's trading in natural gas interests. The percentage that Treasuries will bear to the total net assets will vary from period to period as the market values of the natural gas interests change. The balance of the net assets is held in USNG's Futures Contracts and Other Natural Gas-Related Investments trading account. Interest earned on USNG's interest bearing-funds is paid to USNG.

USNG's investment in natural gas interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit the fluctuations in Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a natural gas futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USNG from promptly liquidating its positions in Futures Contracts. For the period from July 1, 2007 through September 30, 2007, USNG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USNG cannot predict whether such an event may occur in the future.

Through April 10, 2006, all of the expenses of USOF, which is also managed by the General Partner, and of the General Partner, were funded by its affiliates. Since April 10, 2006, these expenses have largely been borne by the General Partner and USOF.

To date, all of USNG’s expenses, including its organization and offering expenses relating to its initial offering of its units, have been paid by the General Partner. Fees and expenses associated with the registration of units with the SEC subsequent to the initial offering have been borne by USNG. In addition, fees and expenses (including directors' and officers' liability insurance) of the independent directors of the General Partner, the management fee to the General Partner, brokerage fees and licensing fees will be paid directly by USNG. If the General Partner and USNG are unsuccessful in raising sufficient funds to cover USNG's expenses or in locating any other source of funding, USNG will terminate and investors may lose all or part of their investment.

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

Credit Risk

When USNG enters into Futures Contracts and Other Natural Gas-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions.

There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USNG in such circumstances. The General Partner attempts to manage the credit risk of USNG by following various trading limitations and policies. In particular, USNG posts margin and/or holds liquid assets that are approximately equal to the face amount of its obligations to counterparties under the Futures Contracts and Other Natural Gas-Related Investments it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USNG to limit its credit exposure. The Futures Commission Merchant or any other broker that may be retained by USNG in the future, when acting as USNG's futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by U.S. Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to USNG, all assets of USNG relating to domestic Futures Contracts trading. A futures commission merchant is not allowed to commingle USNG's assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the USNG assets related to foreign Futures Contract trading.

As of September 30, 2007, USNG had deposits in domestic and foreign financial institutions in the amount of $267,221,027. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of September 30, 2007, USNG has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USNG. While USNG's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USNG's financial position.

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

Contractual Obligations

USNG’s primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated as a fixed percentage of USNG’s NAV, currently 0.60% for a NAV of $1 billion or less, and thereafter 0.50% for a NAV above $1 billion. The General Partner agreed to pay the start-up costs associated with the formation of USNG, primarily its legal, accounting and other costs in connection with the General Partner's contracts with service providers, USNG's registration with the SEC and other regulatory filings in connection with the initial public offering of the units, and the registration fees paid to the SEC, FINRA and the AMEX in connection with such offering.

The General Partner pays the fees of the custodian and transfer agent, Brown Brothers Harriman & Co., as well as Brown Brothers Harriman & Co.’s fees for performing administrative services, including in connection with the preparation of USNG's condensed financial statements and its SEC and CFTC reports. The General Partner also pays the fees of USNG’s accountants in connection with USNG's SEC and CFTC reporting, as well as those of its marketing agent. The General Partner and USNG also have entered into a licensing agreement with the NYMEX pursuant to which USNG and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX.

In addition to the General Partner’s management fee, USNG pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, registration and, subsequent to the initial offering, the fees paid to the SEC, FINRA or any other regulatory agency in connection with the offer and sale of the units, as well as the legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USNG's business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis. USNG also pays a portion of the fees and expenses of the independent directors of the General Partner. See Note 3 to the Notes to Condensed Financial Statements (Unaudited).

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

During the period from April 18, 2007 through September 30, 2007, USNG did not employ any hedging arrangements since all of its investments were made over an exchange. Therefore, USNG was not exposed to counterparty risk.

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

There has not been a material change from the risk factors previously disclosed in USNG's Registration Statement on Form S-1, which was declared effective by the SEC on April 18, 2007.

Item 5.	Other Information

Monthly Account Statements

Pursuant to the requirement under part 4.22 of the Commodity Exchange Act, each month USNG publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is filed with the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USNG’s website at www.unitedstatesnaturalgasfund.com.

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
Nicholas D. Gerber
Chief Executive Officer
DateDate: November 13, 2007
By: /s/ Howard Mah
Howard Mah
Chief Financial Officer
DateDate: November 13, 2007