Form 10-Q
period 2008-03-31
United States Natural Gas Fund, LP
filed 2008-05-15
CIK 1376227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

☐ Yes    ☒ No

UNITED STATES NATURAL GAS FUND, LP

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.	25

Item 1A. Risk Factors.	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item 3. Defaults Upon Senior Securities.	25

Item 4. Submission of Matters to a Vote of Security Holders.	25

Item 5. Other Information.	25

Item 6. Exhibits.	25

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Natural Gas Fund, LP
Condensed Statements of Financial Condition
At March 31, 2008 (Unaudited) and December 31, 2007

	March 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$353,048,409	$488,067,199
Equity in UBS Securities LLC trading accounts:
Cash	138,721,796	85,115,889
Unrealized gain on open commodity futures contracts	20,727,650	20,043,880
Interest receivable	524,131	690,046
Other assets	78,526	92,955

Total assets	$513,100,512	$594,009,969

Liabilities and Partners' Capital
General Partner management fees (Note 3)	$240,707	$264,556
Brokerage commissions payable	19,200	22,800
Other liabilities	587,555	327,632

Total liabilities	847,462	614,988

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	512,253,050	593,394,981
Total Partners' Capital	512,253,050	593,394,981

Total liabilities and partners' capital	$513,100,512	$594,009,969

Limited Partners' units outstanding	10,500,000	16,400,000
Net asset value per unit	$48.79	$36.18
Market value per unit	$48.50	$36.24

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2008

Open Futures Contracts
	Number of Contracts	Gain on Open Commodity Contracts	% of Partners' Capital
United States Contracts
Natural Gas Futures contracts, expires May 2008	5,069	$20,727,650	4.05

Cash equivalents
	Cost	Market Value
United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund	$50,238,025	$50,238,025	9.81
Goldman Sachs Financial Square Funds - Treasury Instruments Fund	102,834,575	102,834,575	20.07
	$153,072,600	153,072,600	29.88

Cash		199,975,809	39.04
Total cash and cash equivalents		353,048,409	68.92

Cash on deposit with broker		138,721,796	27.08
Liabilities, less other assets and receivables		(244,805)	(0.05)
Total Partners' Capital		$512,253,050	100.00

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2008 and March 31, 2007

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
Income
Gains (losses) on trading of commodity futures contracts:
Realized gains on closed positions	$153,024,710	$-
Change in unrealized gains on open positions	683,770	-
Interest income	2,938,727	-
Other income	42,000	-

Total income	156,689,207	-

Expenses
General Partner management fees (Note 3)	758,397	-
Brokerage commissions	144,671	-
Other expenses	462,148	-

Total expenses	1,365,216	-

Net income	$155,323,991	$-
Net income per limited partnership unit	$12.61	$-
Net income per weighted average limited partnership unit	$12.89	$-
Weighted average limited partnership units outstanding	12,049,451	-

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the three months ended March 31, 2008

	General Partner	Limited Partners	Total

Balances, at December 31, 2007	$-	$593,394,981	$593,394,981
Addition of 8,400,000 partnership units	-	350,713,442	350,713,442
Redemption of 14,300,000 partnership units	-	(587,179,364)	(587,179,364)
Net income	-	155,323,991	155,323,991

Balances, at March 31, 2008	$-	$512,253,050	$512,253,050

Net Asset Value Per Unit
At December 31, 2007	$36.18
At March 31, 2008	$48.79

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2008 and March 31, 2007

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
Cash Flows from Operating Activities:
Net income	$155,323,991	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in commodity futures trading account - cash	(53,605,907)	-
Unrealized gains on futures contracts	(683,770)	-
Decrease in interest receivable and other assets	180,344	-
Decrease in management fees payable	(23,849)	-
Decrease in commissions payable	(3,600)	-
Increase in other liabilities	259,923	-
Net cash provided by operating activities	101,447,132	-

Cash Flows from Financing Activities:
Subscription of partnership units	350,713,442	-
Redemption of partnership units	(587,179,364)	-

Net cash used in financing activities	(236,465,922)	-

Net Decrease in Cash and Cash Equivalents	(135,018,790)	-

Cash and Cash Equivalents, beginning of period	488,067,199	1,000
Cash and Cash Equivalents, end of period	$353,048,409	$1,000

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Notes to Condensed Financial Statements
For the period ended March 31, 2008 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

United States Natural Gas Fund, LP (“USNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. USNG is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the “AMEX”). USNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”). The investment objective of USNG is for the changes in percentage terms of its net asset value to reflect the changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana as measured by the changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USNG’s expenses. USNG will accomplish its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas and over-the-counter transactions that are based on the price of natural gas, oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas Related Investments”). As of March 31, 2008, USNG held 5,069 Futures Contracts traded on the NYMEX.

USNG commenced investment operations on April 18, 2007 and has a fiscal year ending on December 31. Victoria Bay Asset Management, LLC (the “General Partner”) is responsible for the management of USNG. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“USG”) and the United States Heating Oil Fund, LP (“USHO”), which listed their units on the AMEX under the ticker symbols “USO” on April 10, 2006, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America.  The financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

USNG issues limited partnership interests (“units”) to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc. (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit determined as of 4:00 p.m. New York time on the day the order to create the basket is properly received. In addition, Authorized Purchasers pay USNG a $1,000 fee for each order to create one or more Creation Baskets. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket. Units purchased or sold on a nationally recognized securities exchange are not made at the net asset value of USNG but rather at market prices quoted on such exchange.

In April 2007, USNG initially registered 30,000,000 units on Form S-1 with the SEC. On April 18, 2007, USNG listed its units on the AMEX under the ticker symbol “UNG”. On that day, USNG established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000. USNG also commenced investment operations on April 18, 2007 by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of March 31, 2008, USNG had registered a total of 80,000,000 units.

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

Income Taxes

USNG is not subject to federal income taxes; each partner reports its allocable share of income, gain, loss deductions or credits on its own income tax return.

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

USNG receives or pays the proceeds from units sold or redeemed one business day after the trade-date of the purchase or redemption.  The amounts due from Authorized Purchasers are reflected in USNG’s condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss is allocated among the partners of USNG in proportion to the number of units each partner holds as of the close of each month. The General Partner may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Net Asset Value

USNG calculates its net asset value on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. USNG uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net loss per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at March 31, 2008.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by USNG. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

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

NOTE 3 - FEES PAID BY USNG AND RELATED PARTY TRANSACTIONS

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

Ongoing Registration Fees and Other Offering Expenses

USNG pays all costs and expenses associated with the ongoing registration of units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three month period ended March 31, 2008, USNG incurred $68,217 in registration fees and other offering expenses.

Director’s Fees

USNG is responsible for paying the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the General Partner who are also audit committee members. USNG shares these fees with USOF, US12OF, USG and USHO based on the relative assets of each fund, computed on a daily basis. These fees for the calendar year 2008 are estimated to be a total of $286,000 for all five funds.

Licensing Fees

As discussed in Note 4, USNG entered into a licensing agreement with the NYMEX on May 30, 2007. The agreement has an effective date of April 10, 2006. Pursuant to the agreement, USNG and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the three month period ended March 31, 2008, USNG incurred $49,887 under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USNG’s tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by USNG. These costs are estimated to be $429,073 for the year ending December 31, 2008.

Other Expenses and Fees

In addition to the fees described above, USNG pays all brokerage fees, taxes and other expenses in connection with the operation of USNG, excluding costs and expenses paid by the General Partner as outlined in Note 4.

NOTE 4 - CONTRACTS AND AGREEMENTS

USNG is party to a marketing agent agreement, dated as of April 17, 2007, with the Marketing Agent, whereby the Marketing Agent provides certain marketing services for USNG as outlined in the agreement. The fee of the Marketing Agent, which is borne by the General Partner, is equal to 0.06% on USNG’s assets up to $3 billion; and 0.04% on USNG’s assets in excess of $3 billion.

The above fees do not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

USNG is also party to a custodian agreement, dated January 12, 2007, with Brown Brothers Harriman & Co. (“BBH&Co.”), whereby BBH&Co. holds investments on behalf of USNG. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, USNG is party to an administrative agency agreement, dated March 5, 2007, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USNG. The General Partner also pays the fees of BBH&Co. for its services under this agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, the greater of a minimum of $125,000 annually or an asset-based charge of (a) 0.06% for the first $500 million of USNG’s, USOF’s, US12OF’s, USG’s and USHO’s combined net assets, (b) 0.0465% for USNG’s, USOF’s, US12OF’s, USG’s and USHO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% for USNG’s, USOF’s, US12OF’s, USG’s and USHO’s combined net assets in excess of $1 billion. The General Partner also pays a $25,000 annual fee for the transfer agency services and transaction fees ranging from $7.00 to $15.00 per transaction.

USNG has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USNG in connection with the purchase and sale of Futures Contracts and Other Natural Gas Related Investments that may be purchased and sold by or through UBS Securities for USNG’s account. The agreement provides that UBS Securities charge USNG commissions of approximately $7 per round-turn trade, plus applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

USNG invests primarily in Futures Contracts traded on the NYMEX. On May 30, 2007, USNG and the NYMEX entered into a license agreement whereby USNG was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. The agreement has an effective date of April 10, 2006. Under the license agreement, USNG and the affiliated funds managed by the General Partner pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

USNG expressly disclaims any association with the NYMEX or endorsement of USNG by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USNG engages in the speculative trading of U.S. futures contracts and options on U.S. futures contracts (collectively, “derivatives”). USNG is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

All of the contracts currently traded by USNG are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, USNG must rely solely on the credit of its respective individual counterparties. However, in the future, if USNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. USNG also has credit risk since the sole counterparty to all domestic and foreign futures contracts is the exchange on which the relevant contracts are traded. In addition, USNG bears the risk of financial failure by the clearing broker.

The purchase and sale of futures and options on futures contracts require margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

USNG’s cash and other property, such as U.S. Treasury Bills, deposited with a futures commission merchant are considered commingled with all other customer funds subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USNG's assets posted with that futures commission merchant; however, the vast majority of USNG's assets are held in Treasuries, cash or equivalents with USNG's custodian and would not be impacted by the insolvency of a futures commission merchant.

USNG invests its cash in money market funds that seek to maintain a stable net asset value.  USNG is exposed to any risk of loss associated with an investment in these money market funds. As of March 31, 2008 and December 31, 2007, USNG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $491,770,205 and $573,183,088, respectively. This amount is subject to loss should these institutions cease operations.

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

The financial instruments held by USNG are reported in its condensed statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

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

Preliminarily, USOF’s management is of the view that the structure and operations of USOF and its affiliated commodity pools do not infringe these patents. USOF is also in the process of reviewing prior art (prior structures and operations of similar investment vehicles) that may invalidate one or more of the claims in these patents. In addition, USOF has retained patent counsel to advise it on these matters and is in the process of obtaining their opinions regarding the non-infringement of each of these patents by USOF and/or the patents’ invalidity based on prior art. If the patents were alleged to apply to USOF’s structure and/or operations, and are found by a court to be valid and infringed, Goldman Sachs may be awarded significant monetary damages and/or injunctive relief.

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2008 and March 31, 2007 for the limited partners. This information has been derived from information presented in the condensed financial statements.

	For the three months ended	For the three months ended
	March 31, 2008 (Unaudited)	March 31, 2007 (Unaudited)

Per Unit Operating Performance:

Net asset value, beginning of period	$36.18	$-
Total income	12.72	-
Total expenses	(0.11)	-
Net increase in net asset value	12.61	-
Net asset value, end of period	$48.79	$-

Total Return	34.85%	0.00%

Ratios to Average Net Assets
Total income	30.82%	0.00%
Expenses excluding management fees*	(0.48)%	0.00%
Management fees*	(0.60)%	0.00%
Net income	30.55%	0.00%

*Annualized

Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USNG.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Fair Value of Financial Instruments

Effective January 1, 2008, USNG adopted FAS 157 - Fair Value Measurements (“FAS 157” or the “Statement”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurement. The changes to current practice resulting from the application of the Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. The Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of USNG (observable inputs) and (2) USNG’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the FAS 157 hierarchy are as follows:

Level I - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level III - Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

In some instances, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

The following table summarizes the valuation of USNG’s securities at March 31, 2008 using the fair value hierarchy:

At March 31, 2008	Total	Level I	Level II	Level III

Investments	$153,072,600	$153,072,600	$-	$-
Derivative assets	20,727,650	20,727,650	-	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States Natural Gas Fund, LP (“USNG”) included elsewhere in this quarterly report on Form 10-Q.

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

USNG has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and USNG assumes no obligation to update any such forward-looking statements. Although USNG undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that USNG may make directly to them or through reports that USNG in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

USNG, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the “AMEX”). The investment objective of USNG is for changes in percentage terms of its units’ net asset value (“NAV”) on a daily basis to reflect the changes in percentage terms in the spot price of natural gas delivered at the Henry Hub, Louisiana, also on a daily basis, as measured by the changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USNG’s expenses.

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

On any valuation day, the Benchmark Futures Contract is the near month futures contract for natural gas traded on the NYMEX unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Futures Contract is the next month contract for natural gas traded on the NYMEX. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

USNG may also invest in futures contracts for crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas and over-the-counter transactions that are based on the price of natural gas, oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q.

The general partner of USNG, Victoria Bay Asset Management, LLC (the “General Partner”), which is registered as a commodity pool operator (“CPO”) with the U.S. Commodity Futures Trading Commission (the “CFTC”), is authorized by the Second Amended and Restated Agreement of Limited Partnership of USNG (the “LP Agreement”) to manage USNG. The General Partner is authorized by USNG in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

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

Management’s Discussion of Results of Operations and the Natural Gas Market

Results of Operations.  On April 18, 2007, USNG listed its units on the AMEX under the ticker symbol “UNG.” On that day, USNG established its initial offering price at $50.00 per unit and issued 200,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $10,001,000 in cash.

Since its initial offering of 30,000,000 units, USNG has made one subsequent offering of 50,000,000 units, which were registered with the SEC on November 21, 2007. Units offered by USNG in the subsequent offering were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of March 31, 2008, USNG had issued 46,300,000 units, 10,500,000 of which were outstanding. As of  March 31, 2008, there were 33,700,000 units registered but not yet issued.

More units may have been issued by USNG than are outstanding due to the redemption of units. Unlike funds that are registered under the Investment Company Act of 1940, as amended, units that have been redeemed by USNG cannot be resold by USNG without registration of the offering of such units with the SEC. As a result, USNG contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2008, the total unrealized gain on natural gas Futures Contracts owned or held on that day was $20,727,650 and USNG established cash deposits, including cash investments in money market funds, that were equal to $491,770,205.  The majority of those cash assets were held in overnight deposits at USNG’s custodian bank, while 28.21% of the cash balance was held as margin deposits with the futures commission merchant for the Futures Contracts purchased. The ending per unit NAV on March 31, 2008 was $48.79.

Portfolio Expenses. USNG’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees and the fees and expenses of the independent directors of the General Partner. The management fee that USNG pays to the General Partner is calculated as a percentage of the total net assets of USNG. For total net assets of up to $1 billion, the management fee is 0.60%. For total net assets over $1 billion, the management fee is 0.50% on the incremental amount of assets. The fee is accrued daily.

During the three month period ended March 31, 2008, the daily average total net assets of USNG were $508,376,226. During the three month period ended March 31, 2008, the total net assets of USNG did not exceed $1 billion on any day. The management fee paid by USNG during the period amounted to $758,397, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.60% over the course of this three month period.

USNG pays for all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. For the three month period ended March 31, 2008, USNG incurred $68,217 in ongoing registration fees and other offering expenses. USNG is responsible for paying the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the General Partner who are also audit committee members. USNG shares these fees with USOF, US12OF, USG and USHO based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2008 are estimated to be a total of $286,000 for all five funds.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the three month period ended March 31, 2008, total commissions paid to brokers amounted to $144,671. Prior to the initial offering of its units, USNG had estimated that its annual level of such commissions was expected to be 0.13% of total net assets. As an annualized percentage of average net assets, the figure for the three month period ended March 31, 2008 represented approximately 0.11% of average net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas Related Investments in an amount equal to the total net assets of the portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three month period ended March 31, 2008, USNG earned $2,938,727 in interest income on such cash holdings. Based on USNG’s average daily total net assets during this time period, this is equivalent to an annualized yield of 2.32%. USNG did not purchase Treasuries during the three month period ended March 31, 2008 and held all of its funds in cash and/or cash equivalents during this time period.

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

For the 30 valuation days ended March 31, 2008, the simple average daily change in the Benchmark Futures Contract was 0.471%, while the simple average daily change in the NAV of USNG over the same time period was 0.473%. The average daily difference was 0.009% (or 0.9 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 3.153%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of USNG units to the public on April 18, 2007 to March 31, 2008, the simple average daily change in the Benchmark Futures Contract was 0.016%, while the simple average daily change in the NAV of USNG over the same time period was 0.025%. The average daily difference was 0.013% (or 1.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 1.148%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USNG versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USNG, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USNG’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the three month period ended March 31, 2008, the actual total return of USNG as measured by changes in its NAV was 34.85%. This is based on an initial NAV of $36.18 on December 31, 2007 and an ending NAV as of March 31, 2008 of $48.79. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USNG would have ended the first quarter of 2008 with an estimated NAV of $48.66, for a total return over the relevant time period of 34.50%. The difference between the actual NAV total return of USNG of 34.85% and the expected total return based on the Benchmark Futures Contract of 34.50% was an error over the time period of 0.35, which is to say that USNG’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USNG collects on its cash and cash equivalent holdings. In addition, during the three month period ended March 31, 2008, USNG also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to USNG’s actual return exceeding the benchmark results. However, if the total assets of USNG continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.

There are currently three factors that have impacted, during the latest period, or are most likely to impact, USNG’s ability to accurately track its Benchmark Futures Contract.

First, USNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day in which USNG executes the trade. In that case, USNG may get a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USNG to either be too high or too low relative to the changes in the daily benchmark. During the three month period ended March 31, 2008, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sales of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USNG’s attempt to track its benchmark over time.

Second, USNG earns interest on its cash, cash equivalents and Treasury holdings. USNG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three month period ended March 31, 2008. Interest payments, and any other income, were retained within the portfolio and added to USNG’s NAV. When this income exceeds the level of USNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USNG will realize a net yield that will tend to cause daily changes in the NAV of USNG to track slightly higher than daily changes in the Benchmark Futures Contract. During the three month period ended March 31, 2008, USNG earned, on an annualized basis, approximately 2.32% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.11% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.37% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately 1.24% and affected USNG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. If short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error would become a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USNG may hold Other Natural Gas Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the benchmark could result in daily changes in the NAV of USNG that are either too high, or too low, relative to the daily changes in the benchmark. During the three month period ended March 31, 2008, USNG did not hold any Other Natural Gas Related Investments. However, there can be no assurance that in future quarters USNG will not make use of such Other Natural Gas Related Investments.

During the three month period ended March 31, 2008, the prices of front month futures contracts rose from $7.483 to $10.101. The prices of front month contracts were also lower than the prices of second month contracts during this time period, a condition in the futures markets referred to as “contango”. The relationship between the prices of different months of the same futures contracts, the “term structure of futures prices”, can have a major impact on the total return of owning such futures contracts over time.

Term Structure of Natural Gas Futures Prices and the Impact on Total Returns. Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result from investing in near month natural gas futures contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the later month contracts. For example, if the price of the near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration. Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), then absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes the near month contract and approaches expiration.

As an example, assume that the price of natural gas for immediate delivery (the “spot” price), was $7 per 10,000 million British thermal units (“MMBtu”), and the value of a position in the near month futures contract was also $7. Over time, the price of 10,000 MMBtu of natural gas will fluctuate based on a number of market factors, including demand for natural gas relative to its supply. The value of the near month contract will likewise fluctuate in reaction to a number of market factors. If investors seek to maintain their holding in a near month contract position and not take delivery of the natural gas, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

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

Natural Gas Market. During the three month period ended March 31, 2008, natural gas prices in the United States were impacted by several factors. At the beginning of the quarter, the amount of natural gas in storage was at higher than average levels versus the previous five years. The winter weather in the United States was moderate through much of the quarter. A major use of natural gas in winter months is the generation of heat for residential and commercial buildings. A major variable in the use of natural gas is weather, and the amount of natural gas burned for heating purposes. The mild weather had the effect of reducing the rate at which the storage levels of natural gas fell. During the entire quarter, the seasonally adjusted inventory levels of stored natural gas remained above five-year averages. As a result of all the factors mentioned above, the natural gas market in the United States remained reasonably well supplied. However, the price of natural gas was influenced by the rise in the price of crude oil, which rose during the quarter. In addition, demand for natural gas outside of the United States also influenced prices upward. As a result, the price of natural gas rose fairly steadily during the quarter from the $7.483 level to the $10.101 level.

Critical Accounting Policies

Preparation of the condensed financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. USNG’s application of these policies involves judgments and actual results may differ from the estimates used.

The General Partner has evaluated the nature and types of estimates that it makes in preparing USNG’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by USNG for its forward contracts are provided by its commodity broker who uses market prices when available, while  over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USNG estimates interest income on a daily basis using prevailing interest rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

USNG has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. USNG has met, and it is anticipated that USNG will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. USNG’s liquidity needs include: redeeming units, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its over-the-counter contracts and payment of its expenses, summarized below under “Contractual Obligations.”

USNG currently generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on Treasuries, cash and/or cash equivalents. USNG has allocated substantially all of its net assets to trading in Natural Gas Interests. USNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas Related Investments. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for USNG’s trading in Natural Gas Interests. The percentage that Treasuries will bear to the total net assets vary from period to period as the market values of the Natural Gas Interests change. The balance of the net assets is held in USNG’s Futures Contracts and Other Natural Gas Related Investments trading account. Interest earned on USNG’s interest-bearing funds is paid to USNG.

USNG’s investment in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USNG from promptly liquidating its positions in Futures Contracts. During the three month period ended March 31, 2008, USNG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USNG cannot predict whether such an event may occur in the future.

To date, all of USNG’s expenses, including its organizational and offering expenses related to the initial offering of its units, have been paid by the General Partner. Fees and expenses associated with the registration of units with the SEC subsequent to the initial offering have been borne by USNG. In addition, fees and expenses (including directors’ and officers’ liability insurance) of the independent directors of the General Partner, the management fee paid to the General Partner, certain tax reporting fees, brokerage fees and licensing fees will be paid directly by USNG. If the General Partner and USNG are unsuccessful in raising sufficient funds to cover USNG’s expenses or in locating any other source of funding, USNG will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Futures Contracts and Other Natural Gas Related Investments, such as forwards, involves USNG entering into contractual commitments to purchase or sell natural gas at a specified date in the future. The gross or face amount of the contracts will significantly exceed USNG’s future cash requirements since USNG intends to close out its open positions prior to settlement. As a result, USNG is generally only subject to the risk of loss arising from the change in value of the contracts. USNG considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with USNG’s commitments to purchase natural gas is limited to the gross face amount of the contracts held. However, should USNG enter into a contractual commitment to sell natural gas, it would be required to make delivery of the natural gas at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of natural gas, the market risk to USNG could be unlimited.

USNG’s exposure to market risk depends on a number of factors, including the markets for natural gas, the volatility of interest rates and foreign exchange rates, the liquidity of the Futures Contracts and Other Natural Gas Related Investments markets and the relationships among the contracts held by USNG. The limited experience that USNG has had in utilizing its model to trade in Natural Gas Interests in a manner intended to track the changes in the spot price of natural gas, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

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

The General Partner attempts to manage the credit risk of USNG by following various trading limitations and policies. In particular, USNG generally posts margin and/or holds liquid assets that are approximately equal to the face amount of its obligations to counterparties under the Futures Contracts and Other Natural Gas Related Investments it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USNG to limit its credit exposure. UBS Securities LLC, USNG’s commodity broker, or any other broker that may be retained by USNG in the future, when acting as USNG’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USNG, all assets of USNG relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle USNG’s assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the USNG assets related to foreign Futures Contracts trading. During the three month period ended March 31, 2008, the only foreign exchange on which USNG made investments was the ICE Futures, which is a London based futures exchange. Those natural gas contracts are denominated in U.S. dollars.

As of March 31, 2008, USNG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of 491,770,205. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of March 31, 2008, USNG has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USNG. While USNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USNG’s financial position.

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

The General Partner agreed to pay the start-up costs associated with the formation of USNG, primarily its legal, accounting and other costs in connection with the General Partner’s registration with the CFTC as a CPO and the registration and listing of USNG and its units with the SEC, FINRA and the AMEX, respectively. However, the costs of registering and listing additional units of USNG with the SEC are directly borne on an ongoing basis by USNG, and not by the General Partner.

The General Partner pays the fees of USNG’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including in connection with the preparation of USNG’s condensed financial statements and its SEC and CFTC reports. The General Partner and USNG have also entered into a licensing agreement with the NYMEX pursuant to which USNG and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. The General Partner also pays any fees for implementation of services and base service fees charged by the accounting firm responsible for preparing USNG’s tax reporting forms; however, USNG pays the fees and expenses associated with its tax accounting and reporting requirements.

In addition to the General Partner’s management fee, USNG pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, registration and, subsequent to the initial offering, the fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USNG’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis. USNG also pays a portion of the fees and expenses of the independent directors of the General Partner. See Note 3 to the Notes to Condensed Financial Statements (Unaudited).

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USNG’s NAVs and trading levels to meet its investment objectives will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of USNG’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, USNG may purchase over-the-counter contracts. Unlike most of the exchange-traded natural gas Futures Contracts or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

To protect itself from the credit risk that arises in connection with such contracts, USNG may enter into agreements with each counterparty that provide for the netting of its overall exposure to its counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USNG also may require that the counterparty be highly rated and/or provide collateral or other credit support to address USNG’s exposure to the counterparty. In addition, it is also possible for USNG and its counterparty to agree to clear their agreement through an established futures clearing house such as those connected to the NYMEX or the ICE Futures. In that event, USNG would no longer have credit risk of its original counterparty, as the clearinghouse would now be USNG’s counterparty. USNG would still retain any price risk associated with its transaction.

The creditworthiness of each potential counterparty is assessed by the General Partner. The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the General Partner’s board of directors. Furthermore, the General Partner on behalf of USNG only enters into over-the-counter contracts with (a) members of the Federal Reserve System or foreign banks with branches regulated by the Federal Reserve Board; (b) primary dealers in U.S. government securities; (c) broker-dealers; (d) commodities futures merchants; or (e) affiliates of the foregoing. Existing counterparties are also reviewed periodically by the General Partner.

USNG anticipates that the use of Other Natural Gas-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of USNG.

USNG may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Futures Contract. USNG would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months. The effect of holding such combined positions is to adjust the sensitivity of USNG to changes in the price relationship between futures contracts which will expire sooner and those that will expire later. USNG would use such a spread if the General Partner felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of USNG, or if the General Partner felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in natural gas prices. USNG would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option. The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts. USNG would make use of such a straddle approach if, in the opinion of the General Partner, the resulting combination would more closely track the investment goals of USNG or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in natural gas prices.

During the three month period ended March 31, 2008, USNG did not employ any hedging methods since all of its investments were made over an exchange. Therefore, USNG was not exposed to counterparty risk.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

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

Change in Internal Control Over Financial Reporting

There were no changes in USNG’s internal control over financial reporting during USNG’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, USNG’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There has not been a material change from the risk factors previously disclosed in USNG's annual report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

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

Item 6. Exhibits.

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

United States Natural Gas Fund, LP (Registrant)
By: Victoria Bay Asset Management, LLC, its general partner

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: May 15, 2008

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date: May 15, 2008