Form 10-Q
period 2008-06-30
United States Natural Gas Fund, LP
filed 2008-08-13
CIK 1376227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes    ☒ No

UNITED STATES NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page
Condensed Statements of Financial Condition at June 30, 2008 (Unaudited) and December 31, 2007	2

Condensed Schedule of Investments (Unaudited) at June 30, 2008	3

Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2008 and the period from April 18, 2007 (commencement of operations) to June 30, 2007	4

Condensed Statement of Changes in Partners’ Capital (Unaudited) for the six months ended June 30, 2008	5

Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2008 and the period from April 18, 2007 (commencement of operations) to June 30, 2007	6

Notes to Condensed Financial Statements for the period ended June 30, 2008 (Unaudited)	7

United States Natural Gas Fund, LP
Condensed Statements of Financial Condition
At June 30, 2008 (Unaudited) and December 31, 2007

	June 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$993,559,815	$488,067,199
Equity in UBS Securities LLC trading accounts:
Cash	96,893,749	85,115,889
Unrealized gain on open commodity futures contracts	31,102,890	20,043,880
Receivable for units sold	12,384,804	-
Interest receivable	1,052,335	690,046
Other assets	58,785	92,955

Total assets	$1,135,052,378	$594,009,969

Liabilities and Partners' Capital
General Partner management fees (Note 3)	$430,150	$264,556
Brokerage commissions payable	28,300	22,800
Other liabilities	479,220	327,632

Total liabilities	937,670	614,988

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	1,134,114,708	593,394,981
Total Partners' Capital	1,134,114,708	593,394,981

Total liabilities and partners' capital	$1,135,052,378	$594,009,969

Limited Partners' units outstanding	18,100,000	16,400,000
Net asset value per unit	$62.66	$36.18
Market value per unit	$62.97	$36.24

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)
At June 30, 2008

Open Futures Contracts
	Number of Contracts	Gain on Open Commodity Contracts	% of Partners' Capital
United States Contracts
Natural Gas Futures contracts, expires August 2008	8,493	$31,102,890	2.74
Cash Equivalents

	Cost	Market Value
United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund	$678,977,541	$678,977,541	59.87
	$678,977,541	678,977,541	59.87

Cash		314,582,274	27.74
Total Cash & Cash Equivalents		993,559,815	87.61

Cash on deposit with broker		96,893,749	8.54
Other assets in excess of liabilities		12,558,254	1.11
Total Partners' Capital		$1,134,114,708	100.00

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2008 and the period from April 18, 2007 (commencement of operations) to June 30, 2007

			Period from
	Three months ended	Six months ended	April 18, 2007 to
	June 30, 2008	June 30, 2008	June 30, 2007
Income
Gains (losses) on trading of commodity futures contracts:
Realized gains on closed positions	$162,955,880	$315,980,590	$267,120
Change in unrealized gains (losses) on open positions	10,375,240	11,059,010	(8,354,270)
Interest income	2,956,601	5,895,328	414,182
Other income	29,000	71,000	14,000

Total income (loss)	176,316,721	333,005,928	(7,658,968)

Expenses
General Partner management fees (Note 3)	1,028,901	1,787,298	58,363
Brokerage commissions	135,907	280,578	15,854
Other expenses	331,119	793,267	5,240

Total expenses	1,495,927	2,861,143	79,457

Net income (loss)	$174,820,794	$330,144,785	$(7,738,425)
Net income (loss) per limited partnership unit	$13.87	$26.48	$(6.51)
Net income (loss) per weighted average limited partnership unit	$13.89	$26.80	$(8.13)
Weighted average limited partnership units outstanding	12,585,714	12,317,582	951,351

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the six months ended June 30, 2008

	General Partner	Limited Partners	Total

Balances, at December 31, 2007	$-	$593,394,981	$593,394,981
Addition of 16,800,000 partnership units	-	841,902,282	841,902,282
Redemption of 15,100,000 partnership units	-	(631,327,340)	(631,327,340)

Net income	-	330,144,785	330,144,785

Balances, at June 30, 2008	$-	$1,134,114,708	$1,134,114,708

Net Asset Value Per Unit
At December 31, 2007	$36.18
At June 30, 2008	$62.66

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2008 and the period from April 18, 2007 (commencement of operations) to June 30, 2007

	Six months	Period from
	ended	April 18, 2007 to
	June 30, 2008	June 30, 2007
Cash Flows from Operating Activities:
Net income (loss)	$330,144,785	$(7,738,425)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in commodity futures trading account - cash	(11,777,860)	(15,795,873)
Unrealized (gains) losses on futures contracts	(11,059,010)	8,354,270
Increase in interest receivable and other assets	(328,119)	(24,072)
Increase in management fees payable	165,594	14,901
Increase in commissions payable	5,500	2,000
Increase in other liabilities	151,588	5,240
Net cash provided by (used in) operating activities	307,302,478	(15,181,959)

Cash Flows from Financing Activities:
Subscription of partnership units	829,517,478	107,116,752
Redemption of partnership units	(631,327,340)	(51,976,924)

Net cash provided by financing activities	198,190,138	55,139,828

Net Increase in Cash and Cash Equivalents	505,492,616	39,957,869

Cash and Cash Equivalents, beginning of period	488,067,199	1,000
Cash and Cash Equivalents, end of period	$993,559,815	$39,958,869

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Notes to Condensed Financial Statements
For the period ended June 30, 2008 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“USNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. USNG is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the “AMEX”). USNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”). The investment objective of USNG is for the changes in percentage terms of its net asset value to reflect the changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana as measured by the changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USNG’s expenses. USNG accomplishes its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas and over-the-counter transactions that are based on the price of natural gas, oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of June 30, 2008, USNG held 8,493 Futures Contracts traded on the NYMEX.

USNG commenced investment operations on April 18, 2007 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of USNG. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“USG”) and the United States Heating Oil Fund, LP (“USHO”), which listed their units on the AMEX under the ticker symbols “USO” on April 10, 2006, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively.

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

In April 2007, USNG initially registered 30,000,000 units on Form S-1 with the SEC. On April 18, 2007, USNG listed its units on the AMEX under the ticker symbol “UNG”. On that day, USNG established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000. USNG also commenced investment operations on April 18, 2007 by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of June 30, 2008, USNG had registered a total of 80,000,000 units.

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

Creations and Redemptions

Authorized Purchasers may purchase units “Creation Baskets” or redeem units “Redemption Baskets” only in blocks of 100,000 units equal to the net asset value of the units determined as of 4:00 p.m. New York time on the day the order is placed.

USNG records units sold or redeemed one business day after the trade-date of the purchase or redemption.  The amounts due from Authorized Purchasers are reflected in USNG’s condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net loss per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at June 30, 2008.

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

Cash Equivalents

Cash and cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of three months or less.

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

Ongoing Registration Fees and Other Offering Expenses

USNG pays all costs and expenses associated with the ongoing registration of units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six month period ended June 30, 2008, USNG incurred $88,958 in registration fees and other offering expenses. USNG did not incur ongoing registration fees for the period from April 18, 2007 (commencement of operations) to June 30, 2007.

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

Licensing Fees

As discussed in Note 4, USNG entered into a licensing agreement with the NYMEX on May 30, 2007. The agreement has an effective date of April 10, 2006. Pursuant to the agreement, USNG and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the six month period ended June 30, 2008 and the period from April 18, 2007 (commencement of operations) to June 30, 2007, USNG incurred $107,472 and $3,891, respectively, under this arrangement.

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

USNG has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USNG in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through UBS Securities for USNG’s account. The agreement provides that UBS Securities charge USNG commissions of approximately $7 per round-turn trade, plus applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

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

USNG’s cash and other property, such as U.S. Treasury Bills, deposited with a futures commission merchant are considered commingled with all other customer funds subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USNG’s assets posted with that futures commission merchant; however, the vast majority of USNG’s assets are held in Treasuries, cash and/or cash equivalents with USNG’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of USNG’s custodian could result in a substantial loss of USNG’s assets.

USNG invests its cash in money market funds that seek to maintain a stable net asset value.  USNG is exposed to any risk of loss associated with an investment in these money market funds. As of June 30, 2008 and December 31, 2007, USNG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $1,090,453,564 and $573,183,088, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2008 and the period from April 18, 2007 (commencement of operations) to June 30, 2007 for the limited partners. This information has been derived from information presented in the condensed financial statements.

	For the six months ended	For the period from April 18, 2007 to
	June 30, 2008 (Unaudited)	June 30, 2007 (Unaudited)

Per Unit Operating Performance:

Net asset value, beginning of period	$36.18	$50.00
Total income (loss)	26.25	(6.43)
Total expenses	0.23	(0.08)
Net increase (decrease) in net asset value	26.48	(6.51)
Net asset value, end of period	$62.66	$43.49

Total Return	73.19%	(13.02)%

Ratios to Average Net Assets
Total income (loss)	55.54%	(15.96)%
Expenses excluding management fees*	(0.36)%	(0.22)%
Management fees*	(0.60)%	(0.60)%
Net income (loss)	55.07%	(16.13)%

*Annualized

 Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USNG.

NOTE 7 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Fair Value of Financial Instruments

Effective January 1, 2008, USNG adopted FAS 157 – Fair Value Measurements (“FAS 157” or the “Statement”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurement. The changes to current practice resulting from the application of the Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. The Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of USNG (observable inputs) and (2) USNG’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the FAS 157 hierarchy are as follows:

Level I – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level III – Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

In some instances, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

The following table summarizes the valuation of USNG’s securities at June 30, 2008 using the fair value hierarchy:

At June 30, 2008	Total	Level I	Level II	Level III

Investments	$678,977,541	$678,977,541	$-	$-
Derivative assets	31,102,890	31,102,890	-	-

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

USNG seeks to achieve its investment objective by investing in a combination of natural gas futures contracts and other natural gas-related investments such that changes in USNG’s NAV, measured in percentage terms, will closely track the changes in the price of a specified natural gas futures contract (the “Benchmark Futures Contract”), also measured in percentage terms. USNG’s General Partner believes the Benchmark Futures Contract historically has exhibited a close correlation with the spot price of natural gas. It is not the intent of USNG to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas futures contracts.

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

USNG may also invest in futures contracts for crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas and over-the-counter transactions that are based on the price of natural gas, oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q.

The general partner of USNG, United States Commodity Funds LLC (formerly, Victoria Bay Asset Management, LLC) (the “General Partner”), which is registered as a commodity pool operator (“CPO”) with the U.S. Commodity Futures Trading Commission (the “CFTC”), is authorized by the Second Amended and Restated Agreement of Limited Partnership of USNG (the “LP Agreement”) to manage USNG. The General Partner is authorized by USNG in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

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

Since its initial offering of 30,000,000 units, USNG has made one subsequent offerings of its units: 50,000,000 units that were registered with the SEC on November 21, 2007. Units offered by USNG in the subsequent offering were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of June 30, 2008, USNG had issued 54,700,000 units, 18,100,000 of which were outstanding. As of June 30, 2008, there were 25,300,000 units registered but not yet issued.

More units may have been issued by USNG than are outstanding due to the redemption of units. Unlike funds that are registered under the Investment Company Act of 1940, as amended, units that have been redeemed by USNG cannot be resold by USNG. As a result, USNG contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2008, the total unrealized gain on natural gas Futures Contracts owned or held on that day was $31,102,890 and USNG established cash deposits, including cash investments in money market funds, that were equal to $1,090,453,564.  The majority of those cash assets were held in overnight deposits at USNG’s custodian bank, while 8.89% of the cash balance was held as margin deposits with the futures commission merchant for the Futures Contracts purchased. The ending per unit NAV on June 30, 2008 was $62.66.

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

During the six month period ended June 30, 2008, the daily average total net assets of USNG were $599,551,824. During the six month period ended June 30, 2008, the total net assets of USNG did exceed $1 billion on a number of days. The management fee paid by USNG during the period amounted to $1,787,298, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.60% over the course of this six month period. By comparison, during the period from April 18, 2007 (commencement of operations) to June 30, 2007, the average daily total net assets of USNG were $47,978,347. During the period from April 18, 2007 (commencement of operations) to June 30, 2007, the total net assets of USNG did not exceed $1 billion on any day. The management fee paid by USNG for the period from April 18, 2007 (commencement of operations) to June 30, 2007 amounted to $58,363, which was calculated at the 0.60% rate and accrued daily.

USNG pays for all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. For the six month period ended June 30, 2008, USNG incurred $88,958 in ongoing registration fees and other offering expenses. USNG is responsible for paying the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the General Partner who are also audit committee members. USNG shares these fees with USOF, US12OF, USG and USHO based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2008 are estimated to be a total of $286,000 for all five funds. By comparison, for the period from April 18, 2007 (commencement of operations) to June 30, 2007, USNG incurred $0 in ongoing registration fees and other offering expenses. In addition, USNG agreed to pay the independent directors $286,000 to cover their expenses and pay for their services for 2007.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the six month period ended June 30, 2008, total commissions paid to brokers amounted to $280,578. Prior to the initial offering of its units, USNG had estimated that its annual level of such commissions was expected to be 0.13% of total net assets. As an annualized percentage of average net assets, the figure for the six month period ended June 30, 2008 represented approximately 0.09% of average net assets. By comparison, for the period from April 18, 2007 (commencement of operations) to June 30, 2007, total commissions paid amounted to $15,854. As an annualized percentage of average net assets, the figure for the period from April 18, 2007 (commencement of operations) to June 30, 2007 represented approximately 0.16% of average net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of the portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the six month period ended June 30, 2008, USNG earned $5,895,328 in interest income on such cash holdings. Based on USNG’s average daily total net assets during this time period, this is equivalent to an annualized yield of 1.98%. USNG did not purchase Treasuries during the six month period ended June 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the period from April 18, 2007 (commencement of operations) to June 30, 2007, USNG earned $414,182 in interest income on cash holdings. Based on USNG’s average daily total net assets during this time period this is equivalent to an annualized yield of 4.26%.

Tracking USNG’s Benchmark. USNG seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the average of the daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USNG seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change of the Benchmark Futures Contract. As an example, if the average daily movement of the Benchmark Futures Contract for a particular 30-day time period was 0.5% per day, USNG’s management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USNG’s portfolio management goals do not include trying to make the nominal price of USNG’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for natural gas. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas Futures Contracts.

For the 30 valuation days ended June 30, 2008, the simple average daily change in the Benchmark Futures Contract was 0.560%,, while the simple average daily change in the NAV of USNG over the same time period was 0.564%. The average daily difference was 0.008% (or 0.8 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.142%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of USNG units to the public on April 18, 2007 to June 30, 2008, the simple average daily change in the Benchmark Futures Contract was 0.099%, while the simple average daily change in the NAV of USNG over the same time period was 0.107%. The average daily difference was 0.012% (or 1.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 1.142%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USNG versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USNG, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USNG’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the six month period ended June 30, 2008, the actual total return of USNG as measured by changes in its NAV was 73.19%. This is based on an initial NAV of $36.18 on December 31, 2007 and an ending NAV as of June 30, 2008 of $62.66. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USNG would have ended the second quarter of 2008 with an estimated NAV of $62.39, for a total return over the relevant time period of 72.44%. The difference between the actual NAV total return of USNG of 73.19% and the expected total return based on the Benchmark Futures Contract of 72.44% was an error over the time period of 0.75%, which is to say that USNG’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USNG collects on its cash and cash equivalent holdings. In addition, during the six month period ended June 30, 2008, USNG also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to USNG’s actual return exceeding the benchmark results. However, if the total assets of USNG continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.

By comparison, for the period from April 18, 2007 (commencement of operations) to June 30, 2007, the actual total return of USNG as measured by changes in its NAV was -13.02%. This was based on an initial NAV of $50.00 on April 18, 2007 and an ending NAV as of June 29, 2007 of $43.49. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contracts, USNG would have ended the second quarter of 2007 with an estimated NAV of $43.21, for a total return over the relevant time period of -13.58%. The difference between the actual NAV total return of USNG of -13.02% and the expected total return based on the Benchmark Futures Contracts of -13.58% was an error over the time period of +0.56, which is to say that USNG’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USNG collects on its cash and cash equivalent holdings. In addition, during the period, USNG also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to USNG’s actual return exceeding the benchmark results.

There are currently three factors that have impacted, during the latest period, or are most likely to impact, USNG’s ability to accurately track its Benchmark Futures Contract.

First, USNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day in which USNG executes the trade. In that case, USNG may get a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USNG to either be too high or too low relative to the changes in the daily benchmark. During the six month period ended June 30, 2008, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sales of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USNG’s attempt to track its benchmark over time.

Second, USNG earns interest on its cash, cash equivalents and Treasury holdings. USNG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six month period ended June 30, 2008. Interest payments, and any other income, were retained within the portfolio and added to USNG’s NAV. When this income exceeds the level of USNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USNG will realize a net yield that will tend to cause daily changes in the NAV of USNG to track slightly higher than daily changes in the Benchmark Futures Contract. During the six month period ended June 30, 2008, USNG earned, on an annualized basis, approximately 1.98% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.09% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.27% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately 1.02% and affected USNG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. If short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error would become a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the benchmark could result in daily changes in the NAV of USNG that are either too high, or too low, relative to the daily changes in the benchmark. During the six month period ended June 30, 2008, USNG did not hold any Other Natural Gas-Related Investments. However, there can be no assurance that in future quarters USNG will not make use of such Other Natural Gas-Related Investments.

During the six month period ended June 30, 2008, the prices of front month Benchmark Futures Contracts rose from $7.483 to $13.353. The prices of front month contracts were also lower than the prices of second month contracts during this time period, a condition in the futures markets referred to as “contango”. The relationship between the prices of different months of the same futures contracts, the “term structure of futures prices”, can have a major impact on the total return of owning such futures contracts over time.

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

Natural Gas Market. During the six month period ended June 30, 2008, natural gas prices in the United States were impacted by several factors. At the beginning of the first quarter of 2008, the amount of natural gas in storage was at higher than average levels versus the previous five years. The winter weather in the United States was moderate through much of the first quarter of 2008. A major use of natural gas in winter months is the generation of heat for residential and commercial buildings. A major variable in the use of natural gas is weather, and the amount of natural gas burned for heating purposes. The mild weather had the effect of reducing the rate at which the storage levels of natural gas fell. During the entire first quarter of 2008, the seasonally adjusted inventory levels of stored natural gas remained above five-year averages. However, natural gas usage increased in the second quarter of 2008 and storage levels trended downwards. As a result of all the factors mentioned above, the natural gas market in the United States started the year reasonably well supplied but grew tight towards the end of the six month period. In addition, the price of natural gas was also strongly influenced by the rise in the price of crude oil, which rose sharply during the second quarter of 2008. Finally, demand for natural gas outside of the United States also influenced prices upward. As a result, the price of natural gas rose steadily during the first six months from the $7.483 level to the $13.35 level.

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

USNG currently generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on Treasuries, cash and/or cash equivalents. USNG has allocated substantially all of its net assets to trading in Natural Gas Interests. USNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for USNG’s trading in Natural Gas Interests. The percentage that Treasuries will bear to the total net assets will vary from period to period as the market values of the Natural Gas Interests change. The balance of the net assets is held in USNG’s Futures Contracts and Other Natural Gas-Related Investments trading account. Interest earned on USNG’s interest-bearing funds is paid to USNG.

USNG’s investment in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USNG from promptly liquidating its positions in Futures Contracts. During the six month period ended June 30, 2008, USNG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USNG cannot predict whether such an event may occur in the future.

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

The General Partner attempts to manage the credit risk of USNG by following various trading limitations and policies. In particular, USNG generally posts margin and/or holds liquid assets that are approximately equal to the face amount of its obligations to counterparties under the Futures Contracts and Other Natural Gas-Related Investments it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USNG to limit its credit exposure. UBS Securities LLC, USNG’s commodity broker, or any other broker that may be retained by USNG in the future, when acting as USNG’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USNG, all assets of USNG relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle USNG’s assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the USNG assets related to foreign Futures Contracts trading. During the six month period ended June 30, 2008, the only foreign exchange on which USNG made investments was the ICE Futures, which is a London based futures exchange. Those natural gas contracts are denominated in U.S. dollars.

As of June 30, 2008, USNG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $1,090,453,564. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of June 30, 2008, USNG has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USNG. While USNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USNG’s financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, USNG may purchase over-the-counter contracts. Unlike most of the exchange-traded Futures Contracts or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

To protect itself from the credit risk that arises in connection with such contracts, USNG may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USNG also may require that the counterparty be highly rated and/or provide collateral or other credit support to address USNG’s exposure to the counterparty. In addition, it is also possible for USNG and its counterparty to agree to clear their agreement through an established futures clearing house such as those connected to the NYMEX or the ICE Futures. In that event, USNG would no longer have credit risk of its original counterparty, as the clearinghouse would now be USNG’s counterparty. USNG would still retain any price risk associated with its transaction.

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

During the six month period ended June 30, 2008, USNG did not employ any hedging methods since all of its investments were made over an exchange. Therefore, USNG was not exposed to counterparty risk.

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

United States Natural Gas Fund, LP (Registrant)
By:	United States Commodity Funds LLC, its general partner
(formerly known as Victoria Bay Asset Management, LLC)

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: August 13, 2008

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date: August 13, 2008