Form 10-Q
period 2008-09-30
United States Natural Gas Fund, LP
filed 2008-11-14
CIK 1376227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

UNITED STATES NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page
Condensed Statements of Financial Condition at September 30, 2008 (Unaudited) and December 31, 2007	2

Condensed Schedule of Investments (Unaudited) at September 30, 2008	3

Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2008, the three months ended September 30, 2007 and the period from April 18, 2007 (commencement of operations) to September 30, 2007	4

Condensed Statement of Changes in Partners’ Capital (Unaudited) for the nine months ended September 30, 2008	5

Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2008 and the period from April 18, 2007 (commencement of operations) to September 30, 2007	6

Notes to Condensed Financial Statements for the period ended September 30, 2008 (Unaudited)	7

United States Natural Gas Fund, LP
Condensed Statements of Financial Condition
At September 30, 2008 (Unaudited) and December 31, 2007

	September 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$746,340,455	$488,067,199
Equity in UBS Securities LLC trading accounts:
Cash	401,177,185	85,115,889
Unrealized gain (loss) on open commodity futures contracts	(55,301,140)	20,043,880
Receivable for units sold	30,524,688	-
Interest receivable	1,389,137	690,046
Other assets	1,573,483	92,955

Total assets	$1,125,703,808	$594,009,969

Liabilities and Partners' Capital
General Partner management fees (Note 3)	$559,614	$264,556
Brokerage commissions payable	43,500	22,800
Other liabilities	10,486,746	327,632

Total liabilities	11,089,860	614,988

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	1,114,613,948	593,394,981
Total Partners' Capital	1,114,613,948	593,394,981

Total liabilities and partners' capital	$1,125,703,808	$594,009,969

Limited Partners' units outstanding	33,700,000	16,400,000
Net asset value per unit	$33.07	$36.18
Market value per unit	$33.32	$36.24

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2008

Open Futures Contracts

	Number of Contracts	Loss on Open Commodity Contracts	% of Partners' Capital
United States Contracts

Natural Gas Futures contracts, expire November 2008	14,982	$(55,301,140)	(4.96)

Cash Equivalents
	Cost	Market Value
United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund	$346,839,247	$346,839,247	31.12
Goldman Sachs Financial Square Funds - Treasury Instruments Fund	100,000,000	100,000,000	8.97
	$446,839,247	446,839,247	40.09

Cash		299,501,208	26.87
Total Cash and Cash Equivalents		746,340,455	66.96

Cash on deposit with broker		401,177,185	35.99
Other assets and receivables in excess of liabilities		22,397,448	2.01
Total Partners' Capital		$1,114,613,948	100.00

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2008, the three months ended September 30, 2007 and the period from April 18, 2007 (commencement of operations) to September 30, 2007

	Three months ended	Three months ended	Nine months ended	Period from April 18, 2007 to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Income
Gains (losses) on trading of commodity futures contracts:
Realized gains (losses) on closed positions	$(449,877,410)	$10,910,020	$(133,896,820)	$11,177,140
Change in unrealized gains (losses) on open positions	(86,404,030)	(5,174,930)	(75,345,020)	(13,529,200)
Interest income	4,484,691	2,872,836	10,380,019	3,287,018
Other income	76,000	48,000	147,000	62,000

Total income (loss)	(531,720,749)	8,655,926	(198,714,821)	996,958

Expenses
General Partner management fees (Note 3)	1,390,316	387,014	3,177,614	445,377
Brokerage commissions	324,156	142,680	604,734	158,534
Other expenses	344,704	91,811	1,137,971	97,051

Total expenses	2,059,176	621,505	4,920,319	700,962

Net income (loss)	$(533,779,925)	$8,304,421	$(203,635,140)	$295,996
Net loss per limited partnership unit	$(29.59)	$(5.28)	$(3.11)	$(11.79)
Net income (loss) per weighted average limited partnership unit	$(22.71)	$1.17	$(12.67)	$0.07
Weighted average limited partnership units outstanding	23,500,000	6,856,522	16,072,263	4,224,096

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the nine months ended September 30, 2008

	General Partner	Limited Partners	Total

Balances, at December 31, 2007	$-	$593,394,981	$593,394,981
Addition of 59,700,000 partnership units	-	2,424,328,917	2,424,328,917
Redemption of 42,400,000 partnership units	-	(1,699,474,810)	(1,699,474,810)
Net loss	-	(203,635,140)	(203,635,140)

Balances, at September 30, 2008	$-	$1,114,613,948	$1,114,613,948

Net Asset Value Per Unit
At December 31, 2007	$36.18
At September 30, 2008	$33.07

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2008 and the period from April 18, 2007 (commencement of operations) to September 30, 2007

	Nine months ended	Period from April 18, 2007 to
	September 30, 2008	September 30, 2007
Cash Flows from Operating Activities:
Net income (loss)	$(203,635,140)	$295,996
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase in commodity futures trading account - cash	(316,061,296)	(130,383,326)
Unrealized losses on futures contracts	75,345,020	13,529,200
Increase in interest receivable and other assets	(2,179,619)	(961,354)
Increase in management fees payable	295,058	204,203
Increase in commissions payable	20,700	22,800
Increase in other liabilities	236,863	91,715
Net cash used in operating activities	(445,978,414)	(117,200,766)

Cash Flows from Financing Activities:
Subscription of partnership units	2,393,804,229	733,762,221
Redemption of partnership units	(1,689,552,559)	(313,842,312)

Net cash provided by financing activities	704,251,670	419,919,909

Net Increase in Cash and Cash Equivalents	258,273,256	302,719,143

Cash and Cash Equivalents, beginning of period	488,067,199	1,000
Cash and Cash Equivalents, end of period	$746,340,455	$302,720,143

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Notes to Condensed Financial Statements
For the period ended September 30, 2008 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“USNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. USNG is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the “AMEX”). USNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”). The investment objective of USNG is for the changes in percentage terms of its net asset value to reflect the changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana as measured by the changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USNG’s expenses. USNG accomplishes its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of September 30, 2008, USNG held 14,982 Futures Contracts traded on the NYMEX.

USNG commenced investment operations on April 18, 2007 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of USNG. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“USG”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America.  The financial information included herein is unaudited, however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

USNG issues limited partnership interests (“units”) to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc. (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit determined as of the earlier of the close of the New York Stock Exchange (the “NYSE”) or 4:00 p.m. New York time on the day the order to create the basket is properly received. In addition, Authorized Purchasers pay USNG a $1,000 fee for each order to create one or more Creation Baskets. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of USNG but rather at market prices quoted on such exchange.

In April 2007, USNG initially registered 30,000,000 units on Form S-1 with the SEC. On April 18, 2007, USNG listed its units on the AMEX under the ticker symbol “UNG”. On that day, USNG established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000. USNG also commenced investment operations on April 18, 2007 by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of September 30, 2008, USNG had registered a total of 180,000,000 units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statement of financial condition and in the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statement of operations. USNG earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the overnight Federal Funds Rate less 32 basis points. In addition, USNG earns interest on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USNG is not subject to federal income taxes; each partner reports its allocable share of income, gain, loss deductions or credits on its own income tax return.

Creations and Redemptions

Authorized Purchasers may purchase units (“Creation Baskets”) or redeem units (“Redemption Baskets”) only in blocks of 100,000 units equal to the net asset value of the units determined as of the earlier of the close of the NYSE or 4:00 p.m. New York time on the day the order is placed.

USNG records units sold or redeemed one business day after the trade date of the purchase or redemption.  The amounts due from Authorized Purchasers are reflected in USNG’s condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at September 30, 2008.

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

Ongoing Registration Fees and Other Offering Expenses

USNG pays all costs and expenses associated with the ongoing registration of units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine month period ended September 30, 2008, USNG incurred $216,699 in registration fees and other offering expenses. USNG did not incur registration fees for the period from April 18, 2007 (commencement of operations) to September 30, 2007.

Directors’ Fees

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

Licensing Fees

As discussed in Note 4, USNG entered into a licensing agreement with the NYMEX on May 30, 2007. The agreement has an effective date of April 10, 2006. Pursuant to the agreement, USNG and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the nine month period ended September 30, 2008 and the period from April 18, 2007 (commencement of operations) to September 30, 2007, USNG incurred $175,384 and $29,692, respectively, under this arrangement.

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

The above fee does not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

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

USNG’s cash and other property, such as U.S. Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USNG’s assets posted with that futures commission merchant; however, the vast majority of USNG’s assets are held in Treasuries, cash and/or cash equivalents with USNG’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of USNG’s custodian could result in a substantial loss of USNG’s assets.

USNG invests its cash in money market funds that seek to maintain a stable net asset value.  USNG is exposed to any risk of loss associated with an investment in these money market funds. As of September 30, 2008 and December 31, 2007, USNG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $1,147,517,640 and $573,183,088, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2008 and the period from April 18, 2007 (commencement of operations) to September 30, 2007 for the limited partners. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended	For the period from April 18, 2007 to
	September 30, 2008 (Unaudited)	September 30, 2007 (Unaudited)

Per Unit Operating Performance:

Net asset value, beginning of period	$36.18	$50.00
Total loss	(2.80)	(11.62)
Total expenses	(0.31)	(0.17)
Net decrease in net asset value	(3.11)	(11.79)
Net asset value, end of period	$33.07	$38.21

Total Return	(8.60)%	(23.58)%

Ratios to Average Net Assets
Total income (loss)	(27.93)%	0.61%
Expenses excluding management fees*	(0.33)%	(0.34)%
Management fees*	(0.60)%	(0.60)%
Net income (loss)	(28.62)%	0.18%

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

The following table summarizes the valuation of USNG’s securities at September 30, 2008 using the fair value hierarchy:

At September 30, 2008	Total	Level I	Level II	Level III

Investments	$446,839,247	$446,839,247	$-	$-
Derivative assets	(55,301,140)	(55,301,140)	-	-

NOTE 8 – SUBSEQUENT EVENTS

On September 18, 2008, USNG announced that it would transfer the listing of its limited partnership units that are listed on the AMEX to the NYSE Arca, Inc. in connection with NYSE Euronext’s acquisition of the AMEX. USNG expects that the listing transfer will occur sometime during the fourth quarter of 2008.

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

Introduction

USNG, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the American Stock Exchange (the “AMEX”). On September 18, 2008, USNG announced that it would transfer the listing of its limited partnership units that are listed on the AMEX to the NYSE Arca, Inc. in connection with NYSE Euronext’s acquisition of the AMEX. USNG expects that the listing transfer will occur sometime during the fourth quarter of 2008. The investment objective of USNG is for changes in percentage terms of its units’ net asset value (“NAV”) on a daily basis to reflect the changes in percentage terms in the spot price of natural gas delivered at the Henry Hub, Louisiana, also on a daily basis, as measured by the changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USNG’s expenses.

USNG seeks to achieve its investment objective by investing in a combination of natural gas futures contracts and other natural gas-related investments such that changes in its NAV, measured in percentage terms, will closely track the changes in the price of a specified natural gas futures contract (the “Benchmark Futures Contract”), also measured in percentage terms. USNG’s general partner believes the Benchmark Futures Contract historically has exhibited a close correlation with the spot price of natural gas. It is not the intent of USNG to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas futures contracts.

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

USNG may also invest in futures contracts for crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q.

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

Valuation of Futures Contracts and the Computation of the NAV

The NAV of USNG units is calculated once each trading day as of the earlier of the close of the New York Stock Exchange (the “NYSE”) or 4:00 p.m. New York time. The NAV for a particular trading day is released after 4:15 p.m. New York time. Trading on the NYSE typically closes at 4:00 p.m. New York time. USNG uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USNG investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE or 4:00 p.m. New York time.

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

Since its initial offering of 30,000,000 units, USNG has made two subsequent offerings of its units: 50,000,000 units that were registered with the SEC on November 21, 2007 and an additional 100,000,000 units that were registered with the SEC on August 28, 2008. Units offered by USNG in the subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of September 30, 2008, USNG had issued 97,600,000 units, 33,700,000 of which were outstanding. As of September 30, 2008, there were 82,400,000 units registered but not yet issued.

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

As of September 30, 2008, the total unrealized loss on natural gas Futures Contracts owned or held on that day was $(55,301,140) and USNG established cash deposits, including cash investments in money market funds, that were equal to $1,147,517,640. The majority of cash assets were held in overnight deposits at USNG’s custodian bank, while 34.96% of the cash balance was held with the futures commission merchant as margin deposits for the Futures Contracts purchased. The ending per unit NAV on September 30, 2008 was $33.07.

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

During the nine month period ended September 30, 2008, the daily average total net assets of USNG were  $711,569,945. During the nine month period ended September 30, 2008, the total net assets of USNG did exceed $1 billion on a number of days. The management fee paid by USNG during the period amounted to $3,177,614 which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.60% over the course of this nine month period. By comparison, during the period from April 18, 2007 (commencement of operations) to September 30, 2007, the average daily total net assets of USNG were $163,215,433. During the period from April 18, 2007 (commencement of operations) to September 30, 2007, the total net assets of USNG did not exceed $1 billion on any day. The management fee paid by USNG for the period from April 18, 2007 (commencement of operations) to September 30, 2007 amounted to $445,377, which was calculated at the 0.60% rate and accrued daily.

USNG pays for all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. For the nine month period ended September 30, 2008, USNG incurred $216,699 in ongoing registration fees and other offering expenses. USNG is responsible for paying the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the General Partner who are also audit committee members. USNG shares these fees with USOF, US12OF, USG and USHO based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2008 are estimated to be a total of $286,000 for all five funds. By comparison, for the period from April 18, 2007 (commencement of operations) to September 30, 2007, USNG did not incur any ongoing registration fees and other offering expenses. In addition, USNG agreed to pay the independent directors $286,000 to cover their expenses and pay for their services for 2007.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the nine month period ended September 30, 2008, total commissions paid to brokers amounted to $604,734. Prior to the initial offering of its units, USNG had estimated that its annual level of such commissions was expected to be 0.13% of total net assets. As an annualized percentage of average net assets, the figure for the nine month period ended September 30, 2008 represented approximately 0.11% of average net assets. By comparison, for the period from April 18, 2007 (commencement of operations) to September 30, 2007, total commissions paid amounted to $158,534. As an annualized percentage of average net assets, the figure for the period from April 18, 2007 (commencement of operations) to September 30, 2007 represented approximately 0.21% of average net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of the portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the nine month period ended September 30, 2008, USNG earned $10,380,019 in interest income on such cash holdings. Based on USNG’s average daily total net assets during this time period, this is equivalent to an annualized yield of 1.95%. USNG did not purchase Treasuries during the nine month period ended September 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the period from April 18, 2007 (commencement of operations) to September 30, 2007, USNG earned $3,287,018 in interest income on cash holdings. Based on USNG’s average daily total net assets during this time period this is equivalent to an annualized yield of 4.43%.

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

For the 30 valuation days ended September 30, 2008, the simple average daily change in the Benchmark Futures Contract was (0.304)%, while the simple average daily change in the NAV of USNG over the same time period was (0.301)%. The average daily difference was 0.013% (or 1.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 1.743%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of USNG units to the public on April 18, 2007 to September 30, 2008, the simple average daily change in the Benchmark Futures Contract was (0.084)%, while the simple average daily change in the NAV of USNG over the same time period was (0.076)%. The average daily difference was 0.011% (or 1.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 1.101%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USNG versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USNG, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USNG’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the nine month period ended September 30, 2008, the actual total return of USNG as measured by changes in its NAV was (8.60)%. This is based on an initial NAV of $36.18 on December 31, 2007 and an ending NAV as of September 30, 2008 of $33.07. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USNG would have ended the third quarter of 2008 with an estimated NAV of $32.85, for a total return over the relevant time period of (9.20)%. The difference between the actual NAV total return of USNG of (8.60)% and the expected total return based on the Benchmark Futures Contract of (9.20)% was an error over the time period of 0.60%, which is to say that USNG’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USNG collects on its cash and cash equivalent holdings. In addition, during the nine month period ended September 30, 2008, USNG also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to USNG’s actual return exceeding the benchmark results. However, if the total assets of USNG continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.

By comparison, for the period from April 18, 2007 (commencement of operations) to September 30, 2007, a period of approximately five months, the actual total return of USNG as measured by changes in its NAV was (23.58)%. This was based on an initial NAV of $50.00 on April 18, 2007 and an ending NAV as of September 30, 2007 of $38.21. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USNG would have ended the third quarter of 2007 with an estimated NAV of $37.63, for a total return over the relevant time period of (24.73)%. The difference between the actual NAV total return of USNG of (23.58)% and the expected total return based on the Benchmark Futures Contracts of (24.73)% was an error over the time period of 1.15%, which is to say that USNG’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USNG collects on its cash and cash equivalent holdings. In addition, during the period, USNG also collected fees from brokerage firms creating or redeeming baskets of units. This income also contributed to USNG’s actual return exceeding the benchmark results.

There are currently three factors that have impacted, during the latest period, or are most likely to impact, USNG’s ability to accurately track its Benchmark Futures Contract.

First, USNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day in which USNG executes the trade. In that case, USNG may get a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USNG to either be too high or too low relative to the changes in the daily benchmark. During the nine month period ended September 30, 2008, management attempted to minimize the effect of these transactions by seeking to execute its purchases or sales of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USNG’s attempt to track its benchmark over time.

Second, USNG earns interest on its cash, cash equivalents and Treasury holdings. USNG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine month period ended September 30, 2008. Interest payments, and any other income, were retained within the portfolio and added to USNG’s NAV. When this income exceeds the level of USNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USNG will realize a net yield that will tend to cause daily changes in the NAV of USNG to track slightly higher than daily changes in the Benchmark Futures Contract. During the nine month period ended September 30, 2008, USNG earned, on an annualized basis, approximately 1.95% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.11% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.22% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately 1.02% and affected USNG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. If short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error would become a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the benchmark could result in daily changes in the NAV of USNG that are either too high, or too low, relative to the daily changes in the benchmark. During the nine month period ended September 30, 2008, USNG did not hold any Other Natural Gas-Related Investments. However, there can be no assurance that in future quarters USNG will not make use of such Other Natural Gas-Related Investments.

During the nine month period ended September 30, 2008, the prices of front month Benchmark Futures Contracts fell slightly from $7.483 to $7.438. Except for the start of the nine month period when the price of the front month contract was higher than the price of the second month contract, a condition in the futures markets referred to as “backwardation”, the prices of front month contracts were also lower than the prices of second month contracts during the balance of this time period, a condition in the futures markets referred to as “contango”. The relationship between the prices of different months of the same futures contracts, the “term structure of futures prices”, can have a major impact on the total return of owning such futures contracts over time.

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

As an example, assume that the price of natural gas for immediate delivery (the “spot” price), was $7 per 10,000 million British thermal units (“MMBtu”), and the value of a position in the near month futures contract was also $7. Over time, the price of 10,000 MMBtu of natural gas will fluctuate based on a number of market factors, including demand for natural gas relative to its supply. The value of the near month contract will likewise fluctuate in reaction to a number of market factors. If investors seek to maintain their position in a near month contract and not take delivery of the natural gas, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

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

Natural Gas Market. During the nine month period ended September 30, 2008, natural gas prices in the United States were impacted by several factors and demonstrated a great deal of price volatility. At the beginning of the first quarter of 2008, the amount of natural gas in storage was at higher than average levels versus the previous five years. The winter weather in the United States was moderate through much of the first quarter of 2008. A major use of natural gas in winter months is the generation of heat for residential and commercial buildings. A major variable in the use of natural gas is weather, and the amount of natural gas burned for heating purposes. The mild weather had the effect of reducing the rate at which the storage levels of natural gas fell. During the entire first quarter of 2008, the seasonally adjusted inventory levels of stored natural gas remained above five-year averages.

However, natural gas usage increased in the second quarter of 2008 and storage levels trended downwards. As a result of all the factors mentioned above, the natural gas market in the United States started the year reasonably well supplied but grew tighter towards the middle of the second quarter of 2008. In addition, the price of natural gas was also strongly influenced by the rise in the price of crude oil, which rose sharply during the second quarter and early third quarter of 2008. Finally, demand for natural gas outside of the United States also influenced prices upward. The price of natural gas rose sharply at the end of the second quarter and the start of the third quarter of 2008. Natural gas reached a peak price during the nine month period for the front month contract of $13.57 in early July 2008. However, a combination of slowing U.S. economic growth, increased natural gas production, as well as the sharp drop-off in crude oil prices starting in July 2008, all contributed to a very significant decline in natural gas prices during the third quarter of 2008, with prices reaching a low of $7.22 near the end of the quarter before finally ending the quarter with a price of $7.43.

Natural Gas Price Movements in Comparison to other Energy Commodities and Investment Categories. The General Partner believes that investors frequently measure the degree to which prices or total returns of one investment or asset class move up or down in value in concert with another investment or asset class. Statistically, such a measure is usually done by measuring the correlation of the price movements of the two different investments or asset classes over some period of time. The correlation is scaled between 1 and -1, where 1 indicates that the two investment options move up or down in price or value together, known as “positive correlation,” and -1 indicating that they move in completely opposite directions, known as “negative correlation.” A correlation of 0 would mean that the movements of the two are neither positively or negatively correlated, known as “non-correlation.” That is, the investment options sometimes move up and down together and other times move in opposite directions.

For the ten year time period between 1997 and 2007, the chart below compares the monthly movements of natural gas versus the monthly movements of several other energy commodities, crude oil, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was NOT strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in natural gas had a positive correlation to movements in heating oil. Finally, natural gas had a positive, but very weak, correlation with crude oil and unleaded gasoline.

10 Year Correlation Matrix 1997-2007	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Crude Oil	Heating Oil	Natural Gas
Large Cap U.S. Equities (S&P 500)	1	-0.237	0.949	-0.087	-0.037	-0.065	-0.008
US Govt. Bonds (EFFAS U.S. Government Bond Index)		1	-0.259	-0.175	0.033	0.065	0.197
Global Equities (FTSE World Index)			1	0.124	0.040	-0.003	0.029
Unleaded Gasoline				1	0.634	0.663	0.267
Crude Oil					1	0.802	0.344
Heating Oil						1	0.480
Natural Gas							1
source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Investors are cautioned that the historical price relationships between natural gas and various other energy commodities, as well as other investment asset classes, as measured by correlation may not be reliable predictors of future price movements and correlation results. The results pictured above would have been different if a different range of dates had been selected. The General Partner believes that natural gas has historically not demonstrated a strong correlation with equities or bonds over long periods of time. However, the General Partner also believes that in the future it is possible that natural gas could have long term correlation results that indicate prices of natural gas more closely track the movements of equities or bonds. In addition, the General Partner believes that, when measured over time periods shorter than ten years, there will always be some periods where the correlation of natural gas to equities and bonds will be either more strongly positively correlated or more strongly negatively correlated than the long term historical results suggest.

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the nine months ended September 30, 2008, natural gas had a stronger positive correlation with crude oil, heating oil and unleaded gasoline than it had displayed over the prior ten year period. The correlation between natural gas and large cap U.S. equities, U.S. government bonds and global equities, which had been essentially non-correlated over the prior ten years, appeared to remain non-correlated over this shorter time period.

Correlation Matrix 2008 YTD (9 months)	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Crude Oil	Heating Oil	Natural Gas
Large Cap U.S. Equities (S&P 500)	1	-0.641	0.920	0.565	0.289	0.214	-0.152
US Govt. Bonds (EFFAS U.S. Government Bond Index)		1	-0.682	-0.581	-0.507	-0.414	-0.045
Global Equities (FTSE World Index)			1	0.760	0.575	0.496	0.108
Unleaded Gasoline				1	0.923	0.900	0.650
Crude Oil					1	0.914	0.771
Heating Oil						1	0.805
Natural Gas							1
source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

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

USNG’s investment in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USNG from promptly liquidating its positions in Futures Contracts. During the nine month period ended September 30, 2008, USNG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USNG cannot predict whether such an event may occur in the future.

Prior to the initial offering of USNG (and including expenses incurred in connection with the initial offering), all payments with respect to USNG’s and the General Partner’s expenses were paid by their affiliates. Neither USNG nor the General Partner has any obligation or intention to refund such payments by their affiliates. These affiliates are under no obligation to pay USNG’s or the General Partner’s current or future expenses. If the General Partner and USNG are unsuccessful in raising sufficient funds to cover USNG’s expenses or in locating any other source of funding, USNG will terminate and investors may lose all or part of their investment.

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

As of September 30, 2008, USNG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $1,147,517,640. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of September 30, 2008, USNG has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USNG. While USNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USNG’s financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, USNG requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called “Redemption Baskets”. USNG has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

Contractual Obligations

USNG’s primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated as a fixed percentage of USNG’s NAV, currently 0.60% for a NAV of $1 billion or less, and thereafter 0.50% for a NAV above $1 billion.

The General Partner agreed to pay the start-up costs associated with the formation of USNG, primarily its legal, accounting and other costs in connection with the General Partner’s registration with the CFTC as a CPO and the registration and listing of USNG and its units with the SEC, FINRA and the AMEX, respectively. However, offering costs incurred in connection with registering and listing additional units of USNG are directly borne on an ongoing basis by USNG, and not by the General Partner.

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

In addition to the General Partner’s management fee, USNG pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USNG’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis. USNG also pays a portion of the fees and expenses of the independent directors of the General Partner. See Note 3 to the Notes to Condensed Financial Statements (Unaudited).

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

The creditworthiness of each potential counterparty is assessed by the General Partner. The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the General Partner’s board of directors. Furthermore, the General Partner on behalf of USNG only enters into over-the-counter contracts with (a) members of the Federal Reserve System or foreign banks with branches regulated by the Federal Reserve Board; (b) primary dealers in U.S. government securities; (c) broker-dealers; (d) commodity futures merchants; or (e) affiliates of the foregoing. Existing counterparties are also reviewed periodically by the General Partner.

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

During the nine month period ended September 30, 2008, USNG did not employ any hedging methods such as those identified above since all of its investments were made over an exchange. Therefore, USNG was not exposed to counterparty risk.

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

United States Natural Gas Fund, LP (Registrant)
By:	United States Commodity Funds LLC, its general partner
(formerly known as Victoria Bay Asset Management, LLC)

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: November 14, 2008

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date: November 14, 2008