Form 10-K
period 2008-12-31
United States Natural Gas Fund, LP
filed 2009-03-02
CIK 1376227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Harbor Bay Parkway, Suite 145
Alameda, California 94502
(Address of principal executive offices) (Zip code)

(510) 522-3336
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Units	NYSE Arca, Inc.
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

The aggregate market value of the registrant’s units held by non-affiliates of the registrant as of June 30, 2008 was: $1,139,757,000.

The registrant had 38,900,000 outstanding units as of February 27, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

UNITED STATES NATURAL GAS FUND, LP

Part I

Item 1.   Business.

What is USNG?

The United States Natural Gas Fund, LP (“USNG”) is a Delaware limited partnership organized on September 11, 2006. USNG maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. USNG is a commodity pool that issues limited partnership interests (“units”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). It operates pursuant to the terms of the Second Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”), which grants full management control to United States Commodity Funds LLC (the “General Partner”).

The investment objective of USNG is for the changes in percentage terms of its units’ net asset value (“NAV”) to reflect the changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), except when the near month contract is within two weeks at expiration, in which case it will be measured by the next month to expire, less USNG’s expenses (the “Benchmark Futures Contract”).  USNG began trading on April 18, 2007.  The General Partner is the general partner of USNG and is responsible for the management of USNG.

Who is the General Partner?

The General Partner is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. Prior to June 13, 2008, the General Partner was known as Victoria Bay Asset Management, LLC. It maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. The General Partner is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership of Wainwright’s shares. Wainwright is a holding company that also owns an insurance company organized under Bermuda law (currently being liquidated) and a registered investment adviser firm named Ameristock Corporation. The General Partner is a member of the National Futures Association (the “NFA”) and registered with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005. The General Partner’s registration as a Commodity Pool Operator (“CPO”) was approved on December 1, 2005.

On May 12, 2005, the General Partner formed the United States Oil Fund, LP (“USOF”), another limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USOF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the NYMEX, less USOF’s expenses. USOF began trading on April 10, 2006. The General Partner is the general partner of USOF and is responsible for the management of USOF.

On June 27, 2007, the General Partner formed the United States 12 Month Oil Fund, LP (“US12OF”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of US12OF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on light, sweet crude oil traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12OF’s expenses. US12OF began trading on December 6, 2007. The General Partner is the general partner of US12OF and is responsible for the management of US12OF.

On April 12, 2007, the General Partner formed the United States Gasoline Fund, LP (“UGA”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of UGA is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the price of unleaded gasoline delivered to the New York harbor, as measured by the changes in the price of the futures contract on gasoline traded on the NYMEX, less UGA’s expenses. UGA began trading on February 26, 2008. The General Partner is the general partner of UGA and is responsible for the management of UGA.

On April 13, 2007, the General Partner formed the United States Heating Oil Fund, LP (“USHO”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USHO is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the price of heating oil (also known as No. 2 fuel oil) delivered to the New York harbor, as measured by the changes in the price of the futures contract on heating oil traded on the NYMEX, less USHO’s expenses. USHO began trading on April 9, 2008. The General Partner is the general partner of USHO and is responsible for the management of USHO.

USOF, US12OF, UGA, and USHO are collectively referred to herein as the “Related Public Funds”. For more information about each of the Related Public Funds, investors in USNG may call 1-800-920-0259 or go online to www.unitedstatescommodityfunds.com.

The General Partner has filed a registration statement for two other exchange traded security funds, the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP (“US12NG”). The investment objective of USSO would be to have the changes in percentage terms of its units’ NAV inversely reflect the changes in percentage terms the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the NYMEX, less USSO’s expenses. The investment objective of US12NG would be to have the changes in percentage terms of its units’ NAV reflect the changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12NG’s expenses.

The General Partner is required to evaluate the credit risk of USNG to the futures commission merchant, oversee the purchase and sale of USNG’s units by certain authorized purchasers (“Authorized Purchasers”), review daily positions and margin requirements of USNG and manage USNG’s investments. The General Partner also pays the fees of ALPS Distributors, Inc. (the “Marketing Agent”) and Brown Brothers Harriman & Co. (“BBH&Co.”), which acts as the administrator (the “Administrator”) and the custodian (the “Custodian”) for USNG.

Limited partners have no right to elect the General Partner on an annual or any other continuing basis. If the General Partner voluntarily withdraws, however, the holders of a majority of USNG’s outstanding units (excluding for purposes of such determination units owned, if any, by the withdrawing General Partner and its affiliates) may elect its successor. The General Partner may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 and 2/3 percent of USNG’s outstanding units (excluding units owned, if any, by the General Partner and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

The business and affairs of the General Partner are managed by a board of directors (the “Board”), which is comprised of four management directors, some of whom are also its executive officers (the “Management Directors”), and three independent directors who meet the independent director requirements established by the NYSE Arca and the Sarbanes-Oxley Act of 2002. Notwithstanding the foregoing, the Management Directors have the authority to manage the General Partner pursuant to its limited liability company agreement. Through its Management Directors, the General Partner manages the day-to-day operations of USNG. The Board has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis and Malcolm R. Fobes III). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does USNG Operate?

The net assets of USNG consist primarily of investments in futures contracts for natural gas, crude oil, heating oil, gasoline, and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”). USNG may also invest in other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, and over-the-counter transactions that are based on the price of natural gas, oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this annual report on Form 10-K.

USNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. In pursuing this objective, the primary focus of the General Partner is the investment in Futures Contracts and the management of USNG’s investments in short-term obligations of the United States of two years or less (“Treasuries”), cash and/or cash equivalents for margining purposes and as collateral.

The investment objective of USNG is to have the changes in percentage terms of its units’ NAV reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract on natural gas as traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USNG’s expenses. It is not the intent of USNG to be operated in a fashion such that its NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas.

USNG seeks to achieve its investment objective by investing in a mix of Futures Contracts and Other Natural Gas-Related Investments such that the changes in its NAV will closely track the changes in the price of the Benchmark Futures Contract. The General Partner believes changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the changes in the spot price of natural gas. On any valuation day (a valuation day is any trading day as of which USNG calculates its NAV as described herein), the Benchmark Futures Contract is the near month contract for natural gas traded on the NYMEX unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Futures Contract is the next month contract for natural gas traded on the NYMEX.

As a specific benchmark, the General Partner endeavors to place USNG’s trades in Futures Contracts and Other Natural Gas-Related Investments and otherwise manage USNG’s investments so that A will be within plus/minus 10 percent of B, where:

•	A is the average daily change in USNG’s NAV for any period of 30 successive valuation days; i.e., any trading day as of which USNG calculates its NAV, and
•	B is the average daily change in the price of the Benchmark Futures Contract over the same period.

The General Partner believes that market arbitrage opportunities cause daily changes in USNG’s unit price on the NYSE Arca to closely track daily changes in USNG’s NAV per unit. The General Partner further believes that the daily changes in prices of the Benchmark Futures Contract have historically closely tracked the daily changes in the spot price of natural gas. The General Partner believes that the net effect of these two relationships and the expected relationship described above between USNG’s NAV and the Benchmark Futures Contract will be that the daily changes in the price of USNG’s units on the NYSE Arca will continue to closely track the daily changes in the spot price of 10,000 million British thermal units (“mmBtu”) of natural gas, less USNG’s expenses. The following two graphs demonstrate the correlation between the daily changes in the NAV of USNG and the daily changes in the Benchmark Futures Contract both since the initial public offering of USNG’s units on April 18, 2007 through December 31, 2008 and during the last thirty valuation days ended December 31, 2008.

USNG Monthly Total Returns versus Monthly Benchmark Futures Contracts *
(since inception through December 31, 2008)

20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
Apr-07
May
June
July
August
September
October
November
December
Jan-08
February
March
1-Apr
May
June
July
Aug.
Sept.
Oct
Nov
Dec-08
UNG
Benchmark

*PAST PERFORMANCE IS NOT NECESSARILY INDIVATIVE OF FUTURE RESULTS

Daily Movement of USNG's NAV versus Daily Movement of Benchmark Futures Contracts *
(30 valuation days ending December 31, 2008)

10.000%
8.000%
6.000%
4.000%
2.000%
0.000%
-2.000%
-4.000%
-6.000%
-8.000%
11/20/2008
11/24/2008
12/2/2008
12/16/2008
12/24/2008
12/30/2008
NAV
Benchmark

*PAST PERFORMANCE IS NOT NECESSARILY INDIVATIVE OF FUTURE RESULTS

An investment in the units provides a means for diversifying an investor’s portfolio or hedging exposure to changes in natural gas prices. An investment in the units allows both retail and institutional investors to easily gain this exposure to the natural gas market in a transparent, cost-effective manner.

The expected correlation of the price of USNG’s units, USNG’s NAV and the Benchmark Futures Contract is illustrated in the following diagram:

The General Partner employs a “neutral” investment strategy in order to track changes in the price of the Benchmark Futures Contract regardless of whether the price goes up or goes down. USNG’s “neutral” investment strategy is designed to permit investors generally to purchase and sell USNG’s units for the purpose of investing indirectly in natural gas in a cost-effective manner, and/or to permit participants in the natural gas or other industries to hedge the risk of losses in their natural gas-related transactions. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in natural gas and/or the risks involved in hedging may exist. In addition, an investment in USNG involves the risk that the changes in the price of USNG’s units will not accurately track the changes in the Benchmark Futures Contract.

The Benchmark Futures Contract will be changed from the near month contract to the next month contract over a four-day period. Each month, the Benchmark Futures Contract will change starting at the end of the day on the date two weeks prior to expiration of the near month contract for that month. During the first three days of the period, the applicable value of the Benchmark Futures Contract will be based on a combination of the near month contract and the next month contract as follows:  (1) day 1 will consist of 75% of the then near month contract’s total return for the day, plus 25% of the total return for the day of the next month contract,  (2) day 2 will consist of 50% of the then near month contract’s total return for the day, plus 50% of the total return for the day of the next month contract, and  (3) day 3 will consist of 25% of the then near month contract’s total return for the day, plus 75% of the total return for the day of the next month contract. On day 4, the Benchmark Futures Contract will be the next month contract to expire at that time and that contract will remain the Benchmark Futures Contract until the beginning of following month’s change in the Benchmark Futures Contract over a four-day period.

On each day during the four-day period, the General Partner anticipates it will “roll” USNG’s positions in natural gas investments by closing, or selling, a percentage of USNG’s positions in natural gas interests and reinvesting the proceeds from closing those positions in new natural gas interests that reflect the change in the Benchmark Futures Contract.

The anticipated dates that the monthly four-day roll period will commence for 2009 will be posted on USNG’s website at www.unitedstatesnaturalgasfund.com, and are subject to change without notice.

USNG’s total portfolio composition is disclosed on its website each business day that the NYSE Arca is open for trading. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each natural gas interest, the specific types of Other Natural Gas-Related Investments and characteristics of such Other Natural Gas-Related Investments, Treasuries, and amount of the cash and/or cash equivalents held in USNG’s portfolio. USNG’s website is publicly accessible at no charge. USNG’s assets are held in segregated accounts pursuant to the Commodity Exchange Act (the “CEA”) and CFTC regulations.

The units issued by USNG may only be purchased by Authorized Purchasers and only in blocks of 100,000 units called Creation Baskets. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of units in the Creation Basket. Similarly, only Authorized Purchasers may redeem units and only in blocks of 100,000 units called Redemption Baskets. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of units in the Redemption Basket. The purchase price for Creation Baskets and the redemption price for Redemption Baskets are the actual NAV calculated at the end of the business day when notice for a purchase or redemption is received by USNG. The NYSE Arca publishes an approximate intra-day NAV based on the prior day’s NAV and the current price of the Benchmark Futures Contract, but the basket price is determined based on the actual NAV at the end of the day.

While USNG issues units only in Creation Baskets, units may also be purchased and sold in much smaller increments on the NYSE Arca. These transactions, however, are effected at the bid and ask prices established by specialist firm(s). Like any listed security, units can be purchased and sold at any time a secondary market is open.

What is USNG’s Investment Strategy?

In managing USNG’s assets, the General Partner does not use a technical trading system that issues buy and sell orders. The General Partner instead employs a quantitative methodology whereby each time a Creation Basket is sold, the General Partner purchases natural gas interests, such as the Benchmark Futures Contract, that have an aggregate market value that approximates the amount of Treasuries and/or cash received upon the issuance of the Creation Basket.

As an example, assume that a Creation Basket is sold by USNG, and that USNG’s closing NAV per unit is $50.00. In that case, USNG would receive $5,000,000 in proceeds from the sale of the Creation Basket ($50.00 NAV per unit multiplied by 100,000 units, and excluding the Creation Basket fee of $1,000). If one were to assume further that the General Partner wants to invest the entire proceeds from the Creation Basket in the Benchmark Futures Contract and that the market value of the Benchmark Futures Contract is $59,950, USNG would be unable to buy the exact number of Benchmark Futures Contracts with an aggregate market value equal to $5,000,000. Instead, USNG would be able to purchase 83 Benchmark Futures Contracts with an aggregate market value of $4,975,850. Assuming a margin requirement equal to 10% of the value of the Benchmark Futures Contract, USNG would be required to deposit $497,585 in Treasuries and cash with the futures commission merchant through which the Benchmark Futures Contracts were purchased. The remainder of the proceeds from the sale of the Creation Basket, $4,502,415, would remain invested in cash, cash equivalents, and Treasuries as determined by the General Partner from time to time based on factors such as potential calls for margin or anticipated redemptions.

The specific Futures Contracts purchased depend on various factors, including a judgment by the General Partner as to the appropriate diversification of USNG’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While the General Partner has made significant investments in NYMEX Futures Contracts, as USNG reaches certain accountability levels or position limits on the NYMEX, or for other reasons, it has also and may continue to invest in Futures Contracts traded on other exchanges or invest in Other Natural Gas-Related Investments such as contracts in the “over-the-counter” market.

The General Partner does not anticipate letting its Futures Contracts expire and taking delivery of the underlying commodity. Instead, the General Partner will close existing positions, e.g., when it changes the Benchmark Futures Contract or it otherwise determines it would be appropriate to do so and reinvest the proceeds in new Futures Contracts. Positions may also be closed out to meet orders for Redemption Baskets and in such case proceeds for such baskets will not be reinvested.

By remaining invested as fully as possible in Futures Contracts or Other Natural Gas-Related Investments, the General Partner believes that the changes in percentage terms in USNG’s NAV will continue to closely track the changes in percentage terms in the prices of the Futures Contracts in which USNG invests. The General Partner believes that certain arbitrage opportunities result in the price of the units traded on the NYSE Arca closely tracking the NAV of USNG. Additionally, natural gas Futures Contracts traded on the NYMEX have closely tracked the spot price of the underlying natural gas. Based on these interrelationships, the General Partner believes that the changes in the price of USNG’s units as traded on the NYSE Arca will continue to closely track the changes in the spot price of natural gas. For performance data relating to USNG’s ability to track its benchmark, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking USNG’s Benchmark.”

What are Futures Contracts?

Futures Contracts are agreements between two parties. One party agrees to buy natural gas from the other party at a later date at a price and quantity agreed upon when the contract is made. Futures Contracts are traded on futures exchanges, including the NYMEX. For example, the Benchmark Futures Contract is traded on the NYMEX in units of 10,000 mmBtu. Natural gas Futures Contracts traded on the NYMEX are priced by floor brokers and other exchange members both through an “open outcry” of offers to purchase or sell the contracts and through an electronic, screen-based system that determines the price by matching electronically offers to purchase and sell.

Certain typical and significant characteristics of Futures Contracts are discussed below. Additional risks of investing in Futures Contracts are included in “What are the Risk Factors Involved with an Investment in USNG?”

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures Contracts include typical and significant characteristics. Most significantly, the CFTC and U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USNG is not) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S. futures exchanges, such as the NYMEX, limit the daily price fluctuation for Futures Contracts.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Futures Contract is 12,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts in natural gas. If USNG and the Related Public Funds exceed these accountability levels for investments in futures contracts for natural gas, the NYMEX will monitor USNG’s and the Related Public Funds’ exposure and ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USNG and the Related Public Funds. If deemed necessary by the NYMEX, it could also order USNG to reduce its position back to the accountability level. As of December 31, 2008, USNG and the Related Public Funds held 12,375 Benchmark Futures Contracts, all of which are traded on the NYMEX.

If the NYMEX orders USNG to reduce its position back to the accountability level, or to an accountability level that the NYMEX deems appropriate for USNG, such an accountability level may impact the mix of investments in Natural Gas Interests made by USNG. To illustrate, assume that the price of the Benchmark Futures Contract and the unit price of USNG are each $10, and that the NYMEX has determined that USNG may not own more than 10,000 natural gas Futures Contracts. In such case, USNG could invest up to $1 billion of its daily net assets in the Benchmark Futures Contract (i.e., $10 per contract multiplied by 10,000 (a Benchmark Futures Contract is a contract for 10,000 mmBtu multiplied by 10,000 contracts)) before reaching the accountability level imposed by the NYMEX. Once the daily net assets of the portfolio exceed $1 billion in the Benchmark Futures Contract, the portfolio may not be able to make any further investments in the Benchmark Futures Contract, depending on whether the NYMEX imposes limits. If the NYMEX does impose limits at the $1 billion level (or another level), USNG anticipates that it will invest the majority of its assets above that level in a mix of other Futures Contracts or Other Natural Gas-Related Investments.

In addition to accountability levels, the NYMEX imposes position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USNG will run up against such position limits because USNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract.

U.S. futures exchanges, including the NYMEX, also limit the amount of price fluctuation for Futures Contracts. For example, the NYMEX imposes a $3.00 per mmBtu ($30,000 per contract) price fluctuation limit for Benchmark Futures Contracts. This limit is initially based off the previous trading day’s settlement price. If any Benchmark Futures Contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes, it begins at the point where the limit was imposed and the limit is reset to be $3.00 per mmBtu in either direction of that point. If another halt were triggered, the market would continue to be expanded by $3.00 per mmBtu in either direction after each successive five-minute trading halt. There is no maximum price fluctuation limit during any one trading session.

USNG anticipates that to the extent it invests in Futures Contracts other than natural gas contracts (such as futures contracts for light, sweet crude oil, heating oil, and gasoline) and Other Natural Gas-Related Investments, it will enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such natural gas Futures Contracts and Other Natural Gas-Related Investments against the current Benchmark Futures Contract.

Examples of the position and price limits imposed are as follows:

Futures Contract	Position Accountability Levels and Limits	Maximum Daily Price Fluctuation
NYMEX Natural Gas (physically settled)	Any one month/all months: 12,000 net futures, but not to exceed 1,000 contracts in the last three days of trading in the spot month.
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

NYMEX Light, Sweet Crude Oil (physically settled)	Any one month: 10,000 net futures / all months: 20,000 net futures, but not to exceed 3,000 contracts in the last three days of trading in the spot month.
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

NYMEX Light, Sweet Crude Oil (financially settled)	Any one month: 20,000 net futures / all months: 20,000 net futures, but not to exceed 2,000 contracts in the last three days of trading in the spot month.	There is no maximum daily price fluctuation limit.

Futures Contract	Position Accountability Levels and Limits	Maximum Daily Price Fluctuation
ICE West Texas Intermediate (“WTI”) Crude Futures (financially settled)	Any one month: 10,000 net futures / all months: 20,000 net futures, but not to exceed 3,000 contracts in the last three days of trading in the spot month.	There is no maximum daily price fluctuation.
ICE Brent Crude Futures (physically settled)	There are no position limits.	There is no maximum daily price fluctuation limit.
NYMEX Heating Oil (physically settled)	Any one month/all months: 7,000 net futures, but not to exceed 1,000 contracts in the last three days of trading in the spot month.
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

NYMEX Gasoline (physically settled)	Any one month/all months: 7,000 net futures, but not to exceed 1,000 contracts in the last three days of trading in the spot month.
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

Price Volatility. Despite daily price limits, the price volatility of Futures Contracts generally has been historically greater than that for traditional securities such as stocks and bonds. Price volatility often is greater day-to-day as opposed to intra-day. Futures Contracts tend to be more volatile than stocks and bonds because price movements for natural gas are more currently and directly influenced by economic factors for which current data is available and are traded by natural gas futures traders throughout the day. These economic factors include changes in interest rates; governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies; weather and climate conditions; changing supply and demand relationships; changes in balances of payments and trade; U.S. and international rates of inflation; currency devaluations and revaluations; U.S. and international political and economic events; and changes in philosophies and emotions of market participants. Because USNG invests a significant portion of its assets in Futures Contracts, the assets of USNG, and therefore the prices of USNG units, may be subject to greater volatility than traditional securities.

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

The NYMEX is the world’s largest physical commodity futures exchange and the dominant market for the trading of energy and precious metals. The Benchmark Futures Contract trades in units of 10,000 mmBtu and is based on delivery at the Henry Hub in Louisiana, the nexus of 16 intra- and interstate natural gas pipeline systems that draw supplies from the region’s prolific gas deposits. The pipelines serve markets throughout the U.S. East Coast, the Gulf Coast, the Midwest, and up to the Canadian border. Because of the volatility of natural gas prices, a vigorous basis market has developed in the pricing relationships between the Henry Hub and other important natural gas market centers in the continental United States and Canada. The NYMEX makes available for trading a series of basis swap futures contracts that are quoted as price differentials between approximately 30 natural gas pricing points and the Henry Hub. The basis contracts trade in units of 2,500 mmBtu on the New York Mercantile Exchange ClearPort® trading platform. The New York Mercantile Exchange ClearPort® is an electronic trading platform through which a slate of energy futures contracts are available for competitive trading. Transactions can also be consummated off-NYMEX and submitted to the NYMEX for clearing via the NYMEX ClearPort® clearing website as an exchange of futures for physicals or an exchange of futures for swaps transactions.

Light, Sweet Crude Oil.  Crude oil is the world’s most actively traded commodity. The Futures Contracts for light, sweet crude oil that are traded on the NYMEX are the world’s most liquid forum for crude oil trading, as well as the world’s largest volume futures contract trading on a physical commodity. Due to the liquidity and price transparency of oil Futures Contracts, they are used as a principal international pricing benchmark. The Futures Contracts for light, sweet crude oil trade on the NYMEX in units of 1,000 U.S. barrels (42,000 gallons) and, if not closed out before maturity, will result in delivery of oil to Cushing, Oklahoma, which is also accessible to the international spot markets by two major interstate petroleum pipeline systems.

Demand for petroleum products by consumers, as well as agricultural, manufacturing and transportation industries, determines demand for crude oil by refiners. Since the precursors of product demand are linked to economic activity, crude oil demand will tend to reflect economic conditions. However, other factors such as weather also influence product and crude oil demand.

Crude oil supply is determined by both economic and political factors. Oil prices (along with drilling costs, availability of attractive prospects for drilling, taxes and technology, among other factors) determine exploration and development spending, which influence output capacity with a lag. In the short run, production decisions by the Organization of Petroleum Exporting Countries (“OPEC”) also affect supply and prices. Oil export embargoes and the current conflict in Iraq represent other routes through which political developments move the market. It is not possible to predict the aggregate effect of all or any combination of these factors.

Heating Oil. Heating oil, also known as No. 2 fuel oil, accounts for 25% of the yield of a barrel of crude oil, the second largest “cut” from oil after gasoline. The heating oil Futures Contract listed and traded on the NYMEX trades in units of 42,000 gallons (1,000 barrels) and is based on delivery in the New York harbor, the principal cash market center. The price of heating oil has historically been volatile.

Gasoline. Gasoline is the largest single volume refined product sold in the U.S. and accounts for almost half of national oil consumption. The gasoline Futures Contract listed and traded on the NYMEX trades in units of 42,000 gallons (1,000 barrels) and is based on delivery at petroleum products terminals in the New York harbor, the major East Coast trading center for imports and domestic shipments from refineries in the New York harbor area or from the Gulf Coast refining centers. The price of gasoline has historically been volatile.

Why Does USNG Purchase and Sell Futures Contracts?

USNG’s investment objective is to have the changes in percentage terms of the units’ NAV reflect the changes in percentage terms of the Benchmark Futures Contract, less USNG’s expenses. USNG invests primarily in Futures Contracts. USNG seeks to have its aggregate NAV approximate at all times the aggregate market value of the Futures Contracts (or Other Natural Gas-Related Investments) USNG holds.

Other than investing in Futures Contracts and Other Natural Gas-Related Investments, USNG only invests in assets to support these investments in Natural Gas Interests. At any given time, most of USNG’s investments are in Treasuries, cash and/or cash equivalents that serve as segregated assets supporting USNG’s positions in Futures Contracts and Other Natural Gas-Related Investments. For example, the purchase of a Futures Contract with a stated value of $10 million would not require USNG to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 10% of the stated value of the Futures Contract, would be required. To secure its Futures Contract obligations, USNG would deposit the required margin with the futures commission merchant and hold, through its Custodian, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9.5 million (assuming a 5% margin).

As a result of the foregoing, typically only 5% to 10% of USNG’s assets are held as margin in segregated accounts with the futures commission merchant. In addition to the Treasuries or cash it posts with the futures commission merchant for the Futures Contracts it owns, USNG holds, through the Custodian, Treasuries, cash and/or cash equivalents that can be posted as additional margin or as collateral to support its over-the-counter contracts. USNG earns interest income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian. USNG anticipates that the earned interest income will increase the NAV and limited partners’ capital contribution accounts. USNG reinvests the earned interest income, holds it in cash, or uses it to pay its expenses. If USNG reinvests the earned interest income, it will make investments that are consistent with its investment objectives.

What is the Flow of Units?

What are the Trading Policies of USNG?

Liquidity

USNG invests only in Futures Contracts and Other Natural Gas-Related Investments that are traded in sufficient volume to permit, in the opinion of the General Partner, ease of taking and liquidating positions in these financial interests.

Spot Commodities

While the Futures Contracts traded on the NYMEX can be physically settled, USNG does not intend to take or make physical delivery. USNG may from time to time trade in Other Natural Gas-Related Investments, including contracts based on the spot price of natural gas.

Leverage

The General Partner endeavors to have the value of USNG’s Treasuries, cash and/or cash equivalents, whether held by USNG or posted as margin or collateral, to at all times approximate the aggregate market value of USNG’s obligations under its Futures Contracts and Other Natural Gas-Related Investments.

Borrowings

Borrowings are not used by USNG, unless USNG is required to borrow money in the event of physical delivery, if USNG trades in cash commodities, or for short-term needs created by unexpected redemptions. USNG expects to have the value of its Treasuries, cash and/or cash equivalents whether held by USNG or posted as margin or collateral, at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Natural Gas-Related Investments. USNG has not established and does not plan to establish credit lines.

Pyramiding

USNG has not and will not employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

BBH&Co. is the registrar and transfer agent for the units. BBH&Co. is also the Custodian for USNG. In this capacity, BBH&Co. holds USNG’s Treasuries, cash and/or cash equivalents pursuant to a custodial agreement. In addition, in its capacity as Administrator for USNG, BBH&Co. performs certain administrative and accounting services for USNG and prepares certain U.S. Securities and Exchange Commission (the “SEC”) and CFTC reports on behalf of USNG. The General Partner pays BBH&Co. a fee for these services.

BBH&Co.’s principal business address is 50 Milk Street, Boston, MA 02109-3661. BBH&Co., a private bank founded in 1818, is not a publicly held company nor is it insured by the Federal Deposit Insurance Corporation. BBH&Co. is authorized to conduct a commercial banking business in accordance with the provisions of Article IV of the New York State Banking Law, New York Banking Law §§160–181, and is subject to regulation, supervision, and examination by the New York State Banking Department. BBH&Co. is also licensed to conduct a commercial banking business by the Commonwealths of Massachusetts and Pennsylvania and is subject to supervision and examination by the banking supervisors of those states.

USNG also employs ALPS Distributors, Inc. as a Marketing Agent. The General Partner pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of the General Partner for distribution-related services in connection with the offering of units exceed ten percent (10%) of the gross proceeds of the offering.

ALPS’s principal business address is 1290 Broadway, Suite 1100, Denver, CO  80203.  ALPS is the marketing agent for USNG. ALPS is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

USNG and the futures commission merchant, UBS Securities LLC (“UBS Securities”) have entered into an Institutional Futures Client Account Agreement. This Agreement requires UBS Securities to provide services to USNG in connection with the purchase and sale of natural gas interests that may be purchased or sold by or through UBS Securities for USNG’s account. USNG pays UBS Securities commissions for executing and clearing trades on behalf of USNG.

UBS Securities is not affiliated with USNG or the General Partner. Therefore, USNG does not believe that USNG has any conflicts of interest with UBS Securities or their trading principals arising from their acting as USNG’s futures commission merchant.

UBS Securities’s principal business address is 677 Washington Blvd, Stamford, CT 06901. UBS Securities is a futures clearing broker for USNG. UBS Securities is registered in the U.S. with FINRA as a broker-dealer and with the CFTC as a futures commission merchant. UBS Securities is a member of the NFA and various U.S. futures and securities exchanges.

UBS Securities will act only as clearing broker for USNG and as such will be paid commissions for executing and clearing trades on behalf of USNG. UBS Securities has not passed upon the adequacy or accuracy of this annual report on Form 10-K. UBS Securities neither will act in any supervisory capacity with respect to the General Partner nor participate in the management of USNG.

Currently, the General Partner does not employ commodity trading advisors.  If, in the future, the General Partner does employ commodity trading advisors, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

Fees of USNG
Fees and Compensation Arrangements with the General Partner and Non-Affiliated Service Providers*

Service Provider	Compensation Paid by the General Partner
Brown Brothers Harriman & Co., Custodian and Administrator
Minimum amount of $75,000 annually* for its custody, fund accounting and fund administration services rendered to all funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of USNG’s and the Related Public Funds’ combined net assets, (b) 0.0465% for USNG’s and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USNG’s and the Related Public Funds’ combined net assets exceed $1 billion.**

ALPS Distributors, Inc., Marketing Agent	0.06% on USNG’s assets up to $3 billion; 0.04% on USNG’s assets in excess of $3 billion.

*	The General Partner pays this compensation.
**
The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also will pay transaction charge fees to BBH&Co., ranging from $7.00 to $15.00 per transaction for the funds.

Compensation to the General Partner

Assets	Management Fee
First $1,000,000,000	0.60% of NAV
After the first $1,000,000,000	0.50% of NAV

Fees and Compensation Arrangements between USNG and Non-Affiliated Service Providers***

Service Provider	Compensation Paid by USNG
UBS Securities LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary
Non-Affiliated Brokers	Approximately 0.13% of assets

***	USNG pays this compensation.

New York Mercantile Exchange Licensing Fee****

Assets	Licensing Fee
First $1,000,000,000	0.04% of NAV
After the first $1,000,000,000	0.02% of NAV

****
Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. USNG is responsible for its pro rata share of the assets held by USNG and the Related Public Funds as well as other funds managed by the General Partner, including USSO and US12NG, when and if such funds commence operations.

Expenses Paid by USNG through December 31, 2008 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$5,613,585
Amount Paid in Portfolio Brokerage Commissions:	$1,218,485
Other Amounts Paid or Accrued:	$2,242,063
Total Expenses Paid or Accrued:	$9,074,133

Expenses Paid by USNG through December 31, 2008 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
General Partner	0.60% annualized
Portfolio Brokerage Commissions	0.13% annualized
Other Amounts Paid or Accrued	0.24% annualized
Total Expense Ratio	0.97% annualized

Form of Units

Registered Form. Units are issued in registered form in accordance with the LP Agreement. The Administrator has been appointed registrar and transfer agent for the purpose of transferring units in certificated form. The Administrator keeps a record of all limited partners and holders of the units in certificated form in the registry (the “Register”). The General Partner recognizes transfers of units in certificated form only if done in accordance with the LP Agreement. The beneficial interests in such units are held in book-entry form through participants and/or accountholders in the Depository Trust Company (“DTC”).

Book Entry. Individual certificates are not issued for the units. Instead, units are represented by one or more global certificates, which are deposited by the Administrator with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the units outstanding at any time. Unitholders are limited to (1) participants in DTC such as banks, brokers, dealers and trust companies (“DTC Participants”), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (“Indirect Participants”), and (3) those banks, brokers, dealers, trust companies and others who hold interests in the units through DTC Participants or Indirect Participants, in each case who satisfy the requirements for transfers of units. DTC Participants acting on behalf of investors holding units through such participants’ accounts in DTC will follow the delivery practice applicable to securities eligible for DTC’s Same-Day Funds Settlement System. Units are credited to DTC Participants’ securities accounts following confirmation of receipt of payment.

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

DTC has advised USNG that it takes any action permitted to be taken by a unitholder (including, without limitation, the presentation of a global certificate for exchange) only at the direction of one or more DTC Participants in whose account with DTC interests in global certificates are credited and only in respect of such portion of the aggregate principal amount of the global certificate as to which such DTC Participant or Participants has or have given such direction.

Transfer/Application Requirements. All purchasers of USNG’s units, and potentially any purchasers of units in the future, who wish to become limited partners or other record holders and receive cash distributions, if any, or have certain other rights, must deliver an executed transfer application in which the purchaser or transferee must certify that, among other things, he, she or it agrees to be bound by USNG’s LP Agreement and is eligible to purchase USNG’s securities. Each purchaser of units must execute a transfer application and certification. The obligation to provide the form of transfer application is imposed on the seller of units or, if a purchase of units is made through an exchange, the form may be obtained directly through USNG. Further, the General Partner may request each record holder to furnish certain information, including that record holder’s nationality, citizenship or other related status. A record holder is a unitholder that is, or has applied to be, a limited partner. An investor who is not a U.S. resident may not be eligible to become a record holder or one of USNG’s limited partners if that investor’s ownership would subject USNG to the risk of cancellation or forfeiture of any of USNG’s assets under any federal, state or local law or regulation. If the record holder fails to furnish the information or if the General Partner determines, on the basis of the information furnished by the holder in response to the request, that such holder is not qualified to become one of USNG’s limited partners, the General Partner may be substituted as a holder for the record holder, who will then be treated as a non-citizen assignee, and USNG will have the right to redeem those securities held by the record holder.

A transferee’s broker, agent or nominee may complete, execute and deliver a transfer application and certification. USNG may, at its discretion, treat the nominee holder of a unit as the absolute owner. In that case, the beneficial holder’s rights are limited solely to those that it has against the nominee holder as a result of any agreement between the beneficial owner and the nominee holder.

A person purchasing USNG’s existing units, who does not execute a transfer application and certify that the purchaser is eligible to purchase those securities acquires no rights in those securities other than the right to resell those securities. Whether or not a transfer application is received or the consent of the General Partner obtained, USNG’s units are securities and are transferable according to the laws governing transfers of securities.

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

•         agree to be bound by the terms and conditions of, and execute, USNG’s LP Agreement;

•         represent that such transferee has the capacity and authority to enter into USNG’s LP Agreement;

•         grant powers of attorney to USNG’s General Partner and any liquidator of us; and

•         make the consents and waivers contained in USNG’s LP Agreement.

An assignee will become a limited partner in respect of the transferred units upon the consent of USNG’s General Partner and the recordation of the name of the assignee on USNG’s books and records. Such consent may be withheld in the sole discretion of USNG’s General Partner.

If consent of the General Partner is withheld, such transferee shall be an assignee. An assignee shall have an interest in the partnership equivalent to that of a limited partner with respect to allocations and distributions, including, without limitation, liquidating distributions, of the partnership. With respect to voting rights attributable to units that are held by assignees, the General Partner shall be deemed to be the limited partner with respect thereto and shall, in exercising the voting rights in respect of such units on any matter, vote such units at the written direction of the assignee who is the record holder of such units. If no such written direction is received, such units will not be voted. An assignee shall have no other rights of a limited partner.

Until a unit has been transferred on USNG’s books, USNG and the transfer agent may treat the record holder of the unit as the absolute owner for all purposes, except as otherwise required by law or stock exchange regulations.

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

Calculating NAV

USNG’s NAV is calculated by:

•         Taking the current market value of its total assets; and

•         Subtracting any liabilities.

BBH&Co., the Administrator, calculates the NAV of USNG once each trading day. The NAV for a particular trading day is released after 4:15 p.m. New York time. It calculates the NAV as of the earlier of the close of the NYSE or 4:00 p.m. New York time. Trading on the NYSE Arca typically closes at 4:15 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts traded on the NYMEX, but determines the value of all other USNG investments as of the earlier of the close of the NYSE or 4:00 p.m. New York time in accordance with the current Administrative Agency Agreement among BBH&Co., USNG and the General Partner which is incorporated by reference into this annual report on Form 10-K.

In addition, in order to provide updated information relating to USNG for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the trading day an updated indicative fund value. The indicative fund value is calculated by using the prior day’s closing NAV per unit of USNG as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the Benchmark Futures Contract on the NYMEX. The prices reported for the active Benchmark Futures Contract month are adjusted based on the prior day’s spread differential between settlement values for that contract and the spot month contract. In the event that the spot month contract is also the active contract, the last sale price for the active contract is not adjusted. The indicative fund value unit basis disseminated during NYSE Arca trading hours should not be viewed as an actual real time update of the NAV, because the NAV is calculated only once at the end of each trading day.

The indicative fund value is disseminated on a per unit basis every 15 seconds during regular NYSE Arca trading hours of 9:30 a.m. New York time to 4:15 p.m. New York time. The normal trading hours of the NYMEX are 10:00 a.m. New York time to 2:30 p.m. New York time. This means that there is a gap in time at the beginning and the end of each day during which USNG’s units are traded on the NYSE Arca, but real-time NYMEX trading prices for futures contracts traded on the NYMEX are not available. As a result, during those gaps there will be no update to the indicative fund value.

The NYSE Arca disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of USNG units on the NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of USNG and the indicative fund value. If the market price of USNG units diverges significantly from the indicative fund value, market professionals will have an incentive to execute arbitrage trades. For example, if USNG appears to be trading at a discount compared to the indicative fund value, a market professional could buy USNG units on the NYSE Arca and sell short futures contracts. Such arbitrage trades can tighten the tracking between the market price of USNG and the indicative fund value and thus can be beneficial to all market participants.

In addition, other Futures Contracts, Other Natural Gas-Related Investments and Treasuries held by USNG are valued by the Administrator, using rates and points received from client approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments are not included in the indicative value. The indicative fund value is based on the prior day’s NAV and moves up and down according solely to changes in the price of the Benchmark Futures Contract.

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

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with the General Partner. The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by USNG, without the consent of any limited partner or unitholder or Authorized Purchaser. Authorized Purchasers pay a transaction fee of $1,000 to USNG for each order they place to create or redeem one or more baskets. Authorized Purchasers who make deposits with USNG in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USNG or the General Partner, and no such person will have any obligation or responsibility to the General Partner or USNG to effect any sale or resale of units. As of December 31, 2008, 7 Authorized Purchasers had entered into agreements with USNG to purchase Creation Baskets.

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

The following description of the procedures for the creation and redemption of baskets is only a summary and an investor should refer to the relevant provisions of the LP Agreement and the form of Authorized Purchaser Agreement for more detail, each of which is incorporated by reference into this annual report on Form 10-K.

Creation Procedures

On any business day, an Authorized Purchaser may place an order with the Marketing Agent to create one or more baskets. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the NYSE Arca, the NYMEX or the NYSE is closed for regular trading. Purchase orders must be placed by 12:00 p.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. The day on which the Marketing Agent receives a valid purchase order is the purchase order date.

By placing a purchase order, an Authorized Purchaser agrees to deposit Treasuries, cash, or a combination of Treasuries and cash with USNG, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Purchaser must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Purchasers may not withdraw a creation request.

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

Delivery of Required Deposits

An Authorized Purchaser who places a purchase order is responsible for transferring to USNG’s account with the Custodian the required amount of Treasuries and cash by the end of the third business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Purchaser’s DTC account on the third business day following the purchase order date. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of USNG shall be borne solely by the Authorized Purchaser.

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until 4:00 p.m. New York time on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. USNG’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

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

Redemption Procedures

The procedures by which an Authorized Purchaser can redeem one or more baskets mirror the procedures for the creation of baskets. On any business day, an Authorized Purchaser may place an order with the Marketing Agent to redeem one or more baskets. Redemption orders must be placed by 12:00 p.m. New York time or the close of regular trading on the NYSE, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the Marketing Agent. The redemption procedures allow Authorized Purchasers to redeem baskets and do not entitle an individual unitholder to redeem any units in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Purchaser. By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to USNG not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to USNG’s account at the Custodian the non-refundable transaction fee due for the redemption order. Authorized Purchasers may not withdraw a redemption request.

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

Suspension or Rejection of Redemption Orders

The General Partner may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca or the NYMEX is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the NYMEX is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as the General Partner determines to be necessary for the protection of the limited partners. For example, the General Partner may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of USNG’s assets at an appropriate value to fund a redemption. If the General Partner has difficulty liquidating its positions, e.g., because of a market disruption event in the futures markets, a suspension of trading by the exchange where the futures contracts are listed or an unanticipated delay in the liquidation of a position in an over the counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of the General Partner, the Marketing Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption orders must be made in whole baskets. The General Partner will reject a redemption order if the order is not in proper form as described in the Authorized Purchaser Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. The General Partner may also reject a redemption order if the number of units being redeemed would reduce the remaining outstanding units to 100,000 units (i.e., one basket) or less, unless the General Partner has reason to believe that the placer of the redemption order does in fact possess all the outstanding units and can deliver them.

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

Secondary Market Transactions

As noted, USNG will create and redeem units from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets will only be made in exchange for delivery to USNG or the distribution by USNG of the amount of Treasuries and cash represented by the baskets being created or redeemed, the amount of which will be based on the aggregate NAV of the number of units included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

As discussed above, Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Purchaser is under no obligation to create or redeem baskets, and an Authorized Purchaser is under no obligation to offer to the public units of any baskets it does create. Authorized Purchasers that do offer to the public units from the baskets they create will do so at per-unit offering prices that are expected to reflect, among other factors, the trading price of the units on the NYSE Arca, the NAV of USNG at the time the Authorized Purchaser purchased the Creation Baskets and the NAV of the units at the time of the offer of the units to the public, the supply of and demand for units at the time of sale, and the liquidity of the Futures Contract market and the market for Other Natural Gas-Related Investments. The prices of units offered by Authorized Purchasers are expected to fall between USNG’s NAV and the trading price of the units on the NYSE Arca at the time of sale. Units initially comprising the same basket but offered by Authorized Purchasers to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Purchaser on behalf of multiple clients. Authorized Purchasers who make deposits with USNG in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USNG or the General Partner, and no such person has any obligation or responsibility to the General Partner or USNG to effect any sale or resale of units. Units are expected to trade in the secondary market on the NYSE Arca. Units may trade in the secondary market at prices that are lower or higher relative to their NAV per unit. The amount of the discount or premium in the trading price relative to the NAV per unit may be influenced by various factors, including the number of investors who seek to purchase or sell units in the secondary market and the liquidity of the Futures Contracts market and the market for Other Natural Gas-Related Investments. While the units trade on the NYSE Arca until 4:15 p.m. New York time, liquidity in the market for Futures Contracts and Other Natural Gas-Related Investments may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the units may widen.

Prior Performance of USNG

USNG’s units began trading on the American Stock Exchange (the “AMEX”) on April 18, 2007 and are offered on a continuous basis. As a result of the acquisition of the AMEX by NYSE Euronext, USNG’s units commenced trading on the NYSE Arca on November 25, 2008. As of December 31, 2008, the total amount of money raised by USNG from Authorized Purchasers was $4,150,671,803; the total number of Authorized Purchasers was 7; the number of baskets purchased by Authorized Purchasers was 1,077; and the aggregate amount of units purchased was 107,700,000. For more information on the performance of USNG, see the Performance Tables below.

Since its initial offering of 30,000,000 units, USNG has made three subsequent offerings of its units: 50,000,000 units which were registered with the SEC on November 21, 2007, 30,000,000 units which were registered with the SEC on May 1, 2008 and an additional 100,000,000 units which were registered with the SEC on August 28, 2008. Units offered by USNG in subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of December 31, 2008, USNG had issued 107,700,000 units, 29,900,000 of which were outstanding. As of December 31, 2008, there were 72,300,000 units registered but not yet issued.

Since the offering of USNG units to the public on April 17, 2007 to December 31, 2008, the simple average daily change in its benchmark futures contract was -0.507%, while the simple average daily change in the NAV of USNG over the same time period was -0.505%. The average daily difference was -0.002% (or -0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was 0.346%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Experience in Raising and Investing in Funds through December 31, 2008

Dollar Amount Offered*:	$7,631,500,000

Dollar Amount Raised:	$4,150,671,803

Organizational and Offering Expenses**:
SEC registration fee:	$340,557
FINRA registration fee:	$226,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$206,850
Legal fees and expenses:	$686,695
Printing expenses:	$56,130

Length of offering:	Continuous
——————
*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**
Amounts are for organizational and offering expenses incurred in connection with offerings from April 18, 2007 through December 31, 2008. Through April 18, 2007, these expenses were paid for by the General Partner. Following April 18, 2007, USNG has borne the expenses related to the offering of its units.

Expenses Paid by USNG through December 31, 2008 in dollar terms:

Expenses	Amount in Dollar Terms
Amount Paid to General Partner in USNG Offering:	$5,613,585
Amount Paid in Portfolio Brokerage Commissions in USNG Offering:	$1,218,485
Other Amounts Paid in USNG Offering:	$2,242,063
Total Expenses Paid in USNG Offering:	$9,074,133

Compensation to the General Partner and Other Compensation

Expenses in USNG Offering:	Amount As a Percentage of Average Daily Net Assets
Amount Paid to General Partner in USNG Offering:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions in USNG Offering:	0.13% annualized
Other Amounts Paid in USNG Offering:	0.24% annualized
Total Expenses Paid in USNG Offering:	0.97% annualized

USNG Performance:
Name of Commodity Pool:	USNG
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 18, 2007
Aggregate Subscriptions (from inception through December 31, 2008):	$4,150,671,803
Total Net Assets as of December 31, 2008:	$695,714,510*
Initial NAV Per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2008:	$23.27
Worst Monthly Percentage Draw-down:	July 2008 (32.13)%
Worst Peak-to-Valley Draw-down:	June 2008 – December 2008 (62.86)%
——————
* Inclusive of transactions recorded on a trade date + 1 basis.

COMPOSITE PERFORMANCE DATA FOR USNG

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return
Month	2007	2008
January	–	8.87%
February	–	15.87%
March	–	6.90%
April	4.30%*	6.42%
May	(0.84)%	6.53%
June	(15.90)%	13.29%
July	(9.68)%	(32.13)%
August	(13.37)%	(13.92)%
September	12.28%	(9.67)%
October	12.09%	(12.34)%
November	(16.16)%	(6.31)%
December	0.75%	(14.32)%
Annual Rate of Return	(27.64)%	(35.68)%
___________
*	Partial from April 18, 2007

Terms Used in Performance Tables

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

Prior Performance of the Related Public Funds

The General Partner is also currently the general partner of the Related Public Funds. Each of the General Partner and the Related Public Funds is located in California.

USOF is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USOF is to have the changes in percentage terms of its units’ NAV reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil traded on the NYMEX, less USOF’s expenses. USOF’s units began trading on April 10, 2006 and are offered on a continuous basis. USOF invests in a mixture of listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents. As of December 31, 2008, the total amount of money raised by USOF from its authorized purchasers was $18,578,175,328; the total number of authorized purchasers of USOF was 14; the number of baskets purchased by authorized purchasers of USOF was 2,923; and the aggregate amount of units purchased was 292,300,000. USOF employs an investment strategy in its operations that is similar to the investment strategy of USNG, except that its benchmark is the near month contract to expire for light, sweet crude oil delivered to Cushing, Oklahoma.

Since the offering of USOF units to the public on April 10, 2006 to December 31, 2008, the simple average daily change in its benchmark oil futures contract was -0.074%, while the simple average daily change in the NAV of USOF over the same time period was -0.066%. The average daily difference was 0.008% (or 0.8 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark oil futures contract, the average error in daily tracking by the NAV was 2.345%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

US12OF is a commodity pool and issues units traded on the NYSE Arca. The investment objective of US12OF is to have the changes in percentage terms of its units’ NAV reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on light, sweet crude oil traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12OF’s expenses. US12OF’s units began trading on December 6, 2007 and are offered on a continuous basis. US12OF invests in a mixture of listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents. As of December 31, 2008, the total amount of money raised by US12OF from its authorized purchasers was $23,231,434; the total number of authorized purchasers of US12OF was 2; the number of baskets purchased by authorized purchasers of US12OF was 5; and the aggregate amount of units purchased was 500,000. US12OF employs an investment strategy in its operations that is similar to the investment strategy of USNG, except that its benchmark is the average of the prices of the near month contract to expire and the following eleven months contracts for light, sweet crude oil delivered to Cushing, Oklahoma.

Since the offering of US12OF units to the public on December 6, 2007 to December 31, 2008, the simple average daily change in its benchmark oil futures contract was -0.315%, while the simple average daily change in the NAV of US12OF over the same time period was -0.323%. The average daily difference was 0.007% (or 0.7 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark oil futures contract, the average error in daily tracking by the NAV was 0.024%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

UGA is a commodity pool and issues units traded on the NYSE Arca. The investment objective of UGA is to have the changes in percentage terms of its units’ NAV reflect the changes in percentage terms in the price of unleaded gasoline for delivery to the New York harbor, as measured by the changes in the price of the futures contract on gasoline traded on the NYMEX, less UGA’s expenses. UGA may invest in a mixture of listed gasoline futures contracts, other non-listed gasoline related investments, Treasuries, cash and cash equivalents. UGA’s units began trading on February 26, 2008 and are offered on a continuous basis. As of December 31, 2008, the total amount of money raised by UGA from its authorized purchasers was $46,114,901; the total number of authorized purchasers of UGA was 4; the number of baskets purchased by authorized purchasers of UGA was 13; and the aggregate amount of units purchased was 1,300,000. UGA employs an investment strategy in its operations that is similar to the investment strategy of USNG, except that its benchmark is the near month contract for unleaded gasoline delivered to the New York harbor.

Since the offering of UGA units to the public on February 26, 2008 to December 31, 2008, the simple average daily change in its benchmark futures contract was -0.386%, while the simple average daily change in the NAV of UGA over the same time period was -0.383%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was -0.605%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USHO is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USHO is to have the changes in percentage terms of its units’ NAV reflect the changes in percentage terms of the price of heating oil for delivery to the New York harbor, as measured by the changes in the price of the futures contract on heating oil traded on the NYMEX, less USHO’s expenses. USHO may invest in a mixture of listed heating oil futures contracts, other non-listed heating oil-related investments, Treasuries, cash and cash equivalents. USHO’s units began trading on April 9, 2008 and are offered on a continuous basis. As of December 31, 2008, the total amount of money raised by USHO from its authorized purchasers was $17,556,271; the total number of authorized purchasers of USHO was 4; the number of baskets purchased by authorized purchasers of USHO was 4; and the aggregate amount of units purchased was 400,000. USHO employs an investment strategy in its operations that is similar to the investment strategy of USNG, except that its benchmark is the near month contract for heating oil delivered to the New York harbor.

Since the offering of USHO units to the public on April 9, 2008 to December 31, 2008, the simple average daily change in its benchmark futures contract was -0.720%, while the simple average daily change in the NAV of USHO over the same time period was -0.715%. The average daily difference was -0.005% (or -0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was -0.681%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The General Partner has filed a registration statement for two other exchange traded security funds, USSO and US12NG. The investment objective of USSO would be to have the changes in percentage terms of its units’ NAV to inversely reflect the changes in the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in percentage terms of the price of the futures contract on light, sweet crude oil as traded on the NYMEX. The investment objective of US12NG would be to have the changes in percentage terms of its units’ NAV reflect the changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts.

There are significant differences between investing in USNG and the Related Public Funds and investing directly in the futures market. The General Partner’s results with USNG and the Related Public Funds may not be representative of results that may be experienced with a fund directly investing in futures contracts or other managed funds investing in futures contracts. Moreover, given the different investment objectives of USNG and the Related Public Funds, the performance of USNG may not be representative of results that may be experienced by the other Related Public Funds. For more information on the performance of the Related Public Funds, see the Performance Tables below.

USOF:

Experience in Raising and Investing in Funds through December 31, 2008
PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered in USOF Offering*:	$23,384,630,000
Dollar Amount Raised in USOF Offering:
Organizational and Offering Expenses**:	$18,578,175,328
SEC registration fee:	$1,522,485
FINRA registration fee:	$528,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$193,350
Legal fees and expenses:	$1,506,565
Printing expenses:	$292,126

Length of USOF Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**
Amounts are for organizational and offering expenses incurred in connection with the offerings from April 10, 2006 through December 31, 2008. Through December 31, 2006, these expenses were paid for by an affiliate of the General Partner in connection with the initial public offering. Following December 31, 2006, USOF has borne the expenses related to the offering of its units.

Compensation to the General Partner and Other Compensation

Expenses paid by USOF through December 31, 2008 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner in USOF Offering:	$9,141,311
Amount Paid in Portfolio Brokerage Commissions in USOF Offering:	$3,271,301
Other Amounts Paid in USOF Offering:	$4,002,391
Total Expenses Paid in USOF Offering:	$16,415,003

Expenses paid by USOF through December 31, 2008 as a Percentage of Average Daily Net Assets:

Expenses in USOF Offering:	Amount As a Percentage of Average Daily Net Assets
Amount Paid to General Partner in USOF Offering:	0.48% annualized
Amount Paid in Portfolio Brokerage Commissions in USOF Offering:	0.17% annualized
Other Amounts Paid in USOF Offering:	0.21% annualized
Total Expenses Paid in USOF Offering:	0.86% annualized

USOF Performance:
Name of Commodity Pool:	USOF
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 10, 2006
Aggregate Subscriptions (from inception through December 31, 2008):	$18,578,175,328
Total Net Assets as of December 31, 2008:	$2,569,623,931*
Initial NAV per Unit as of Inception:	$67.39
NAV per Unit as of December 31, 2008:	$34.31
Worst Monthly Percentage Draw-down:	October 2008 (31.57)%
Worst Peak-to-Valley Draw-down:	June 2008 – December 2008 (69.72)%

COMPOSITE PERFORMANCE DATA FOR USOF

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return
Month	2006	2007	2008
January	–	(6.55)%	(4.00)%
February	–	5.63%	11.03%
March	–	4.61%	0.63%
April	3.47%*	(4.26)%	12.38%
May	(2.91)%	(4.91)%	12.80%
June	3.16%	9.06%	9.90%
July	(0.50)%	10.57%	(11.72)%
August	(6.97)%	(4.95)%	(6.75)%
September	(11.72)%	12.11%	(12.97)%
October	(8.45)%	16.98%	(31.57)%
November	4.73%	(4.82)%	(20.65)%
December	(5.21)%	8.67%	(22.16)%
Annual Rate of Return	(23.03)%	46.17%	(54.75)%

*         Partial from April 10, 2006

US12OF:

Experience in Raising and Investing in Funds through December 31, 2008
PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered in US12OF Offering*:	$550,000,000
Dollar Amount Raised in US12OF Offering:	$23,232,434
Organizational and Offering Expenses**:
SEC registration fee:	$16,885
FINRA registration fee:	$75,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$35,700
Legal fees and expenses:	$213,235
Printing expenses:	$23,755

Length of US12OF Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by the General Partner.

Compensation to the General Partner and Other Compensation

Expenses paid by US12OF through December 31, 2008 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner in US12OF Offering:	$57,977
Amount Paid in Portfolio Brokerage Commissions in US12OF Offering:	$3,217
Other Amounts Paid in US12OF Offering:	$119,032
Total Expenses Paid in US12OF Offering:	$180,226
Expenses Waived in US12OF Offering*:	$(97,019)
Net Expenses Paid or Accrued in US12OF Offering*:	$83,207

*
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of US12OF’s NAV, on an annualized basis, through December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years.

Expenses paid by US12OF through December 31, 2008 as a Percentage of Average Daily Net Assets:

Expenses in US12OF Offering:	Amount As a Percentage of Average Daily Net Assets
Amount Paid to General Partner in US12OF Offering:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions in US12OF Offering:	0.03% annualized
Other Amounts Paid in US12OF Offering:	1.23% annualized
Total Expenses Paid in US12OF Offering:	1.86% annualized
Expenses Waived in US12OF Offering:	(1.00)% annualized
Net Expenses Paid in US12OF Offering:	0.86% annualized

US12OF Performance:
Name of Commodity Pool:	US12OF
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	December 6, 2007
Aggregate Subscriptions (from inception through December 31, 2008):	$23,231,434
Total Net Assets as of December 31, 2008:	$6,247,578
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2008:	$31.24
Worst Monthly Percentage Draw-down:	October 2008 (29.59)%
Worst Peak-to-Valley Draw-down:	June 2008 – December 2008 (62.83)%

COMPOSITE PERFORMANCE DATA FOR US12OF

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return
Month	2007		2008
January	–		(2.03)%
February	–		10.48%
March	–		(0.66)%
April	–		11.87%
May	–		15.47%
June	–		11.59%
July	–		(11.39)%
August	–		(6.35)%
September	–		(13.12)%
October	–		(29.59)%
November	–		(16.17)%
December	8.46	%*	(12.66)%
Annual Rate of Return	8.46%		(42.39)%

 *         Partial from December 6, 2007

UGA:

Experience in Raising and Investing in Funds through December 31, 2008
PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered in UGA Offering*:	$1,500,000
Dollar Amount Raised in UGA Offering:	$46,115,901
Organizational and Offering Expenses**:
SEC registration fee:	$58,520
FINRA registration fee:	$75,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$2,500
Legal fees and expenses:	$117,891
Printing expenses:	$31,867

Length of UGA Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by the General Partner.

Compensation to the General Partner and Other Compensation

Expenses paid by UGA through December 31, 2008 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner in UGA Offering:	$97,932
Amount Paid in Portfolio Brokerage Commissions in UGA Offering:	$16,173
Other Amounts Paid in UGA Offering:	$158,773
Total Expenses Paid in UGA Offering:	$272,878
Expenses Waived in UGA Offering*:	$(126,348)
Net Expenses Paid or Accrued*:	$146,530

*
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years.

Expenses paid by UGA through December 31, 2008 as a Percentage of Average Daily Net Assets:

Expenses in UGA Offering:	Amount As a Percentage of Average Daily Net Assets
Amount Paid to General Partner in UGA Offering:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions in UGA Offering:	0.10% annualized
Other Amounts Paid in UGA Offering:	0.97% annualized
Total Expenses Paid in UGA Offering:	1.67% annualized
Expenses Waived in UGA Offering:	(0.77)% annualized
Net Expenses Paid or Accrued in UGA Offering:	0.90% annualized

UGA Performance:
Name of Commodity Pool:	UGA
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	February 26, 2008
Aggregate Subscriptions (from inception through December 31, 2008):	$46,114,901
Total Net Assets as of December 31, 2008:	$20,209,419
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2008:	$20.21
Worst Monthly Percentage Draw-down:	October 2008 (38.48%)
Worst Peak-to-Valley Draw-down:	June 2008 – December 2008 (69.02%)

COMPOSITE PERFORMANCE DATA FOR UGA

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Rates of return
Month	2008
January	–
February	(0.56) %*
March	(2.39)%
April	10.94%
May	15.60%
June	4.80%
July	(12.79)%
August	(3.88)%
September	(9.36)%
October	(38.48)%
November	(21.35)%
December	(15.72)%
Annual Rate of Return	(59.58)%

*         Partial from February 26, 2008

USHO:

Experience in Raising and Investing in Funds through December 31, 2008
PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered in USHO Offering*:	$500,000
Dollar Amount Raised in USHO Offering:	$17,556,271
Organizational and Offering Expenses**:
SEC registration fee:	$19,220
FINRA registration fee:	$50,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$2,500
Legal fees and expenses:	$126,859
Printing expenses:	$21,255

Length of USHO Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by the General Partner.

Compensation to the General Partner and Other Compensation

Expenses paid by USHO through December 31, 2008 in dollar terms (unaudited):

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner in USHO Offering:	$52,791
Amount Paid in Portfolio Brokerage Commissions in USHO Offering:	$7,700
Other Amounts Paid in USHO Offering:	$104,989
Total Expenses Paid in USHO Offering:	$165,480
Expenses Waived in USHO Offering*:	$(87,698)
Net Expenses Paid or Accrued in USHO Offering*:	$77,782

*
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through December 31, 2008. The General Partner has no obligation to continue such payment into subsequent years.

Expenses paid by USHO through December 31, 2008 as a Percentage of Average Daily Net Assets:

Expenses in USHO Offering:	Amount As a Percentage of Average Daily Net Assets
Amount Paid to General Partner in USHO Offering:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions in USHO Offering:	0.09% annualized
Other Amounts Paid in USHO Offering:	1.19% annualized
Total Expenses Paid in USHO Offering:	1.88% annualized
Expenses Waived in USHO Offering:	(1.00)% annualized
Net Expenses Paid in USHO Offering:	0.88% annualized

USHO Performance:
Name of Commodity Pool:	USHO
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 8, 2008
Aggregate Subscriptions (from inception through December 31, 2008):	$17,556,271
Total Net Assets as of December 31, 2008:	$4,387,898
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2008:	$21.94
Worst Monthly Percentage Draw-down:	October 2008 (28.63)%
Worst Peak-to-Valley Draw-down:	June 2008 – December 2008 (65.25)%

COMPOSITE PERFORMANCE DATA FOR USHO

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Rates of return
Month	2008
January	–
February	–
March	–
April	2.84%*
May	15.93%
June	5.91%
July	(12.18)%
August	(8.41)%
September	(9.77)%
October	(28.63)%
November	(18.38)%
December	(17.80)%
Annual Rate of Return	(56.12)%

*         Partial from April 8, 2008

Other Related Commodity Trading and Investment Management Experience

Ameristock Corporation is an affiliate of the General Partner and it is a California-based registered investment advisor registered under the Investment Advisers Act of 1940, as amended, that has been sponsoring and providing portfolio management services to mutual funds since 1995. Ameristock Corporation is the investment adviser to the Ameristock Mutual Fund, Inc., a mutual fund registered under the Investment Company Act of 1940, as amended (the “1940 Act”) that focuses on large cap U.S. equities that has approximately $188,835,336 in assets as of December 31, 2008. Ameristock Corporation was also the investment advisor to the Ameristock ETF Trust, an open-end management investment company registered under the 1940 Act that consists of five separate investment portfolios, each of which seeks investment results, before fees and expenses, that correspond generally to the price and yield performance of a particular U.S. Treasury securities index owned and compiled by Ryan Holdings LLC and Ryan ALM, Inc. The Ameristock ETF Trust has liquidated its investment portfolios and is in the process of winding up its affairs.

Investments

The General Partner applies substantially all of USNG’s assets toward trading in Futures Contracts and Other Natural Gas-Related Investments, Treasuries, cash and/or cash equivalents. The General Partner has sole authority to determine the percentage of assets that are:

•         held on deposit with the futures commission merchant or other custodian,

•         used for other investments, and

•         held in bank accounts to pay current obligations and as reserves.

The General Partner deposits substantially all of USNG’s net assets with the futures commission merchant or other custodian for trading. When USNG purchases a Futures Contract and certain exchange traded Other Natural Gas-Related Investments, USNG is required to deposit with the selling futures commission merchant on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under natural gas interests at maturity. This deposit is known as “margin.” USNG invests the remainder of its assets equal to the difference between the margin deposited and the market value of the futures contract in Treasuries, cash and/or cash equivalents.

USNG’s assets are held in segregated accounts pursuant to the CEA and CFTC regulations. The General Partner believes that all entities that hold or trade USNG’s assets are based in the United States and are subject to United States regulations.

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

The Commodity Interest Markets

General

The CEA governs the regulation of commodity interest transactions, markets and intermediaries. In December 2000, the CEA was amended by the Commodity Futures Modernization Act of 2000 (the “CFMA”), which substantially revised the regulatory framework governing certain commodity interest transactions and the markets on which they trade. The CEA, as amended by the CFMA, now provides for varying degrees of regulation of commodity interest transactions depending upon the variables of the transaction. In general, these variables include (1) the type of instrument being traded (e.g., contracts for future delivery, options, swaps or spot contracts), (2) the type of commodity underlying the instrument (distinctions are made between instruments based on agricultural commodities, energy and metals commodities and financial commodities), (3) the nature of the parties to the transaction (retail, eligible contract participant, or eligible commercial entity), (4) whether the transaction is entered into on a principal-to-principal or intermediated basis, (5) the type of market on which the transaction occurs, and (6) whether the transaction is subject to clearing through a clearing organization. Information regarding commodity interest transactions, markets and intermediaries, and their associated regulatory environment, is provided below.

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

The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying of commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. The difference between the price at which the futures contract is purchased or sold and the price paid for the offsetting sale or purchase, after allowance for brokerage commissions, constitutes the profit or loss to the trader. Some futures contracts, such as stock index contracts, settle in cash (reflecting the difference between the contract purchase/sale price and the contract settlement price) rather than by delivery of the underlying commodity.

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

Options on Futures Contracts

Options on futures contracts are standardized contracts traded on an exchange. An option on futures contract gives the buyer of the option the right, but not the obligation, to take a position at a specified price (the striking, strike, or exercise price) in the underlying futures contract or underlying interest. The buyer of a call option acquires the right, but not the obligation, to purchase or take a long position in the underlying interest, and the buyer of a put option acquires the right, but not the obligation, to sell or take a short position in the underlying interest.

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

Participants

The two broad classes of persons who trade commodities are hedgors and speculators. Hedgors include financial institutions that manage or deal in interest rate-sensitive instruments, foreign currencies or stock portfolios, and commercial market participants, such as farmers and manufacturers, that market or process commodities. Hedging is a protective procedure designed to effectively lock in prices that would otherwise change due to an adverse movement in the price of the underlying commodity, for example, the adverse price movement between the time a merchandiser or processor enters into a contract to buy or sell a raw or processed commodity at a certain price and the time he must perform the contract. In such a case, at the time the hedgor contracts to physically sell the commodity at a future date he will simultaneously buy a futures or forward contract for the necessary equivalent quantity of the commodity. At the time for performance of the contract, the hedgor may accept delivery under his futures contract and sell the commodity quantity as required by his physical contract or he may buy the actual commodity, sell if under the physical contract and close out his position by making an offsetting sale of a futures contract.

The commodity interest markets enable the hedgor to shift the risk of price fluctuations. The usual objective of the hedgor is to protect the profit that he expects to earn from farming, merchandising, or processing operations rather than to profit from his trading. However, at times the impetus for a hedge transaction may result in part from speculative objectives, and hedgors can end up paying higher prices than they would have, for example, if current market prices are lower than the locked in price.

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

Futures Exchanges and Clearing Organizations

Futures exchanges provide centralized market facilities in which multiple persons have the ability to execute or trade contracts by accepting bids and offers from multiple participants. Futures exchanges may provide for execution of trades at a physical location utilizing trading pits and/or may provide for trading to be done electronically through computerized matching of bids and offers pursuant to various algorithms. Members of a particular exchange and the trades executed on such exchanges are subject to the rules of that exchange. Futures exchanges and clearing organizations are given reasonable latitude in promulgating rules and regulations to control and regulate their members. Examples of regulations by exchanges and clearing organizations include the establishment of initial margin levels, rules regarding trading practices, contract specifications, speculative position limits, daily price fluctuation limits, and execution and clearing fees.

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

A derivatives transaction execution facility (a “DTEF”), is a new type of exchange that is subject to fewer regulatory requirements than a designated contract market but is subject to both commodity interest and participant limitations. DTEFs limit access to eligible traders that qualify as either eligible contract participants or eligible commercial entities for futures and option contracts on commodities that have a nearly inexhaustible deliverable supply, are highly unlikely to be susceptible to the threat of manipulation, or have no cash market, security futures products, and futures and option contracts on commodities that the CFTC may determine, on a case-by-case basis, are highly unlikely to be susceptible to the threat of manipulation. In addition, certain commodity interests excluded or exempt from the CEA, such as swaps, etc. may be traded on a DTEF. There is no requirement that a DTEF use a clearing organization, except with respect to trading in security futures contracts, in which case the clearing organization must be a securities clearing agency. However, if futures contracts and options on futures contracts on a DTEF are cleared, then it must be through a CFTC-registered derivatives clearing organization, except that some excluded or exempt commodities traded on a DTEF may be cleared through a clearing organization other than one registered with the CFTC.

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

An electronic trading facility is a new form of trading platform that operates by means of an electronic or telecommunications network and maintains an automated audit trail of bids, offers, and the matching of orders or the execution of transactions on the electronic trading facility. The CEA does not apply to, and the CFTC has no jurisdiction over, transactions on an electronic trading facility in certain excluded commodities that are entered into between principals that qualify as eligible contract participants, subject only to CFTC anti-fraud and anti-manipulation authority. In general, excluded commodities include interest rates, currencies, securities, securities indices or other financial, economic or commercial indices or measures.

The General Partner intends to monitor the development of and opportunities and risks presented by the new less-regulated exchanges and exempt boards as well as other trading platforms currently in place or that are being considered by regulators and may, in the future, allocate a percentage of USNG’s assets to trading in products on these exchanges. Provided USNG maintains assets exceeding $5 million, USNG would qualify as an eligible contract participant and thus would be able to trade on such exchanges.

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

Accountability Levels and Position Limits

The CFTC and U.S. designated contract markets have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than a hedgor, which USNG is not) may hold, own or control. Among the purposes of accountability levels and position limits is to prevent a corner or squeeze on a market or undue influence on prices by any single trader or group of traders. The position limits currently established by the CFTC apply to certain agricultural commodity interests, such as grains (oats, barley, and flaxseed), soybeans, corn, wheat, cotton, eggs, rye, and potatoes, but not to interests in energy products. In addition, U.S. exchanges may set accountability levels and position limits for all commodity interests traded on that exchange. For example, the current accountability level for investments at any one time in Futures Contracts for natural gas (including investments in the Benchmark Futures Contract) on the NYMEX is 12,000 contracts for one month and 12,000 contracts for all months. The NYMEX also imposes position limits on contracts held in the last few days of trading in the near month contract to expire. Certain exchanges or clearing organizations also set limits on the total net positions that may be held by a clearing broker. In general, no position limits are in effect in forward or other over-the-counter contract trading or in trading on non-U.S. futures exchanges, although the principals with which USNG and the clearing brokers may trade in such markets may impose such limits as a matter of credit policy. For purposes of determining accountability levels and position limits, USNG’s commodity interest positions will not be attributable to investors in their own commodity interest trading.

Daily Price Limits

Most U.S. futures exchanges (but generally not non-U.S. exchanges) may limit the amount of fluctuation in some futures contract or options on a futures contract prices during a single trading day by regulations. These regulations specify what are referred to as daily price fluctuation limits or, more commonly, daily limits. The daily limits establish the maximum amount that the price of a futures or options on futures contract may vary either up or down from the previous day’s settlement price. Once the daily limit has been reached in a particular futures or options on futures contract, no trades may be made at a price beyond the limit. Positions in the futures or options contract may then be taken or liquidated, if at all, only at inordinate expense or if traders are willing to effect trades at or within the limit during the period for trading on such day. Because the daily limit rule governs price movement only for a particular trading day, it does not limit losses and may in fact substantially increase losses because it may prevent the liquidation of unfavorable positions. Futures contract prices have occasionally moved to the daily limit for several consecutive trading days, thus preventing prompt liquidation of positions and subjecting the trader to substantial losses for those days. The concept of daily price limits is not relevant to over-the-counter contracts, including forwards and swaps, and thus such limits are not imposed by banks and others who deal in those markets.

In contrast, the NYMEX does not impose daily limits but rather limits the amount of price fluctuation for Futures Contracts. For example, the NYMEX imposes a $3.00 per mmBtu ($30,000 per contract) price fluctuation limit for the Benchmark Futures Contract. This limit is initially based off the previous trading day’s settlement price. If any Benchmark Futures Contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $3.00 per mmBtu in either direction of that point. If another halt were triggered, the market would continue to be expanded by $3.00 per mmBtu in either direction after each successive five-minute trading halt. There is no maximum price fluctuation limit during any one trading session.

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

SEC Reports

USNG makes available, free of charge, on its website, its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. These reports are also available from the SEC though its website at:  www.sec.gov.

CFTC Reports

USNG also makes available its monthly reports and its annual reports required to be prepared and filed with the NFA under the CFTC regulations.

Item 1A.   Risk Factors.

The risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and USNG’s financial statements and the related notes.

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

While it is expected that the trading prices of the units will fluctuate in accordance with changes in USNG’s NAV, the prices of units may also be influenced by other factors, including the short-term supply and demand for natural gas and the units. There is no guarantee that the units will not trade at appreciable discounts from, and/or premiums to, USNG’s NAV. This could cause changes in the price of the units to substantially vary from changes in the spot price of natural gas. This may be harmful to investors because if changes in the price of units vary substantially from changes in the spot price of natural gas, then investors may not be able to effectively use USNG as a way to hedge the risk of losses in their natural gas-related transactions or as a way to indirectly invest in natural gas.

Changes in USNG’s NAV may not correlate with changes in the price of the Benchmark Futures Contract. If this were to occur, investors  may not be able to effectively use USNG as a way to hedge against natural gas-related losses or as a way to indirectly invest in natural gas.

The General Partner endeavors to invest USNG’s assets as fully as possible in short-term Futures Contracts and Other Natural Gas-Related Investments so that the changes in percentage terms of the NAV closely correlate with the changes in percentage terms in the price of the Benchmark Futures Contract. However, changes in USNG’s NAV may not correlate with the changes in the price of the Benchmark Futures Contract for several reasons as set forth below:

•
USNG (i) may not be able to buy/sell the exact amount of Futures Contracts and Other Natural Gas-Related Investments to have a perfect correlation with NAV; (ii) may not always be able to buy and sell Futures Contracts or Other Natural Gas-Related Investments at the market price; (iii) may not experience a perfect correlation between the spot price of natural gas and the underlying investments in Futures Contracts, Other Natural Gas-Related Investments and Treasuries, cash and/or cash equivalents; and (iv) is required to pay fees, including brokerage fees and the management fee, which will have an effect on the correlation.

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

•
USNG plans to buy only as many Futures Contracts and Other Natural Gas-Related Investments that it can to get the changes in percentage terms of the NAV as close as possible to the changes in percentage terms in the price of the Benchmark Futures Contract. The remainder of its assets will be invested in Treasuries, cash and/or cash equivalents and will be used to satisfy initial margin and additional margin requirements, if any, and to otherwise support its investments in Natural Gas Interests. Investments in Treasuries, cash and/or cash equivalents, both directly and as margin, will provide rates of return that will vary from changes in the value of the spot price of natural gas and the price of the Benchmark Futures Contract.

•
In addition, because USNG incurs certain expenses in connection with its investment activities, and holds most of its assets in more liquid short-term securities for margin and other liquidity purposes and for redemptions that may be necessary on an ongoing basis, the General Partner is generally not able to fully invest USNG’s assets in Futures Contracts or Other Natural Gas-Related Investments and there cannot be perfect correlation between changes in USNG’s NAV and changes in the price of the Benchmark Futures Contract.

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

•
USNG may not be able to buy the exact number of Futures Contracts and Other Natural Gas-Related Investments to have a perfect correlation with the Benchmark Futures Contract if the purchase price of Futures Contracts required to be fully invested in such contracts is higher than the proceeds received for the sale of a Creation Basket on the day the basket was sold. In such case, USNG could not invest the entire proceeds from the purchase of the Creation Basket in such futures contracts (for example, assume USNG receives $4,000,000 for the sale of a Creation Basket and assume that the price of a Futures Contract for natural gas is $59,950, then USNG could only invest in only 66 Futures Contracts with an aggregate value of $3,956,700), USNG would be required to invest a percentage of the proceeds in cash, Treasuries or other liquid securities to be deposited as margin with the futures commission merchant through which the contract was purchased. The remainder of the purchase price for the Creation Basket would remain invested in cash and/or cash equivalents and Treasuries or other liquid securities as determined by the General Partner from time to time based on factors such as potential calls for margin or anticipated redemptions. If the trading market for Futures Contracts is suspended or closed, USNG may not be able to purchase these investments at the last reported price for such investments.

If changes in USNG’s NAV do not correlate with changes in the price of the Benchmark Futures Contract, then investing in USNG may not be an effective way to hedge against natural gas-related losses or indirectly invest in natural gas.

The Benchmark Futures Contract may not correlate with the spot price of natural gas and this could cause changes in the price of the units to substantially vary from the changes in the spot price of natural gas. If this were to occur, then investors  may not be able to effectively use USNG as a way to hedge against natural gas-related losses or as a way to indirectly invest in natural gas.

When using the Benchmark Futures Contract as a strategy to track the spot price of natural gas, at best the correlation between changes in prices of such Natural Gas Interests and the spot price of natural gas can be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative natural gas market, supply of and demand for such Natural Gas Interests and technical influences in futures trading. If there is a weak correlation between the Natural Gas Interests and the spot price of natural gas, then the price of units may not accurately track the spot price of natural gas and investors may not be able to effectively use USNG as a way to hedge the risk of losses in their natural gas-related transactions or as a way to indirectly invest in natural gas.

USNG may experience a loss if it is required to sell Treasuries at a price lower than the price at which they were acquired.

The value of Treasuries generally moves inversely with movements in interest rates. If USNG is required to sell Treasuries at a price lower than the price at which they were acquired, USNG will experience a loss. This loss may adversely impact the price of the units and may decrease the correlation between the price of the units, the price of the Benchmark Futures Contract and Other Natural Gas-Related Investments, and the spot price of natural gas.

Certain of USNG’s investments could be illiquid which could cause large losses to investors at any time or from time to time.

USNG may not always be able to liquidate its positions in its investments at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as a foreign government taking political actions that disrupt the market in its currency, its natural gas production or exports, or in another major export, can also make it difficult to liquidate a position. Alternatively, limits imposed by futures exchanges or other regulatory organizations, such as accountability levels, position limits and daily price fluctuation limits, may contribute to a lack of liquidity with respect to some commodity interests.

Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, USNG has not and does not intend at this time to establish a credit facility, which would provide an additional source of liquidity and instead will rely only on the Treasuries, cash and/or cash equivalents that it holds. The anticipated large value of the positions in Futures Contracts that the General Partner will acquire or enter into for USNG increases the risk of illiquidity. The Other Natural Gas-Related Investments that USNG invests in, such as negotiated over-the-counter contracts, may have a greater likelihood of being illiquid since they are contracts between two parties that take into account not only market risk, but also the relative credit, tax, and settlement risks under such contracts. Such contracts also have limited transferability that results from such risks and the contract’s express limitations.

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

The changing nature of the hedgors and speculators in the natural gas market influences whether futures prices are above or below the expected future spot price. In order to induce speculators to take the corresponding long side of the same futures contract, natural gas producers must generally be willing to sell futures contracts at prices that are below expected future spot prices. Conversely, if the predominant hedgors in the futures market are the purchasers of the natural gas who purchase futures contracts to hedge against a rise in prices, then speculators will only take the short side of the futures contract if the futures price is greater than the expected future spot price of natural gas. This can have significant implications for USNG when it is time to reinvest the proceeds from a maturing Futures Contract into a new Futures Contract.

While USNG does not intend to take physical delivery of natural gas under its Futures Contracts, physical delivery under such contracts impacts the value of the contracts.

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

The Benchmark Futures Contract is the near month contract to expire until the near month contract is within two weeks of expiration, when, over a four day period, it transitions to the next month contract to expire as its benchmark contract and keeps that contract as its benchmark until it becomes the near month contract and close to expiration. In the event of a natural gas futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in natural gas prices the value of the benchmark contract would tend to rise as it approaches expiration. As a result the total return of the Benchmark Futures Contract would tend to track higher. Conversely, in the event of a natural gas futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in natural gas prices the value of the benchmark contract would tend to decline as it approaches expiration. As a result the total return of the Benchmark Futures Contract would tend to track lower. When compared to total return of other price indices, such as the spot price of natural gas, the impact of backwardation and contango may lead the total return of USNG’s NAV to vary significantly. In the event of a prolonged period of contango, and absent the impact of rising or falling natural gas prices, this could have a significant negative impact on USNG’s NAV and total return.

Regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect USNG.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools which are publicly distributed in the United States. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in USNG or the ability of USNG to continue to implement its investment strategy. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on USNG is impossible to predict, but could be substantial and adverse.

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

In addition, using an investment in USNG as a hedge for changes in energy costs (e.g., investing in natural gas, crude oil, gasoline, or other fuels, or electricity) may not correlate because changes in the spot price may vary from changes in energy costs because the spot price of natural gas may not be at the same rate as changes in the price of other energy products, and, in any case, the price of natural gas does not reflect the refining, transportation, and other costs that may impact the hedgor’s energy costs.

An investment in USNG may provide little or no diversification benefits. Thus, in a declining market, USNG may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in USNG while incurring losses with respect to other asset classes.

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

In managing and directing the day-to-day activities and affairs of USNG, the General Partner relies heavily on Messrs. Nicholas Gerber, John Love and John Hyland. If Messrs. Gerber, Love or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of USNG. Furthermore, Messrs. Gerber, Love and Hyland are currently involved in the management of the Related Public Funds, and the General Partner has filed a registration statement for two other exchange traded security funds, USSO and US12NG.  Mr. Gerber is also employed by Ameristock Corporation, a registered investment adviser that manages a public mutual fund. It is estimated that Mr. Gerber will spend approximately 50% of his time on USNG and Related Public Fund matters. Mr. Love will spend approximately 100% of his time on USNG and Related Public Fund matters and Mr. Hyland will spend approximately 85% of his time on USNG and Related Public Fund matters. To the extent that the General Partner establishes additional funds, even greater demands will be placed on Messrs. Gerber, Love and Hyland, as well as the other officers of the General Partner, including Mr. Howard Mah, the Chief Financial Officer, and its Board of Directors.

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

U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USNG is not) may hold, own or control. For example, the current accountability level for investments at any one time in the Benchmark Futures Contract is 12,000. While this is not a fixed ceiling, it is a threshold above which the NYMEX may exercise greater scrutiny and control over an investor, including limiting an investor to holding no more than 12,000 Benchmark Futures Contracts. With regard to position limits, the NYMEX limits an investor from holding more than 1,000 net futures in the last 3 days of trading in the near month contract to expire.

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

For example, the NYMEX imposes a $3.00 per mmBtu ($30,000 per contract) price fluctuation limit for the Benchmark Futures Contract. This limit is initially based off of the previous trading day’s settlement price. If any Benchmark Futures Contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $3.00 per mmBtu in either direction of that point. If another halt were triggered, the market would continue to be expanded by $3.00 per mmBtu in either direction after each successive five-minute trading halt. There is no maximum price fluctuation limit during any one trading session.

All of these limits may potentially cause a tracking error between the price of the units and the price of the Benchmark Futures Contract. This may in turn prevent investors from being able to effectively use USNG as a way to hedge against natural gas-related losses or as a way to indirectly invest in natural gas.

USNG has not limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Futures Contracts and Other Natural Gas-Related Investments. If USNG encounters accountability levels, position limits, or price fluctuation limits for Futures Contracts on the NYMEX, it may then, if permitted under applicable regulatory requirements, purchase Futures Contracts on the ICE Futures (formerly, the International Petroleum Exchange) or other exchanges that trade listed natural gas futures. Futures Contracts available on ICE Futures and other exchanges may have different underlying commodities, sizes, deliveries, and prices which could affect USNG's ability to track the Benchmark Futures Contract.

There are technical and fundamental risks inherent in the trading system the General Partner intends to employ.

The General Partner’s trading system is quantitative in nature and it is possible that the General Partner might make a mathematical error. In addition, it is also possible that a computer or software program may malfunction and cause an error in computation.

To the extent that the General Partner uses spreads and straddles as part of its trading strategy, there is the risk that the NAV may not closely track the changes in the Benchmark Futures Contract.

Spreads combine simultaneous long and short positions in related futures contracts that differ by commodity (e.g., long crude oil and short gasoline), by market (e.g., long WTI crude futures, short Brent crude futures), or by delivery month (e.g., long December, short November). Spreads gain or lose value as a result of relative changes in price between the long and short positions. Spreads often reduce risk to investors, because the contracts tend to move up or down together. However, both legs of the spread could move against an investor simultaneously, in which case the spread would lose value. Certain types of spreads may face unlimited risk, e.g., because the price of a futures contract underlying a short position can increase by an unlimited amount and the investor would have to take delivery or offset at that price.

A commodity straddle takes both long and short option positions in the same commodity in the same market and delivery month simultaneously. The buyer of a straddle profits if either the long or the short leg of the straddle moves further than the combined cost of both options. The seller of a straddle profits if both the long and short positions do not trade beyond a range equal to the combined premium for selling both options.

If the General Partner were to utilize a spread or straddle position and the spread performed differently than expected, the results could impact USNG’s tracking error. This could affect USNG’s investment objective of having its NAV closely track the changes in the Benchmark Futures Contract. Additionally, a loss on a spread position would negatively impact USNG’s absolute return.

USNG and the General Partner may have conflicts of interest, which may permit them to favor their own interests to the detriment of unitholders.

USNG and the General Partner may have inherent conflicts to the extent the General Partner attempts to maintain USNG’s asset size in order to preserve its fee income and this may not always be consistent with USNG’s objective of having the value of its units’ NAV track changes in the Benchmark Futures Contract. The General Partner’s officers, directors and employees do not devote their time exclusively to USNG. These persons are directors, officers or employees of other entities that may compete with USNG for their services. They could have a conflict between their responsibilities to USNG and to those other entities.

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

The General Partner serves as the general partner to each of USNG and the Related Public Funds and will serve as the general partner for USSO and US12NG, if such funds offer their securities to the public or begin operations. The General Partner may have a conflict to the extent that its trading decisions for USNG may be influenced by the effect they would have on the other funds it manages. These trading decisions may be influenced since the General Partner also serves as the general partner for all of the funds and is required to meet all of the funds’ investment objectives as well as USNG’s. If the General Partner believes that a trading decision it made on behalf of USNG might (i) impede its other funds from reaching their investment objectives, or (ii) improve the likelihood of meeting its other funds’ objectives, then the General Partner may choose to change its trading decision for USNG, which could either impede or improve the opportunity for USNG to meet its investment objective. In addition, the General Partner is required to indemnify the officers and directors of its other funds if the need for indemnification arises. This potential indemnification will cause the General Partner’s assets to decrease. If the General Partner’s other sources of income are not sufficient to compensate for the indemnification, then the General Partner may terminate and investors could lose their investment.

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

USNG may terminate at any time, regardless of whether USNG has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including the death, adjudication of incompetence, bankruptcy, dissolution, or removal of the General Partner could cause USNG to terminate unless a majority in interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority interest of the limited partners subject to certain conditions. However, no level of losses will require the General Partner to terminate USNG. USNG’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

Limited partners may not have limited liability in certain circumstances, including potentially having liability for the return of wrongful distributions.

Under Delaware law, a limited partner might be held liable for USNG’s obligations as if it were a General Partner if the limited partner participates in the control of the partnership’s business and the persons who transact business with the partnership think the limited partner is the General Partner.

A limited partner will not be liable for assessments in addition to its initial capital investment in any of USNG’s capital securities representing units. However, a limited partner may be required to repay to USNG any amounts wrongfully returned or distributed to it under some circumstances. Under Delaware law, USNG may not make a distribution to limited partners if the distribution causes USNG’s liabilities (other than liabilities to partners on account of their partnership interests and nonrecourse liabilities) to exceed the fair value of USNG’s assets. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated the law will be liable to the limited partnership for the amount of the distribution for three years from the date of the distribution.

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

No transfer of any unit or interest therein may be made if such transfer would (a) violate the then applicable federal or state securities laws or rules and regulations of the SEC, any state securities commission, the CFTC or any other governmental authority with jurisdiction over such transfer, or (b) cause USNG to be taxable as a corporation or affect USNG’s existence or qualification as a limited partnership. In addition, investors may only become limited partners if they transfer their units to purchasers that meet certain conditions outlined in the LP Agreement, which provides that each record holder or limited partner or unitholder applying to become a limited partner (each a record holder) may be required by the General Partner to furnish certain information, including that holder’s nationality, citizenship or other related status. A transferee who is not a U.S. resident may not be eligible to become a record holder or a limited partner if its ownership would subject USNG to the risk of cancellation or forfeiture of any of its assets under any federal, state or local law or regulation. All purchasers of USNG’s units, who wish to become limited partners or record holders, and receive cash distributions, if any, or have certain other rights, must deliver an executed transfer application in which the purchaser or transferee must certify that, among other things, he, she or it agrees to be bound by USNG’s LP Agreement and is eligible to purchase USNG’s securities. Any transfer of units will not be recorded by the transfer agent or recognized by USNG unless a completed transfer application is delivered to the General Partner or the Administrator. A person purchasing USNG’s existing units, who does not execute a transfer application and certify that the purchaser is eligible to purchase those securities acquires no rights in those securities other than the right to resell those securities. Whether or not a transfer application is received or the consent of the General Partner obtained, USNG’s units will be securities and will be transferable according to the laws governing transfers of securities. See “Transfer of Units.”

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

USNG pays brokerage charges of approximately 0.13%, based on futures commission merchant fees of $3.50 per buy or sell, management fees of 0.60% of NAV on the first $1,000,000,000 of assets and 0.50% of NAV after the first $1,000,000,000 of its average net assets, and over-the-counter spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by the General Partner on USNG’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that can not be quantified. These fees and expenses must be paid in all cases regardless of whether USNG’s activities are profitable. Accordingly, USNG must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

USNG has historically depended upon its affiliates to pay all its expenses. If this offering of units does not raise sufficient funds to pay USNG’s future expenses and no other source of funding of expenses is found, USNG may be forced to terminate and investors may lose all or part of their investment.

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

The General Partner does not employ trading advisors for USNG; however, it reserves the right to employ them in the future. The only advisor to USNG is the General Partner. A lack of independent trading advisors may be disadvantageous to USNG because it will not receive the benefit of a trading advisor’s expertise.

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

The financial markets are  currently in a period of disruption and recession and USNG does not expect these conditions to improve in the near future.

Currently and throughout 2008, the financial markets have experienced very difficult conditions and volatility as well as significant adverse trends. The deteriorating conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. A continued recession or a depression could adversely affect the financial condition and results of operations of USNG’s service providers and Authorized Purchasers which would impact the ability of the General Partner to achieve USNG’s investment objective.

The failure or bankruptcy of a clearing broker could result in a substantial loss of USNG’s assets; the clearing broker could be subject to proceedings that impair its ability to execute USNG’s trades.

Under CFTC regulations, a clearing broker maintains customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as USNG, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. The bankruptcy of a clearing broker could result in the complete loss of USNG’s assets posted with the clearing broker; though, the vast majority of USNG’s assets are held in Treasuries, cash and/or cash equivalents with USNG’s custodian and would not be impacted by the bankruptcy of a clearing broker. USNG also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.

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

As noted above, the vast majority of USNG’s assets are held in Treasuries, cash and/or cash equivalents with USNG’s custodian. The insolvency of the custodian could result in a complete loss of USNG’s assets held by that custodian, which, at any given time, would likely comprise a substantial portion of USNG’s total assets.

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

If the computer and communications systems are not upgraded, as needed, USNG’s financial condition could be harmed.

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

Commodity pools’ trading positions in futures contracts or other commodity interests are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interests’) entire market value. This feature permits commodity pools to “leverage” their assets by purchasing or selling futures contracts (or other commodity interests) with an aggregate value in excess of the commodity pool’s assets. While this leverage can increase the pool’s profits, relatively small adverse movements in the price of the pool’s futures contracts can cause significant losses to the pool. While the General Partner has not and does not currently intend to leverage USNG’s assets, it is not prohibited from doing so under the LP Agreement or otherwise.

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

Since USNG’s commencement of operations on April 18, 2007, there has been tremendous volatility in the price of the Benchmark Futures Contract.  For example, the price of the NYMEX futures contract on natural gas rose to a 2008 high of $13.694 on July 2, 2008 from a 2007 low of $5.192 on August 27, 2007. The General Partner anticipates that there will be continued volatility in the price of the NYMEX futures contract for natural gas and futures contracts for other petroleum-based commodities.  Consequently, investors should know that this volatility can lead to a loss of all or substantially all of their investment in USNG.

The impact of environmental and other governmental laws and regulations may affect the price of natural gas.

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

USNG faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to USNG, in which case USNG could suffer significant losses on these contracts.

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

Risk of Trading in International Markets

Trading in international markets would expose USNG to credit and regulatory risk.

The General Partner invests primarily in Futures Contracts, a significant portion of which are traded on United States exchanges, including the NYMEX. However, a portion of USNG’s trades may take place on markets and exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA, or any domestic exchange regulates activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, nor has the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws. Similarly, the rights of market participants, such as USNG, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, USNG has less legal and regulatory protection than it does when it trades domestically.

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

The price of any non-U.S. Futures Contract, option on any non-U.S. Futures Contract or other non-U.S. Natural Gas-Related Investment, and, therefore, the potential profit and loss on such contract, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to USNG even if the contract traded is profitable.

USNG’s international trading could expose it to losses resulting from non-U.S. exchanges that are less developed or less reliable than United States exchanges.

Some non-U.S. exchanges may be in a more developmental stage so that prior price histories may not be indicative of current price dynamics. In addition, USNG may not have the same access to certain positions on foreign trading exchanges as do local traders, and the historical market data on which the General Partner bases its strategies may not be as reliable or accessible as it is for U.S. exchanges.

Tax Risk

An investor’s tax liability may exceed the amount of distributions, if any, on its units.

Cash or property will be distributed at the sole discretion of the General Partner. The General Partner has not and does not currently intend to make cash or other distributions with respect to units. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on their allocable share of USNG’s taxable income, without regard to whether they receive distributions or the amount of any distributions. Therefore, the tax liability of an investor with respect to its units may exceed the amount of cash or value of property (if any) distributed.

An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its units.

Due to the application of the assumptions and conventions applied by USNG in making allocations for tax purposes and other factors, an investor’s allocable share of USNG’s income, gain, deduction or loss may be different than its economic profit or loss from its units for a taxable year. This difference could be temporary or permanent and, if permanent, could result in it being taxed on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to units could be reallocated if the IRS does not accept the assumptions and conventions applied by USNG in allocating those items, with potential adverse consequences for an investor.

The U.S. tax rules pertaining to partnerships are complex and their application to large, publicly traded partnerships such as USNG is in many respects uncertain. USNG applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects unitholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code (the “Code”) and applicable Treasury Regulations, however, and it is possible that the U.S. Internal Revenue Service will successfully challenge USNG’s allocation methods and require USNG to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors. If this occurs, investors may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

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

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

Not applicable.

Item 3.    Legal Proceedings.

Although USNG may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise, USNG is currently not a party to any pending material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases ofEquity Securities.

Price Range of Units

USNG’s units have traded on the NYSE Arca under the symbol “UNG” since November 25, 2008.  Prior to trading on the NYSE Arca, USNG’s units previously traded on the AMEX under the symbol “UNG” since its initial public offering on April 18, 2007. The following table sets forth the range of reported high and low sales prices of the units as reported on AMEX and NYSE Arca, as applicable, for the periods indicated below.

	High	Low
Fiscal year 2008
First quarter	$50.12	$36.29
Second quarter	$63.15	$44.93
Third quarter	$63.89	$31.20
Fourth quarter	$35.25	$21.72

	High	Low
Fiscal year 2007
Second quarter (beginning April 18, 2007)	$54.68	$42.05
Third quarter	$45.59	$33.23
Fourth quarter	$44.55	$33.58

As of December 31, 2008, USNG had 59,745 holders of units.

Dividends

USNG has not made and does not currently intend to make cash distributions to its unitholders.

Issuer Purchases of Equity Securities

USNG does not purchase units directly from its unitholders; however, in connection with its redemption of baskets held by Authorized Purchasers, USNG redeemed 778 baskets (comprising 77,800,000 units) during the year ended December 31, 2008.

Item 6.    Selected Financial Data.

Financial Highlights (for the year ended December 31, 2008 and the period ended December 31, 2007)
(Dollar amounts in 000’s except for per unit information)

	Year ended December 31, 2008	For the period from April 18, 2007 to December 31, 2007
Total assets	$706,337	$594,010
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(498,471)	$(20,247)
Net income (loss)	$(492,205)	$(13,592)
Weighted-average limited partnership units	19,303,825	7,644,574
Net income (loss) per unit	$(12.91)	$(13.82)
Net income (loss) per weighted average unit	$(25.50)	$(1.78)
Cash and cash equivalents at end of year / period	$419,930	$488,067

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of USNG included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause USNG’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe USNG’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USNG cannot assure investors that these projections included in these forward-looking statements will come to pass. USNG’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Introduction

USNG, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca. The investment objective of USNG is to have the changes in percentage terms of the units’ NAV  reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract on natural gas traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USNG’s expenses.

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

USNG may also invest in other Futures Contracts and Other Natural Gas-Related Investments. The General Partner of USNG, which is registered as a CPO with the CFTC, is authorized by the LP Agreement to manage USNG. The General Partner is authorized by USNG in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Natural gas futures prices were very volatile during all of 2008 and exhibited wide swings. The price of the Benchmark Futures Contract started the year near $7.50. It rose sharply over the course of the year and hit a peak in early 2008 July of approximately $13.57. After that the price steadily declined, with the decline becoming more pronounced with the onset of the global financial crisis in mid-to-late September 2008. The low price of the year was in late December 2008 when prices reached the $5.33 level. The year ended with the Benchmark Futures Contract near $5.62, down approximately 25% over the year. Similarly, USNG’s NAV also rose during the year from a starting level of $39.39 per unit to a high in early July 2008 of $63.72 per unit. USNG’s NAV reached its low for the year in late December 2008 at approximately $22.06 per unit. The NAV on December 31, 2008 was $23.27, down 41% over the year.

For the first month of 2008, the natural gas futures market remained in a state of backwardation, meaning that the price of the front month natural gas futures contract was typically higher than the price of the second month natural gas futures contract, or contracts further away from expiration. For much of the rest of the year until late August, the natural gas futures market moved into a mild contango market. A contango market is one in which the price of the front month natural gas futures contract is less than the price of the second month natural gas futures contract, or contracts further away from expiration. From late August 2008 until late November 2008, and during the period when the global financial crisis began to impact the U.S. economy, the market moved into a much steeper contango market. Finally, the market moved into a mild contango market with periods of backwardation. For a discussion of the impact of backwardation and contango on total returns see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns”.

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

Results of Operations and the Natural Gas Market

Results of Operations.  On April 18, 2007, USNG listed its units on the AMEX under the ticker symbol “UNG.” On that day USNG established its initial offering price at $50.00 per unit and issued 200,000 units to the initial Authorized Purchaser, Merrill Lynch Professional Clearing Corp, in exchange for $10,001,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, USNG’s units no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 30,000,000 units, USNG has made three subsequent offerings of its units: 50,000,000 units which were registered with the SEC on November 21, 2007, 30,000,000 units which were registered with the SEC on May 1, 2008 and an additional 100,000,000 units which were registered with the SEC on August 28, 2008. Units offered by USNG in subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of December 31, 2008, USNG had issued 107,700,000 units, 29,900,000 of which were outstanding.  As of December 31, 2008, there were 72,300,000 units registered but not yet issued.

More units have been issued by USNG than are outstanding due to the redemption of units. Unlike mutual funds that are registered under the 1940 Act, units that have been redeemed by USNG cannot be resold by USNG. As a result, USNG contemplates that further offerings of its units will be registered with the SEC in the future in anticipation of additional issuances.

For the Year Ended December 31, 2008 Compared to the Period from April 18, 2007 to December 31, 2007

As of December 31, 2008, the total unrealized loss on natural gas Futures Contracts owned or held on that day was $7,704,870 and USNG established cash deposits, including cash investments in money market funds, that were equal to $713,549,385. The majority of cash assets were held in overnight deposits at USNG’s Custodian, while 41.15% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on December 31, 2008 was $23.27.

By comparison, as of December 31, 2007, the total unrealized gain on natural gas Futures Contracts owned or held on that day was $20,043,880 and USNG established cash deposits, including cash investments in money market funds, that were equal to $573,183,088. The majority of cash assets were held in overnight deposits at USNG’s Custodian, while less than 14.85% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on December 31, 2007 was $36.18.  The change in the per unit NAV for December 31, 2007 compared to December 31, 2008 was primarily a result of sharply lower prices for natural gas and the related decline in the value of natural gas futures contracts that USNG had invested in during the year.

Portfolio Expenses. USNG’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees and the fees and expenses of the independent directors of the General Partner and other extraordinary expenses. The management fee that USNG pays to the General Partner is calculated as a percentage of the total net assets of USNG. For total net assets of up to $1 billion, the management fee is 0.60%. For total net assets over $1 billion, the management fee is 0.50% on the incremental amount of assets. The fee is accrued daily.

During the year ended December 31, 2008, the daily average total net assets of USNG were $732,301,901. During the year ended December 31, 2008, total net assets of USNG exceeded $1 billion on a number of days. The management fee paid by USNG amounted to $4,373,723, which was calculated at the 0.60% rate for the total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management expenses as a percentage of total net assets averaged 0.60% over the course of the period.

By comparison, during the period from April 18, 2007 through December 31, 2007, the daily average total net assets of USNG were $292,344,830. During the period ended December 31, 2007, total net assets of USNG did not exceed $1 billion on any day. The management fee paid by USNG amounted to $1,239,862, which was calculated at the 0.60% rate, and accrued daily. Management expenses as a percentage of total net assets averaged 0.60% over the course of the period. Total management expenses expressed in dollar terms were lower in 2007 due to a combination of lower daily total net assets and a less than a full-year period compared to 2008.

In addition to the management fee, USNG pays for all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for 2008 was $2,655,089, as compared to $805,459 in 2007. The increase in expenses during 2008 was primarily due to the registration and the offering of additional units, increased brokerage fees and increased tax reporting costs due to the greater number of unit holders during 2008. For the year ended December 31, 2008, USNG incurred $348,874 in fees and other expenses relating to the registration and offering of additional units. By comparison, for the period from April 18, 2007 through December 31, 2007, USNG incurred $41,980 in fees and other expenses relating to the registration and offering of additional units. Total non-management expenses were lower in 2007 due to a combination of lower daily total net assets and a less than a full-year period compared to 2008.

USNG is responsible for paying its portion of the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the General Partner who are also its audit committee members. In 2008, USNG shared these fees with the Related Public Funds based on the relative assets of each fund computed on a daily basis. These fees for the year ended December 31, 2008 amounted to a total of $282,000 for all five funds, and USNG’s portion of such fees was $130,371. By comparison, for the period from April 18, 2007 through December 31, 2007, these fees were $286,000 and USNG’s portion of such fees was $59,420.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the year ended December 31, 2008, total commissions paid to brokers amounted to $867,175. By comparison, during the period from April 18, 2007 to December 31, 2007, total commissions paid to brokers amounted to $351,310. The increase in the total commissions paid to brokers was primarily a function of the increase in USNG’s average total net assets as the increase in assets that required USNG Prior to the initial offering of its units, USNG to purchase a greater number of Futures Contracts and incur a larger amount of commissions and also due to increased redemptions and creations of units during 2008. As an annualized percentage of total net assets, the figure for 2008 represents approximately 0.12% of total net assets. By comparison, the figure for 2007 represented approximately 0.17% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by USNG. These costs are estimated to be $1,150,000 for the year ended December 31, 2008.

Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of the portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USNG’s Custodian. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For 2008, USNG earned $12,225,534 in interest income on such cash holdings. Based on USNG’s average daily total net assets, this is equivalent to an annualized yield of 1.67%. USNG did not purchase Treasuries during 2008 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for 2007, USNG earned $8,242,264 in interest income on such cash holdings. Based on USNG’s average daily total net assets, this is equivalent to an annualized yield of 3.99%. USNG did not purchase Treasuries during 2007 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents and short-term Treasuries were sharply lower in 2008 compared to the same time period in 2007. As a result, the amount of interest earned by USNG as a percentage of total net assets was lower in 2008.

For the Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

Portfolio Expenses. During the three months ended December 31, 2008, the daily average total net assets of USNG were $794,047,075. During the three months ended December 31, 2008, total net assets of USNG exceeded $1 billion on a number of days. The management fee paid by USNG amounted to $1,196,109, which was calculated at the 0.60% rate for the total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management expenses as a percentage of total net assets averaged 0.60% over the course of the period.

By comparison, during the three months ended December 31, 2007, the daily average total net assets of USNG were $525,339,178. During the three months ended December 31, 2007, total net assets of USNG did not exceed $1 billion on any day. The management fee paid by USNG amounted to $794,486, which was calculated at the 0.60% rate, and accrued daily. Management expenses as a percentage of total net assets averaged 0.60% over the course of the period. Total management expenses expressed in dollar terms were lower during the three months ended December 31, 2007 due to lower daily total net assets compared to the same period in 2008.

USNG pays for all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. For the three months ended December 31, 2008, USNG incurred $173,293 in ongoing registration fees and other offering expenses. By comparison, for the three months ended December 31, 2007, USNG incurred $49,497 in ongoing registration fees and other offering expenses.

USNG is responsible for paying its portion of the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the General Partner who are also audit committee members. In 2008, USNG shared these fees with the Related Public Funds based on the relative assets of each fund computed on a daily basis. These fees for the three months ended December 31, 2008 amounted to a total of $68,750 for all five funds, and USNG’s portion of such fees was $29,210. By comparison, for the three months ended December 31, 2007, these fees were $68,750 and USNG’s portion of such fees was $37,184.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the three months ended December 31, 2008, total commissions paid to brokers amounted to $262,441. By comparison, during the three months ended December 31, 2007, total commissions paid to brokers amounted to $192,776. Total commissions in dollar terms were lower during the three month period ended December 31, 2007 compared to the similar period for 2008 due to USNG having a lower daily average total net assets, which meant that fewer futures contracts needed to be bought or sold on behalf of USNG.

Prior to the initial offering of its units, USNG had estimated that its annual level of such commissions was expected to be 0.13% of total net assets. As an annualized percentage of total net assets, the figure for the three months ended December 31, 2008 represents approximately 0.13% of total net assets. By comparison, the figure for the three months ended December 31, 2007 represented approximately 0.15% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by USNG. No amounts were required to be paid for audit expenses and tax accounting and reporting requirements for the quarter ended December 31, 2008.

Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of the portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash held with USNG’s Custodian. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three months ended December 31, 2008, USNG earned $1,845,515 in interest income on such cash holdings. Based on USNG’s average daily total net assets, this is equivalent to an annualized yield of 0.92%. USNG did not purchase Treasuries during the three months ended December 31, 2008 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the three months ended December 31, 2007, USNG earned $4,955,246 in interest income on such cash holdings. Based on USNG’s average daily total net assets, this is equivalent to an annualized yield of 3.74%. USNG did not purchase Treasuries during the three months ended December 31, 2007 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents and short-term Treasuries were sharply lower in the three months ended December 31, 2008 compared to the same time period in 2007. As a result, the amount of interest earned by USNG as a percentage of total net assets was down.

Tracking USNG’s Benchmark. USNG seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USNG seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-day time period was 0.5% per day, USNG management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USNG’s portfolio management goals do not include trying to make the nominal price of USNG’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for natural gas. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas Futures Contracts.

For the 30 valuation days ended December 31, 2008, the simple average daily change in the Benchmark Futures Contract was -5.05%, while the simple average daily change in the NAV of USNG over the same time period was -5.07%. The average daily difference was -0.002% (or -0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.346%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USNG’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-day period ending December 31, 2008.

Daily Movement of USNG's NAV versus Daily Movement of Benchmark Futures Contracts *
(30 valuation days ending December 31, 2008)

10.000%
8.000%
6.000%
4.000%
2.000%
0.000%
-2.000%
-4.000%
-6.000%
-8.000%
NAV
Benchmark

*PAST PERFORMANCE IS NOT NECESSARILY INDIVATIVE OF FUTURE RESULTS

USNG Monthly Total Returns versus Monthly Benchmark Futures Contracts *
(since inception through December 31, 2008)

20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
Apr-07
May
June
July
August
September
October
November
December
Jan-08
February
March
1-Apr
May
June
July
Aug
Sept
Oct
Nov
Dec-08
UNG
Benchmark

*PAST PERFORMANCE IS NOT NECESSARILY INDIVATIVE OF FUTURE RESULTS

Since the offering of USNG units to the public on April 18, 2007 to December 31, 2008, the simple average daily change in the Benchmark Futures Contract was -0.142%, while the simple average daily change in the NAV of USNG over the same time period was -0.136%. The average daily difference was 0.006% (or 0.6 basis point, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.953%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USNG versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USNG, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USNG’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the year ended December 31, 2008, the actual total return of USNG as measured by changes in its NAV was -35.68%. This is based on an initial NAV of $36.18 on December 31, 2007 and an ending NAV as of December 31, 2008 of $23.27. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USNG would have ended 2008 with an estimated NAV of $23.13, for a total return over the relevant time period of -36.08%. The difference between the actual NAV total return of USNG of -35.68% and the expected total return based on the Benchmark Futures Contract of -36.08% was an error over the time period of 0.40%, which is to say that USNG’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USNG collects on its cash and cash equivalent holdings.  During 2008, USNG received interest income of $12,225,534, which is equivalent to a weighted average interest rate of 1.67% for 2008. In addition, during the year ended December 31, 2008, USNG also collected $202,000 from brokerage firms creating or redeeming baskets of units. During 2008, USNG incurred total expenses of $7,028,812.  Income from interest and brokerage collections net of expenses was $5,398,722, which is equivalent to a weighted average net interest rate of 0.74% for 2008. This income also contributed to USNG’s actual return exceeding the benchmark results. However, if the total assets of USNG continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.

By comparison, for the period from April 18, 2007 through December 31, 2007, the actual total return of USNG as measured by changes in its NAV was -27.64%. This is based on an initial NAV of $50.00 on April 18, 2007 and an ending NAV as of December 31, 2007 of $36.18. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USNG would have ended 2007 with an estimated NAV of $35.45, for a total return over the relevant time period of -29.11%. The difference between the actual NAV total return of USNG of -27.64% and the expected total return based on the Benchmark Futures Contract of -29.11% was an error over the time period of +1.47%, which is to say that USNG’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USNG collects on its cash and cash equivalent holdings. During 2007, USNG received interest income of $8,242,264, which is equivalent to a weighted average interest rate of 3.99% for 2007. In addition, during the period ended December 31, 2007, USNG also collected $107,000 from brokerage firms creating or redeeming baskets of units. This income also contributed to USNG’s actual return exceeding the benchmark results.

There are currently three factors that have impacted or are most likely to impact USNG’s ability to accurately track its Benchmark Futures Contract.

First, USNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day in which USNG executes the trade. In that case, USNG may pay  a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USNG to either be too high or too low relative to the changes in the Benchmark Futures Contract. In 2008, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sales of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USNG’s attempt to track the Benchmark Futures Contract over time.

Second, USNG earns interest on its cash, cash equivalents and Treasury holdings. USNG is not required to distribute any portion of its income to its unitholders and did not make any distribution to unitholders in 2008. Interest payments, and any other income, were retained within the portfolio and added to USNG’s NAV. When this income exceeds the level of USNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USNG will realize a net yield that will tend to cause daily changes in the NAV of USNG to track slightly higher than daily changes in the Benchmark Futures Contracts. During 2008, USNG earned, on an annualized basis, approximately 1.67% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.12% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.24% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately 0.71% and affected USNG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. If short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error would become a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During 2008, USNG did not hold any Other Natural Gas-Related Investments. However, there can be no assurance that in the future USNG will not make use of such Other Natural Gas-Related Investments.

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

As an example, assume that the price of natural gas for immediate delivery (the “spot” price), was $7 per 10,000 mmBtu, and the value of a position in the near month futures contract was also $7. Over time, the price of 10,000 mmBtu of natural gas will fluctuate based on a number of market factors, including demand for natural gas relative to its supply. The value of the near month contract will likewise fluctuate in reaction to a number of market factors. If investors seek to maintain their holding in a near month contract position and not take delivery of the natural gas, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

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

The chart below compares the price of the near month contract to the price of the second month contract over the last 10 years (1999-2008). When the price of the near month contract is higher than the price of the second contract, the market would be described as being in backwardation. When the price of the near month contract is lower than the price of the second month contract, the market would be described as being in contango. Although the prices of the near month contract and the price of the second month contract do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the price of the second month contract (backwardation), and other times they are below the price of the second month contract (contango). In addition, investors can observe that natural gas prices, both front month and second month, often display a seasonal pattern in which the price of natural gas tends to rise in the early winter months and decline in the summer months. This mirrors the physical demand for natural gas, which typically peaks in the winter.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Another way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the second month natural gas Futures Contract. If the resulting number is a positive number, then the near month price is higher than the price of the second month and the market could be described as being in backwardation. If the resulting number is a negative number, than the near month price is lower than the price of the second month and the market could be described as being in contango. The chart below shows the results from subtracting the near month price from the price of the second month contract for the 10 year period between 1999 and 2008. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the price of the second month is higher than the front month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the front month, when that month is just before the onset of winter, does not rise as far or as fast as the price of a second month contract whose delivery falls during the winter season.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of USNG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango has impacted the total return on an investment in USNG units during the year ended December 31, 2008 relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2007 and held to December 31, 2008 decreased, based upon the changes in the NAV for USNG units on those days, by approximately 41%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 25% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from April 18, 2007 to December 31, 2007, contango has impacted the total return on an investment in USNG units relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on April 18, 2007 and held to December 31, 2007 decreased, based upon the changes in the NAV for USNG units on those days, by approximately 28%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 1% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

Periods of contango or backwardation do not materially impact USNG’s investment objective of having percentage changes in its per unit NAV track percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tended to equally impact the percentage changes in price of both USNG’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods and, because of the seasonal nature of natural gas demand, both may occur within a single year’s time.

Natural Gas Market. During the year ended December 31, 2008, natural gas prices in the United States were impacted by several factors and demonstrated a great deal of price volatility. At the beginning of the first quarter of 2008, the amount of natural gas in storage was at higher than average levels versus the previous five years. The winter weather in the United States was moderate through much of the first quarter of 2008. A major use of natural gas in winter months is the generation of heat for residential and commercial buildings. A major variable in the use of natural gas is weather, and the amount of natural gas burned for heating purposes. The mild weather had the effect of reducing the rate at which the storage levels of natural gas fell. During the entire first quarter of 2008, the seasonally adjusted inventory levels of stored natural gas remained above five-year averages.

However, natural gas usage increased in the second quarter of 2008 and storage levels trended downwards. As a result of all the factors mentioned above, the natural gas market in the United States started the year reasonably well supplied but grew tighter towards the middle of the second quarter of 2008. In addition, the price of natural gas was also strongly influenced by the rise in the price of crude oil, which rose sharply during the second quarter and early third quarter of 2008. Finally, demand for natural gas outside of the United States also influenced prices upward. The price of natural gas rose sharply at the end of the second quarter and the start of the third quarter of 2008. Natural gas reached a peak price during the year for the front month contract of $13.57 in early July 2008. However, a combination of slowing U.S. economic growth, increased natural gas production, as well as the sharp drop-off in crude oil prices starting in July 2008, all contributed to a very significant decline in natural gas prices during the balance of 2008, with prices reaching a low of $5.48 near the end of the year before finally ending the year with a price of $5.62.

By comparison, during the period from April 18, 2007 to December 31, 2007, natural gas prices in the United States were impacted by several factors. At the beginning of the period, the amount of natural gas in storage was at higher than average levels versus the previous five years. The summer weather in the United States was moderate through much of the season. A major use of natural gas in summer months is the production of electricity for residential and commercial buildings. A major variable in the use of natural gas for electricity production for residential or commercial buildings is weather, as it impacts the use of air conditioners and thus can cause wide swings in peak demand for electricity. The mild weather had the effect of reducing the rate at which the storage levels of natural gas fell. Later in the period, during the fall and early winter, weather also remained relatively warm, reducing the need for natural gas for heating purposes. During the entire period, the seasonally adjusted inventory levels of stored natural gas remained above five-year averages. Finally, the natural gas producing portions of the United States located near the Gulf of Mexico were not adversely impacted by major hurricanes as has happened in the recent past. As a result of all the factors mentioned above, the natural gas market in the United States remained reasonably well supplied. The price of natural gas remained fairly range-bound for most of the period in the $6.00 to $8.00 level. Prices ranged from a low of $5.468 to a high of $8.637 per mmBtu with an average price of $7.201.

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

For the ten year time period between 1998 and 2008, the chart below compares the monthly movements of natural gas versus the monthly movements of several other energy commodities, crude oil, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was NOT strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in natural gas had a positive correlation to movements in heating oil. Finally, natural gas had a positive, but very weak, correlation with crude oil and unleaded gasoline.

10 Year Correlation Matrix 1998-2008	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Crude Oil	Heating Oil	Natural Gas
Large Cap U.S. Equities (S&P 500)	1	-0.223	0.936	0.266	0.063	0.003	0.045
U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1	-0.214	-0.134	-0.027	0.037	0.054
Global Equities (FTSE World Index)			1	0.384	0.155	0.084	0.072
Unleaded Gasoline				1	0.747	0.663	0.254
Crude Oil					1	0.738	0.292
Heating Oil						1	0.394
Natural Gas							1

source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the year ended December 31, 2008, natural gas had a stronger positive correlation with crude oil and unleaded gasoline than it had displayed over the prior ten year period. The correlation between natural gas and U.S. government bonds, which had been essentially non-correlated over the prior ten years, appeared to remain non-correlated over this shorter time period. However, correlations compared to global equities appeared to be weakly correlated over this shorter time period, while correlations against U.S. large cap equities was much stronger than in the prior ten year period. This may have been as a result of the drop in both industrial production in the U.S. as well as natural gas demand as a result of the slowing economy.

Correlation Matrix 2008	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Crude Oil	Heating Oil	Natural Gas
Large Cap U.S. Equities (S&P 500)	1	-0.515	0.839	0.337	0.248	0.264	0.083
U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1	-0.406	-0.233	-0.224	-0.159	-0.053
Global Equities (FTSE World Index)			1	0.486	0.575	0.429	0.202
Unleaded Gasoline				1	0.786	0.900	0.407
Crude Oil					1	0.812	0.408
Heating Oil						1	0.853
Natural Gas							1

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

The correlations between natural gas, crude oil, heating oil and gasoline are relevant because the General Partner endeavors to invest USNG’s assets in natural gas Futures Contracts and Other Natural Gas-Related Investments so that daily changes in USNG’s NAV correlate as closely as possible with daily changes in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the natural gas Futures Contracts then their use could lead to greater tracking error. As noted, the General Partner also believes that the changes in the price of the Benchmark Futures Contract will closely correlate with changes in the spot price of natural gas.

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

The General Partner has evaluated the nature and types of estimates that it makes in preparing USNG’s financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy.  The values which are used by USNG for its forward contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USNG estimates interest income on a daily basis using prevailing interest rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

USNG has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. USNG has met, and it is anticipated that USNG will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. USNG’s liquidity needs include: redeeming units, providing margin deposits for its existing natural gas Futures Contracts or the purchase of additional natural gas Futures Contracts and posting collateral for its over-the-counter contracts and payment of its expenses, summarized below under “Contractual Obligations.”

USNG currently generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on Treasuries, cash and/or cash equivalents. USNG has allocated substantially all of its net assets to trading in natural gas interests. USNG invests in natural gas interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for USNG’s trading in natural gas interests. The balance of the net assets is held in USNG’s account at its custodian bank. Interest earned on USNG’s interest-bearing funds is paid to USNG. In prior periods, the amount of cash earned by USNG from the sale of Creation Baskets and from interest earned has exceeded the amount of cash required to pay USNG’s expenses. However, there can be no assurance that the amount of cash earned will do so in a period of very low short-term interest rates. In that event, USNG would be forced to use other assets to pay cash expenses which could cause a drop in USNG’s NAV over time.

USNG’s investment in natural gas interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USNG from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2008, USNG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USNG cannot predict whether such an event may occur in the future.

Since the initial offering of units, USNG has been responsible for expenses relating to (i) investment management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) taxes and other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of the General Partner and (vii) other extraordinary expenses not in the ordinary course of business, while the General Partner is responsible for expenses relating to the fees of the Marketing Agent, the Administrator and the Custodian. If the General Partner and USNG are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USNG will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Futures Contracts and Other Natural Gas-Related Investments, such as forwards, involves USNG entering into contractual commitments to purchase or sell natural gas at a specified date in the future. The aggregate market value of the contracts will significantly exceed USNG’s future cash requirements since USNG intends to close out its open positions prior to settlement. As a result, USNG is generally only subject to the risk of loss arising from the change in value of the contracts. USNG considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with USNG’s commitments to purchase natural gas is limited to the aggregate market value of the contracts held. However, should USNG enter into a contractual commitment to sell natural gas, it would be required to make delivery of the natural gas at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of natural gas, the market risk to USNG could be unlimited.

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

If, in the future, USNG purchases over-the-counter contracts, see “Item 7A: Quantitative and Qualitative Disclosure About Market Risk” for a discussion at over-the-counter contracts.

As of December 31, 2008, USNG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $713,549,385. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of December 31, 2008, USNG has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USNG. While USNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USNG’s financial position.

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

Contractual Obligations

USNG’s primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated as a fixed percentage of USNG’s NAV, currently 0.60% for a NAV of $1 billion or less, and thereafter at a rate of 0.50% for a NAV above $1 billion.

The General Partner agreed to pay the start-up costs associated with the formation of USNG, primarily its legal, accounting and other costs in connection with the General Partner’s registration with the CFTC as a CPO and the registration and listing of USNG and its units with the SEC, FINRA and the AMEX, respectively. However, following USNG’s initial offering of units, offering costs incurred in connection with registering and listing additional units of USNG are directly borne on an ongoing basis by USNG, and not by the General Partner.

The General Partner pays the fees of the Marketing Agent and the fees of the custodian and transfer agent, BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including in connection with the preparation of USNG’s financial statements and its SEC and CFTC reports. The General Partner and USNG have also entered into a licensing agreement with the NYMEX pursuant to which USNG and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. The General Partner also pays certain initial implementation services fees and base services fees charged by the accounting firm for its tax accounting and reporting requirements; however, USNG pays the fees and expenses associated with its tax accounting and reporting requirements.

In addition to the General Partner’s management fee, USNG pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USNG’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis. USNG also pays a portion of the fees and expenses of the independent directors of the General Partner. See Note 3 to the Notes to Financial Statements.

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

The creditworthiness of each potential counterparty will be assessed by the General Partner. The General Partner will assess or review, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the Board. Furthermore, the General Partner on behalf of USNG only enters into over-the-counter contracts with (a) members of the Federal Reserve System or foreign banks with branches regulated by the Federal Reserve Board; (b) primary dealers in U.S. government securities; (c) broker-dealers; (d) commodity futures merchants; or (e) affiliates of the foregoing. Existing counterparties are also reviewed periodically by the General Partner.

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

During the year ended December 31, 2008, USNG did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, USNG was not exposed to counterparty risk.

Item 8.    Financial Statements and Supplementary Data.

United States Natural Gas Fund, LP

Index to Financial Statements

Documents	Page

Management’s Annual Report on Internal Control Over Financial Reporting	76

Reports of Independent Registered Public Accounting Firm	77

Statements of Financial Condition at December 31, 2008 and 2007	79

Schedule of Investments at December 31, 2008 and 2007	80

Statements of Operations for the year ended December 31, 2008 and the periods from April 18, 2007 (commencement of operations) to December 31, 2007 and September 11, 2006 (inception) to December 31, 2006	82

Statements of Changes in Partners’ Capital for the year ended December 31, 2008 and the periods from April 18, 2007 (commencement of operations) to December 31, 2007 and September 11, 2006 (inception) to December 31, 2006	83

Statements of Cash Flows for the year ended December 31, 2008 and the periods from April 18, 2007 (commencement of operations) to December 31, 2007 and September 11, 2006 (inception) to December 31, 2006	84

Notes to Financial Statements for the year ended December 31, 2008 and the periods ended December 31, 2007 and 2006.	85

Management’s Annual Report on Internal Control Over Financial Reporting.

USNG’s management assessed the effectiveness of USNG’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, USNG believes that, as of December 31, 2008, its internal control over financial reporting is effective.

Attestation Report of Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm
Auditors’ Report on Internal Control over Financial Reporting

To the Partners of
United States Natural Gas Fund, LP

We have audited the internal control over financial reporting of United States Natural Gas Fund, LP (the “Fund”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2008, of the Fund and our report dated February 18, 2009 expressed an unqualified opinion on those financial statements.

/s/ Spicer Jeffries LLP
Greenwood Village, Colorado
February 18, 2009

Report of Independent Registered Public Accounting Firm

To the Partners of
United States Natural Gas Fund, LP

We have audited the accompanying statements of financial condition of United States Natural Gas Fund, LP, (the “Fund”) as of December 31, 2008 and 2007, including the schedule of investments as of December 31, 2008 and 2007, and the related statements of operations, changes in partners’ capital and cash flows for the year ended December 31, 2008 and the periods from April 18, 2007 (commencement of operations) through December 31, 2007 and September 11, 2006 (inception) through December 31, 2006. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Natural Gas Fund, LP as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and the periods from April 18, 2007 (commencement of operations) through December 31, 2007 and September 11, 2006 (inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2009 expressed an unqualified opinion on the Fund’s internal control over financial reporting.

/s/ Spicer Jeffries LLP
Greenwood Village, Colorado
February 18, 2009

United States Natural Gas Fund, LP
Statements of Financial Condition
At December 31, 2008 and 2007

	2008	2007
Assets
Cash and cash equivalents	$419,929,831	$488,067,199
Equity in UBS Securities LLC trading accounts:
Cash	293,619,554	85,115,889
Unrealized gain (loss) on open commodity futures contracts	(7,704,870)	20,043,880
Interest receivable	355,156	690,046
Other assets	137,786	92,955
Total assets	$706,337,457	$594,009,969

Liabilities and Partners’ Capital
General Partner management fees (Note 3)	$370,060	$264,556
Payable for units redeemed	9,307,208	-
Tax reporting fees payable	680,773	239,954
License fees payable	61,226	51,560
Directors’ fees payable	27,880	36,118
Other liabilities	175,800	22,800
Total liabilities	10,622,947	614,988

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	-	-
Limited Partners	695,714,510	593,394,981
Total Partners’ Capital	695,714,510	593,394,981

Total liabilities and partners’ capital	$706,337,457	$594,009,969

Limited Partners’ units outstanding	29,900,000	16,400,000
Net asset value per unit	$23.27	$36.18
Market value per unit	$23.17	$36.24

See accompanying notes to financial statements.

United States Natural Gas Fund, LP
Schedule of Investments
At December 31, 2008

Open Futures Contracts

	Number of	Loss on Open Commodity	% of Partners’
	Contracts	Contracts	Capital
United States Contracts
Natural Gas Futures contracts, expire February 2009	12,375	$(7,704,870)	(1.11)

Cash Equivalents
	Cost	Market Value
United States - Money Market Fund
Goldman Sachs Financial Square Funds - Government Fund	$298,603,373	298,603,373	42.92
	$298,603,373	298,603,373	42.92

Cash		121,326,458	17.44
Total Cash and Cash Equivalents		419,929,831	60.36

Cash on deposit with broker		293,619,554	42.20
Liabilities, less receivables and other assets		(10,130,005)	(1.45)
Total Partners’ Capital		$695,714,510	100.00

United States Natural Gas Fund, LP
Schedule of Investments
At December 31, 2007

Open Futures Contracts
		Gain on Open
	Number of	Commodity	% of Partners’
	Contracts	Contracts	Capital

United States Contracts
Natural Gas Futures contracts, expire February 2008	7,924	$20,043,880	3.38

Cash Equivalents
	Cost	Market Value
United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund	$25,791,412	25,791,412	4.34
Goldman Sachs Financial Square Funds - Treasury Instruments Fund	150,704,628	150,704,628	25.40
	$176,496,040	176,496,040	29.74

Cash		311,571,159	52.51
Total Cash and Cash Equivalents		488,067,199	82.25

Cash on deposit with broker		85,115,889	14.34
Other assets and receivables in excess of liabilities		168,013	0.03
Total Partners’ Capital		$593,394,981	100.00

See accompanying notes to financial statements.

United States Natural Gas Fund, LP
Statements of Operations
For the year ended December 31, 2008 and the periods from April 18, 2007 (commencement of operations) to December 31, 2007 and September 11, 2006 (inception) to December 31, 2006

		Period from	Period from
	Year ended	April 18, 2007 to	September 11, 2006 to
	December 31, 2008	December 31, 2007	December 31, 2006

Income
Gains (losses) on trading of commodity futures contracts:
Realized losses on closed positions	$(469,854,610)	$(39,939,850)	$-
Change in unrealized gains (losses) on open positions	(27,748,750)	20,043,880	-
Interest income	12,225,534	8,242,264	-
Other income	202,000	107,000	-

Total loss	(485,175,826)	(11,546,706)	-

Expenses
General Partner management fees (Note 3)	4,373,723	1,239,862	-
Professional fees	1,072,269	272,472	-
Brokerage commission fees	867,175	351,310	-
Registration fees	348,874	41,980	-
License fees	236,664	81,317	-
Directors’ fees	130,107	58,380	-

Total expenses	7,028,812	2,045,321	-

Net loss	$(492,204,638)	$(13,592,027)	$-
Net loss per limited partnership unit	$(12.91)	$(13.82)	$-
Net loss per weighted average limited partnership unit	$(25.50)	$(1.78)	$-
Weighted average limited partnership units outstanding	19,303,825	7,644,574	-

See accompanying notes to financial statements.

United States Natural Gas Fund, LP
Statements of Changes in Partners’ Capital
For the year ended December 31, 2008 and the periods from April 18, 2007 (commencement of operations) to December 31, 2007 and September 11, 2006 (inception) to December 31, 2006

	General Partner	Limited Partners	Total

Balances, at Inception	$-	$-	$-
Initial contribution of capital	20	980	1,000

Balances, at December 31, 2006	20	980	1,000
Addition of 37,900,000 partnership units	-	1,458,786,977	1,458,786,977
Redemption of 21,500,000 partnership units	(20)	(851,800,949)	(851,800,969)
Net loss	-	(13,592,027)	(13,592,027)

Balances, at December 31, 2007	-	593,394,981	593,394,981
Addition of 69,800,000 partnership units	-	2,691,884,826	2,691,884,826
Redemption of 56,300,000 partnership units	-	(2,097,360,659)	(2,097,360,659)
Net loss	-	(492,204,638)	(492,204,638)

Balances, at December 31, 2008	$-	$695,714,510	$695,714,510

Net Asset Value Per Unit
At December 31, 2006	$-
At April 18, 2007 (commencement of operations)	$50.00
At December 31, 2007	$36.18
At December 31, 2008	$23.27

See accompanying notes to financial statements.

United States Natural Gas Fund, LP
Statements of Cash Flows
For the year ended December 31, 2008 and the periods from April 18, 2007 (commencement of operations) to December 31, 2007 and September 11, 2006 (inception) to December 31, 2006

	Year ended	Period from April 18, 2007 to	Period from September 11, 2006 to
	December 31, 2008	December 31, 2007	December 31, 2006

Cash Flows from Operating Activities:
Net loss	$(492,204,638)	$(13,592,027)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in commodity futures trading account - cash	(208,503,665)	(85,115,889)	-
Unrealized (gains) losses on futures contracts	27,748,750	(20,043,880)	-
Decrease (increase) in interest receivable and other assets	290,059	(783,001)	-
Increase in General Partner management fees payable	105,504	264,556	-
Increase in tax reporting fees payable	440,819	239,954	-
Increase in license fees payable	9,666	51,560	-
Increase (decrease) in directors’ fees payable	(8,238)	36,118	-
Increase in other liabilities	153,000	22,800	-
Net cash used in operating activities	(671,968,743)	(118,919,809)	-

Cash Flows from Financing Activities:
Subscription of partnership units	2,691,884,826	1,458,786,977	1,000
Redemption of partnership units	(2,088,053,451)	(851,800,969)	-

Net cash provided by financing activities	603,831,375	606,986,008	1,000

Net Increase (Decrease) in Cash and Cash Equivalents	(68,137,368)	488,066,199	1,000

Cash and Cash Equivalents, beginning of period	488,067,199	1,000	-
Cash and Cash Equivalents, end of period	$419,929,831	$488,067,199	$1,000

See accompanying notes to financial statements.

United States Natural Gas Fund, LP
Notes to Financial Statements
For the year ended December 31, 2008
and the periods ended December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“USNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. USNG is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USNG’s units traded on the American Stock Exchange (the “AMEX”). USNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”). The investment objective of USNG is for the changes in percentage terms of its net asset value reflect the changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana as measured by the changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USNG’s expenses. USNG accomplishes its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of December 31, 2008, USNG held 12,375 Futures Contracts traded on the NYMEX.

USNG commenced investment operations on April 18, 2007 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of USNG. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008.

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

In April 2007, USNG initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, USNG listed its units on the AMEX under the ticker symbol “UNG”. On that day, USNG established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000. USNG also commenced investment operations on April 18, 2007 by purchasing Futures Contracts traded on the NYMEX based on natural gas. As a result of the acquisition of the AMEX by NYSE Euronext, USNG’s units commenced trading on the NYSE Arca on November 25, 2008. As of December 31, 2008, USNG had registered a total of 180,000,000 units.

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

Additions and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem units (“Redemption Baskets”) only in blocks of 100,000 units equal to the net asset value of the units determined as of the earlier of the close of the NYSE or 4:00 p.m. New York time on the day the order is placed.

USNG records units sold or redeemed one business day after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in USNG’s statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at December 31, 2008.

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

Ongoing Registration Fees and Other Offering Expenses

USNG pays all costs and expenses associated with the ongoing registration of units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the year ended December 31, 2008 and the period ended December 31, 2007, USNG incurred $348,874 and $41,980, respectively, in registration fees and other offering expenses.

Directors’ Fees

USNG is responsible for paying the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the General Partner who are also audit committee members. During 2008, USNG shared these fees with USOF, US12OF, UGA and USHO based on the relative assets of each fund, computed on a daily basis. These fees for calendar year 2008 amounted to a total of $282,000 for all five funds, and USNG’s portion of such fees was $130,371. For the periods from April 18, 2007 (inception) through December 31, 2007, these fees were $286,000 and USNG’s portion of such fees was $59,420.

Licensing Fees

As discussed in Note 4, USNG entered into a licensing agreement with the NYMEX on May 30, 2007. The agreement has an effective date of April 10, 2006. Pursuant to the agreement, USNG and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the year ended December 31, 2008 and the period from April 18, 2007 through December 31, 2007, USNG incurred $236,664 and $81,317, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by USNG. These costs are estimated to be $1,150,000 for the year ended December 31, 2008.

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

USNG is also party to a custodian agreement, dated March 13, 2006, with Brown Brothers Harriman & Co. (“BBH&Co.”), whereby BBH&Co. holds investments on behalf of USNG. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, USNG is party to an administrative agency agreement, dated March 13, 2006, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USNG. The General Partner also pays the fees of BBH&Co. for its services under this agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, the greater of a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to all funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of USNG’s, USOF’s, US12OF’s, UGA’s and USHO’s combined net assets, (b) 0.0465% for USNG’s, USOF’s, US12OF’s, UGA’s and USHO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USNG’s, USOF’s, US12OF’s, UGA’s and USHO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

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

USNG invests its cash in money market funds that seek to maintain a stable net asset value. USNG is exposed to any risk of loss associated with an investment in these money market funds. As of December 31, 2008 and 2007, USNG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $713,549,385 and $573,183,088, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the year ended December 31, 2008 the period from April 18, 2007 (commencement of operations) to December 31, 2007 and September 11, 2006 (inception) to December 31, 2006. This information has been derived from information presented in the financial statements.

			For the period from		For the period from
	Year ended		April 18, 2007 to		September 11, 2006
	December 31, 2008		December 31, 2007		December 31, 2006

Per Unit Operating Performance:

Net asset value, beginning of period	$36.18		$50.00		$-
Total loss	(12.55)		(13.55)		-
Total expenses	(0.36)		(0.27)		-
Net decrease in net asset value	(12.91)		(13.82)		-
Net asset value, end of period	$23.27		$36.18		$-

Total Return	(35.68	) %	(27.64	) %	-%

Ratios to Average Net Assets
Total loss	(66.25	) %	(5.59	) %	-%
Expenses excluding management fees	0.36%		0.39	%*	-%
Management fees	0.60%		0.60	%*	-%
Net loss	(67.21	) %	(6.58	) %	-%
*Annualized

Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USNG.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2008 and 2007.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2008	2008	2008	2008
Tot Total Income (Loss)	$156,689,207	$176,316,721	$(531,720,749)	$(286,461,005)
Total Expenses	1,365,216	1,495,927	2,059,176	2,108,493
Net Income (Loss)	$155,323,991	$174,820,794	$(533,779,925)	$(288,569,498)
Net Income (Loss) per Unit	$12.61	$13.87	$(29.59)	$(9.80)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2007	2007	2007	2007
Total Income (Loss)	$-	$(7,658,968)	$8,655,926	$(12,543,664)
Total Expenses	-	79,457	621,505	1,344,359
Net Income (Loss)	$-	$(7,738,425)	$8,034,421	$(13,888,023)
Net Income (Loss) per Unit	$-	$(6.51)	$(5.28)	$(2.03)

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of USNG’s securities at December 31, 2008 using the fair value hierarchy:

At December 31, 2008	Total	Level I	Level II	Level III

Investments	$298,603,373	$298,603,373	$-	$-
Derivative assets	(7,704,870)	(7,704,870)	-	-

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2008, Statement of Financial Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), was issued and became effective for fiscal years that began after November 15, 2008.  SFAS 161 requires enhanced disclosures to provide information about the reasons USNG invests in derivative instruments, the accounting treatment of derivative instruments and the effect derivatives have on USNG’s financial performance. The General Partner is currently evaluating the impact the adoption of SFAS 161 will have on USNG’s financial statement disclosures.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

USNG maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in USNG’s periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

Management’s Annual Report on Internal Control Over Financial Reporting

USNG is responsible for establishing and maintaining adequate internal control over financial reporting. USNG’s internal control system is designed to provide reasonable assurance to its management and the board of directors of the General Partner regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management’s report on internal control over financial reporting is set forth above under the heading, “Management’s Annual Report on Internal Control Over Financial Reporting” in Item 8.

Change in Internal Control Over Financial Reporting

There were no changes in USNG’s internal control over financial reporting during USNG’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, USNG’s internal control over financial reporting.

Item 9B.    Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22(h) under the CEA, each month USNG publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is filed with the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USNG’s website at www.unitedstatesnaturalgasfund.com.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance.

Mr. Nicholas Gerber and Mr. Howard Mah serve as executive officers of the General Partner. USNG has no executive officers. Its affairs are generally managed by the General Partner. The following individuals serve as Management & Directors of the General Partner.

Nicholas Gerber has been the President and CEO of the General Partner since June 9, 2005 and a Management Director of the General Partner since May 10, 2005. He maintains his main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. Mr. Gerber has acted as a portfolio manager for USNG since it commenced operations in April 2007 and the Related Public Funds since April 2006. Mr. Gerber will act as a portfolio manager for USSO and US12NG. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005, and registered with the CFTC as an Associated Person of the General Partner on December 1, 2005. Currently, Mr. Gerber manages USNG and the Related Public Funds. He will also manage USSO and US12NG. Mr. Gerber has also served as Vice President/Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd. since June of 2003. Mr. Gerber has an extensive background in securities portfolio management and in developing investment funds that make use of indexing and futures contracts. He is also the founder of Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since March 1995. Since August 1995, Mr. Gerber has been the portfolio manager of the Ameristock Mutual Fund, Inc. a mutual fund registered under the Investment Company Act of 1940, focused on large cap U.S. equities that, as of December 31, 2008, had approximately $188 million in assets. He has also been a Trustee for the Ameristock ETF Trust since June 2006, and served as a portfolio manager for the Ameristock/Ryan 1Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has passed the Series 3 examination for associated persons. He holds an MBA in finance from the University of San Francisco and a BA from Skidmore College. Mr. Gerber is 46 years old.

Howard Mah has been a Management Director of the General Partner since May 10, 2005, Secretary of the General Partner since June 9, 2005, and Chief Financial Officer of the General Partner since May 23, 2006. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005. In these roles, Mr. Mah is currently involved in the management of USNG and the Related Public Funds and will be involved in the management of USSO and US12NG. Mr. Mah also serves as the General Partner’s Chief Compliance Officer. He received a Bachelor of Education from the University of Alberta, in 1986 and an MBA from the University of San Francisco in 1988. He has been Secretary and Chief Compliance Officer of the Ameristock ETF Trust since February 2007, Chief Compliance Officer of Ameristock Corporation since January 2001; a tax & finance consultant in private practice since January 1995, Secretary of Ameristock Mutual Fund since June 1995 and Ameristock Focused Value Fund from December 2000 to January 2005; Chief Compliance Officer of Ameristock Mutual Fund since August 2004 and the Co-Portfolio Manager of the Ameristock Focused Value Fund from December 2000 to January 2005. Mr. Mah is 44 years old.

Andrew F. Ngim has been a Management Director of the General Partner since May 10, 2005 and Treasurer of the General Partner since June 9, 2005. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005. As Treasurer of the General Partner, Mr. Ngim is currently involved in the management of USNG and the Related Public Funds and will be involved in the management of USSO and US12NG. He received a Bachelor of Arts from the University of California at Berkeley in 1983. Mr. Ngim has been Ameristock Corporation’s Managing Director since January 1999 and co-portfolio manager of Ameristock Corporation since January 2000, Trustee of the Ameristock ETF Trust since February 2007, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. Mr. Ngim is 48 years old.

Robert L. Nguyen has been a Management Director of the General Partner since May 10, 2005. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005 and registered with the CFTC as an Associated Person on November 9, 2007. As a Management Director of the General Partner, Mr. Nguyen is currently involved in the management of USNG and the Related Public Funds and will be involved in the management of USSO and US12NG. He received a Bachelor of Science from California State University Sacramento in 1981. Mr. Nguyen has been the Managing Principal of Ameristock Corporation since January 2000. Mr. Nguyen is 49 years old.

The following individuals provide significant services to USNG but are employed by the entities noted below.

John P. Love has acted as the Portfolio Operations Manager for USNG since it commenced operations in April 2007 and the Related Public Funds since January 2006 and is expected to be the Portfolio Operations Manager for USSO and US12NG. Mr. Love is also employed by the General Partner. He has been listed with the CFTC as a Principal of the General Partner since January 17, 2006. Mr. Love also served as the operations manager of Ameristock Corporation from October 2002 to January 2007, where he was responsible for back office and marketing activities for the Ameristock Mutual Fund and Ameristock Focused Value Fund and for the firm in general. Mr. Love holds a Series 3 license and registered with the CFTC as an Associated Person of the General Partner on December 1, 2005. He holds a BFA in cinema-television from the University of Southern California. Mr. Love is 37 years old.

John T. Hyland, CFA acts as a Portfolio Manager and as the Chief Investment Officer for the General Partner. Mr. Hyland is employed by the General Partner. He registered with the CFTC as an Associated Person of the General Partner on December 1, 2005, and has been listed as a Principal of the General Partner since January 17, 2006. Mr. Hyland became the Portfolio Manager for USNG, USOF, US12OF, UGA and USHO in April 2007, April 2006, December 2007, February 2008 and April 2008, respectively, and as Chief Investment Officer of the General Partner since January 2008, acts in such capacity on behalf of USNG and the Related Public Funds. He is also expected to become the Portfolio Manager for USSO and US12NG. As part of his responsibilities for USNG and the Related Public Funds, Mr. Hyland handles day-to-day trading, helps set investment policies, and oversees USNG’s and the Related Public Funds’ activities with their futures commission brokers, custodian-administrator, and marketing agent. Mr. Hyland has an extensive background in portfolio management and research with both equity and fixed income securities, as well as in the development of new types of complex investment funds. In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that provides portfolio management and new fund development expertise to non-U.S. institutional investors. Mr. Hyland has been, and remains, a Principal and Portfolio Manager for Towerhouse. From July 2001 to January 2002, Mr. Hyland was the Director of Global Property Securities Research for Roulac International, where he worked on the development of a hedge fund focused on global real estate stocks. Mr. Hyland received his Chartered Financial Analyst (“CFA”) designation in 1994. From 1993 until 2003, Mr. Hyland was on the Board of Directors of the Security Analysts of San Francisco (“SASF”), a not-for-profit organization of investment management professionals. He served as the president of the SASF from 2001-2002. Mr. Hyland is a member of the CFA Institute (formerly AIMR). He is also a member of the National Association of Petroleum Investment Analysts, a not-for-profit organization of investment professionals focused on the oil industry. He serves as an arbitrator for FINRA, as part of their dispute resolution program. He is a graduate of the University of California, Berkeley and received a BA in political science/international relations in 1982. Mr. Hyland is 49 years old.

The following individuals serve as independent directors of the General Partner.

Peter M. Robinson has been an Independent Director of the General Partner since September 30, 2005 and, as such, serves on the board of directors of the General Partner, which acts on behalf of USNG, and the Related Public Funds and will serve on behalf of USSO and US12NG, if such funds commence operations. Mr. Robinson has been employed as a Research Fellow with the Hoover Institution since 1993. Mr. Robinson graduated from Dartmouth College in 1979 and Oxford University in 1982. Mr. Robinson spent six years in the White House, serving from 1982 to 1983 as chief speechwriter to Vice President George Bush and from 1983 to 1988 as special assistant and speechwriter to President Ronald Reagan. After the White House, Mr. Robinson received an MBA from the Stanford University Graduate School of Business. Mr. Robinson then spent a year in New York City with Fox Television. He spent a second year in Washington, D.C., with the Securities and Exchange Commission, where he served as the director of the Office of Public Affairs, Policy Evaluation, and Research. Mr. Robinson has also written three books and has been published in the New York Times, Red Herring, and Forbes ASAP and he is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson is 51 years old.

Gordon L. Ellis has been an Independent Director of the General Partner since September 30, 2005 and, as such, serves on the board of directors of the General Partner, which acts on behalf of USNG, and the Related Public Funds and will serve on behalf of USSO and US12NG, if such funds commence operations. Mr. Ellis has been Chairman of International Absorbents, Inc. since July 1988, President and Chief Executive Officer since November 1996 and a Class I Director of the company since July 1985. Mr. Ellis is also a director of Absorption Corp., International Absorbents, Inc.’s wholly-owned subsidiary. Mr. Ellis is a director/trustee of Polymer Solutions, Inc., a former publicly-held company that sold all of its assets effective as of February 3, 2004 and is currently winding down its operations and liquidating following such sale. Mr. Ellis is a Professional Engineer, a Certified Director, and holds an MBA in international finance. Mr. Ellis is 62 years old.

Malcolm R. Fobes III has been an Independent Director of the General Partner since September 30, 2005 and, as such, serves on the board of directors of the General Partner, which acts on behalf of USNG and the Related Public Funds and will serve on behalf of USSO and US12NG, if such funds commence operations. Mr. Fobes is the founder, Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since 1997. Since 1997, Mr. Fobes has been the Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Mr. Fobes also serves as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. From April 2000 to July 2006, Mr. Fobes also served as co-portfolio manager of The Wireless Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in companies engaged in the development, production, or distribution of wireless-related products or services. In these roles, Mr. Fobes has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Fobes was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Prior to forming Berkshire Capital Holdings, Inc., Mr. Fobes was employed by various technology-related companies, including Adobe Systems, Inc., a leading provider of digital publishing and imaging software technologies. Mr. Fobes holds a B.S. degree in Finance and Economics from San Jose State University in California. Mr. Fobes is 44 years old.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for the General Partner: Melinda Gerber, the Gerber Family Trust, Howard Mah, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, and John Hyland. These individuals are principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also principals due to their controlling stake in Wainwright. None of the principals owns or has any other beneficial interest in USNG. Nicholas Gerber and John Hyland make trading and investment decisions for USNG. Nicholas Gerber, John Love and John Hyland execute trades on behalf of USNG. In addition, Nicholas Gerber, John Love, John Hyland, Robert Nguyen, Kathryn Rooney and Ray Allen are registered with the CFTC as Associated Persons of the General Partner and are NFA Associate Members.

Audit Committee

The Board of the General Partner has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III). The audit committee is governed by an audit committee charter that is posted on USNG’s website at www.unitedstatesnaturalgasfund.com. Any unitholder of USNG may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259. The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter. The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Corporate Governance Policy

The Board of the General Partner has adopted a Corporate Governance Policy that applies to USNG, USOF, US12OF, UGA, USHO, USSO and US12NG. USNG has posted the text of the Corporate Governance Policy on its website at www.unitedstatesnaturalgasfund.com. Any unitholder of USNG may also obtain a printed copy of the Corporate Governance Policy, free of charge, by calling 1-800-920-0259.

Code of Ethics

The General Partner of USNG has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and also to USNG. USNG has posted the text of the Code of Ethics on its website at www.unitedstatesnaturalgasfund.com. Any unitholder of USNG may also obtain a printed copy of the Code of Ethics, free of charge, by calling 1-800-920-0259. USNG intends to disclose any amendments or waivers to the Code of Ethics applicable to the General Partner’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on its website. A copy of the Code of Ethics is filed as an exhibit to this annual report on Form 10-K.

Executive Sessions of the Non-Management Directors

In accordance with the Corporate Governance Policy of the General Partner, the non-management directors of the Board (who are the same as the independent directors of the Board) meet separately from the other directors in regularly scheduled executive sessions, without the presence of Management Directors or executive officers of the General Partner. The non-management directors have designated Malcolm R. Fobes III to preside over each such executive session. Interested parties who wish to make their concerns known to the non-management directors may communicate directly with Mr. Fobes by writing to 475 Milan Drive, No. 103, San Jose, CA  95134-2453 or by e-mail at uscf.director@gmail.com

Other Information

In addition to the certifications of the Chief Executive Officer and Chief Financial Officer of the General Partner filed or furnished with this annual report on Form 10-K regarding the quality of USNG’s public disclosure, USNG will submit, within 30 days after filing this annual report on Form 10-K, to the NYSE Arca a certification of the Chief Executive Officer of the General Partner certifying that he is not aware of any violation by USNG of NYSE Arca corporate governance listing standards.

Item 11.    Executive Compensation.

Compensation to the General Partner and Other Compensation

USNG does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by the General Partner for the work they perform on behalf of USNG and other entities controlled by the General Partner. USNG does not reimburse the General Partner for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by the General Partner. USNG pays fees to the General Partner pursuant to the LP Agreement under which the fund is obligated to pay the General Partner an annualized fee of 0.60% of average daily net assets of USNG for the first $1,000,000,000 and 0.50% of average daily net assets of USNG for amounts above $1,000,000,000. For 2008, USNG paid the General Partner aggregate fees of $4,373,723.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2008, by the Directors of the General Partner. USNG’s portion of the aggregate fees paid to the Directors for the calender year 2008 was $59,420.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation(1)	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$52,000	NA	NA	NA	$0	$35,000	$87,000
Gordon L. Ellis	$52,000	NA	NA	NA	$0	$35,000	$87,000
Malcolm R. Fobes III	$73,000	NA	NA	NA	$0	$35,000	$108,000

(1)
Payments made under this column represent cash payments made in lieu of directors’ and officers’ insurance coverage. Such payments were made only to the Independent Directors of the General Partner for their service on the Board of the General Partner on behalf of USNG and the Related Public Funds.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of the General Partner, nor the employees of USNG own any units of USNG. In addition, USNG is not aware of any 5% holder of its units.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

USNG has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between USNG and the directors or officers of the General Partner that have not been disclosed herein. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Any transaction with a related person that must be disclosed in accordance with SEC Regulation S-K item 404(a), including financial transactions by USNG with directors or executive officers of the General Partner or holders of beneficial interests in the General Partner or USNG of more than 5%, will be subject to the provisions regarding “Resolutions of Conflicts of Interest; Standard of Care” as set forth in Section 7.7 of the LP Agreement and will be reviewed and approved by the audit committee of the Board of the General Partner.

Director Independence

In March 2008, the Board undertook a review of the independence of the directors of the General Partner and considered whether any director has a material relationship or other arrangement with the General Partner, USNG or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.    Principal Accountant Fees and Services.

The fees for services billed to the USNG by its independent auditors for the last two fiscal years are as follows:

	2008		2007
Audit fees	$160,000	*	$75,000
Audit-related fees	-		-
Tax fees	-		-
All other fees	-		-
	$160,000		$75,000

* Amount expected to be billed for 2008 services.

Audit fees consist of fees paid to Spicer Jeffries LLP for (i) the audit of USNG’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and filed on USNG’s current reports on Form 8-K; (ii) the audit of USNG’s internal control over financial reporting included in the annual report on Form 10-K; and (iii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

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

Part IV

Item 15.    Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 75.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1*	Second Amended and Restated Agreement of Limited Partnership.

3.2**	Certificate of Limited Partnership of the Registrant.

10.1***	Form of Initial Authorized Purchaser Agreement.

10.2****	Form of Marketing Agent Agreement.

10.3*****	License Agreement.

10.4****	Form of Custodian Agreement.

10.5******	Amendment Agreement to the Custodian Agreement.

10.6****	Form of Administrative Agency Agreement.

10.7******	Amendment Agreement to the Administrative Agency Agreement.

14.1******	Code of Ethics.

23.1******	Consent of Independent Registered Public Accounting Firm.

31.1******	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2******	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1******	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2******	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on December 7, 2007.
**	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333- 137871) filed on October 6, 2006.
***	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333- 137871) filed on March 9, 2007.
****	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333- 137871) filed on December 22, 2006.
*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
******	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Natural Gas Fund, LP (Registrant)
By:  United States Commodity Funds LLC, its general partner
(formerly known as Victoria Bay Asset Management, LLC)

By:  /s/ Nicholas D. Gerber

Nicholas D. Gerber
Chief Executive Officer
(Principal executive officer)

Date:  March 2, 2009

By:  /s/ Howard Mah

Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date:  March 2, 2009

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 2, 2009
Nicholas D. Gerber

/s/ Howard Mah	Management Director	March 2, 2009
Howard Mah

/s/ Andrew Ngim	Management Director	March 2, 2009
Andrew Ngim

/s/ Robert Nguyen	Management Director	March 2, 2009
Robert Nguyen

/s/ Peter M. Robinson	Independent Director	March 2, 2009
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 2, 2009
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 2, 2009
Malcolm R. Fobes III