Form 10-Q
period 2009-03-31
United States Natural Gas Fund, LP
filed 2009-05-11
CIK 1376227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33096

United States Natural Gas Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes    ☐ No

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

☐ Yes    ☒ No

UNITED STATES NATURAL GAS FUND, LP

Table of Contents

Part I.    FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements.

United States Natural Gas Fund, LP
Condensed Statements of Financial Condition
At March 31, 2009 (Unaudited) and December 31, 2008

	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$419,898,161	$419,929,831
Equity in UBS Securities LLC trading accounts:
Cash	326,709,037	293,619,554
Unrealized gain (loss) on open commodity futures contracts	(26,975,390)	(7,704,870)
Receivable for units sold	99,746,892	-
Interest receivable	131,300	355,156
Other assets	458,324	137,786

Total assets	$819,968,324	$706,337,457

Liabilities and Partners' Capital
Payable for units redeemed	$-	$9,307,208
General Partner management fees (Note 3)	338,445	370,060
Brokerage commissions payable	69,750	39,500
Other liabilities	198,912	906,179

Total liabilities	607,107	10,622,947

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	819,361,217	695,714,510
Total Partners' Capital	819,361,217	695,714,510

Total liabilities and partners' capital	$819,968,324	$706,337,457

Limited Partners' units outstanding	53,800,000	29,900,000
Net asset value per unit	$15.23	$23.27
Market value per unit	$15.20	$23.17

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2009

Open Futures Contracts
	Number of	Loss on Open Commodity	% of Partners'
	Contracts	Contracts	Capital
United States Contracts
Natural Gas Futures contracts, expire May 2009	21,700	$(26,975,390)	(3.29)

Cash Equivalents
	Cost	Market Value
United States - Money Market Funds
Fidelity Institutional Government Portfolio – Class I	$100,000,000	100,000,000	12.20
Goldman Sachs Financial Square Funds - Government Fund	249,402,231	249,402,231	30.44
	$349,402,231	349,402,231	42.64

Cash		70,495,930	8.61
Total Cash and Cash Equivalents		419,898,161	51.25

Cash on deposit with broker		326,709,037	39.87
Other assets and receivables in excess of liabilities		99,729,409	12.17
Total Partners' Capital		$819,361,217	100.00

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2009 and 2008

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
Income
Gains (losses) on trading of commodity futures contracts:
Realized gains (losses) on closed positions	$(278,570,580)	$153,024,710
Change in unrealized gains (losses) on open positions	(19,270,520)	683,770
Interest income	498,606	2,938,727
Other income	65,000	42,000

Total income (loss)	(297,277,494)	156,689,207

Expenses
General Partner management fees (Note 3)	1,028,268	758,397
Brokerage commissions	372,955	144,671
Other expenses	326,259	462,148

Total expenses	1,727,482	1,365,216

Net income (loss)	$(299,004,976)	$155,323,991
Net income (loss) per limited partnership unit	$(8.04)	$12.61
Net income (loss) per weighted average limited partnership unit	$(7.86)	$12.89
Weighted average limited partnership units outstanding	38,052,222	12,049,451

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the three months ended March 31, 2009

	General Partner	Limited Partners	Total

Balances, at December 31, 2008	$-	$695,714,510	$695,714,510
Addition of 28,100,000 partnership units	-	498,742,196	498,742,196
Redemption of 4,200,000 partnership units	-	(76,090,513)	(76,090,513)
Net loss	-	(299,004,976)	(299,004,976)

Balances, at March 31, 2009	$-	$819,361,217	$819,361,217

Net Asset Value Per Unit
At December 31, 2008	$23.27
At March 31, 2009	$15.23

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2009 and 2008

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
Cash Flows from Operating Activities:
Net income (loss)	$(299,004,976)	$155,323,991
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in commodity futures trading account – cash	(33,089,483)	(53,605,907)
Unrealized (gains) losses on futures contracts	19,270,520	(683,770)
Decrease (increase) in interest receivable and other assets	(96,682)	180,344
Increase (decrease) in commissions payable	30,250	(3,600)
Decrease in management fees payable	(31,615)	(23,849)
Increase (decrease) in other liabilities	(707,267)	259,923
Net cash provided by (used in) operating activities	(313,629,253)	101,447,132

Cash Flows from Financing Activities:
Subscription of partnership units	398,995,304	350,713,442
Redemption of partnership units	(85,397,721)	(587,179,364)

Net cash provided by (used in) financing activities	313,597,583	(236,465,922)

Net Decrease in Cash and Cash Equivalents	(31,670)	(135,018,790)

Cash and Cash Equivalents, beginning of period	419,929,831	488,067,199
Cash and Cash Equivalents, end of period	$419,898,161	$353,048,409

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Notes to Condensed Financial Statements
For the three months ended March 31, 2009 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“USNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. USNG is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USNG’s units traded on the American Stock Exchange (the “AMEX”). USNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”). The investment objective of USNG is to have the changes in percentage terms of its units’ net asset value reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will become, over a 4-day period, the next month contract to expire, less USNG’s expenses. USNG accomplishes its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of March 31, 2009, USNG held 21,700 Futures Contracts traded on the NYMEX.

USNG commenced investment operations on April 18, 2007 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of USNG. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission effective December 1, 2005.  The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008.

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

In addition, Authorized Purchasers pay USNG a $1,000 fee for each order to create one or more Creation Baskets or redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”). Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of USNG but rather at market prices quoted on such exchange.

In April 2007, USNG initially registered 30,000,000 units on Form S-1 with the SEC. On April 18, 2007, USNG listed its units on the AMEX under the ticker symbol “UNG”. On that day, USNG established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000.  USNG also commenced investment operations on April 18, 2007 by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of March 31, 2009, USNG had registered a total of 180,000,000 units.

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

Additions and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units equal to the net asset value of the units determined as of 4:00 p.m. New York time on the day the order is placed.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at March 31, 2009.

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

Ongoing Registration Fees and Other Offering Expenses

USNG pays all costs and expenses associated with the ongoing registration of units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three month periods ended March 31, 2009 and 2008, USNG incurred $36,192 and $68,217, respectively, in registration fees and other offering expenses.

Directors’ Fees

USNG is responsible for paying for its portion of directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also its audit committee members. USNG shares these fees with USOF, US12OF, UGA and USHO based on the relative assets of each fund, computed on a daily basis. These fees for the calendar year 2009 are estimated to be a total of $477,000 for all funds.

Licensing Fees

As discussed in Note 4, USNG entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, USNG and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000.  During the three month periods ended March 31, 2009 and 2008, USNG incurred $42,977 and $49,887, respectively, under this arrangement.

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

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USNG and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USNG’s, USOF’s, US12OF’s, UGA’s and USHO’s combined net assets, (b) 0.0465% for USNG’s, USOF’s, US12OF’s, UGA’s and USHO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USNG’s, USOF’s, US12OF’s, UGA’s and USHO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $30.00 per transaction.

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

USNG invests primarily in Futures Contracts traded on the NYMEX. On May 30, 2007, USNG and the NYMEX entered into a licensing agreement whereby USNG was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, USNG and the affiliated funds managed by the General Partner pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

USNG expressly disclaims any association with the NYMEX or endorsement of USNG by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USNG engages in the trading of futures contracts and options on futures contracts (collectively, “derivatives”). USNG is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

USNG may enter into futures contracts and options on futures contracts to gain exposure to changes in the value of an underlying commodity.  A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place.  The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

The purchase and sale of futures contracts and options on futures contracts require margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

Futures contracts involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure USNG has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract.

All of the futures contracts currently traded by USNG are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, USNG must rely solely on the credit of its respective individual counterparties. However, in the future, if USNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. USNG also has credit risk since the sole counterparty to all domestic and foreign futures contracts is the exchange on which the relevant contracts are traded.  In addition, USNG bears the risk of financial failure by the clearing broker.

Fair Value of Derivative Instruments

Asset Derivatives
	As of March 31, 2009			As of December 31, 2008
Derivatives not	Condensed			Condensed
Accounted	Statement of			Statement of
for as Hedging	Financial			Financial
Instruments under	Condition	Unrealized		Condition	Unrealized
Statement 133	Location	Depreciation		Location	Depreciation

Commodity Contracts	Assets	$(26,975,390	)*	Assets	$(7,704,870)

* Includes cumulative appreciation/(depreciation) of futures contracts as reported on the Condensed Schedule of Investments.

The Effect of Derivative Instruments on the Condensed Statements of Operations
for the three months ended March 31, 2008 and 2009

			Change in		Change in
		Realized	Unrealized	Realized	Unrealized
Derivatives not	Location of	Gain or (Loss)	Appreciation or	Gain or (Loss)	Appreciation or
Accounted	Gain or (Loss)	on Derivatives	(Depreciation)	on Derivatives	(Depreciation)
for as Hedging	on Derivatives	Recognized	Recognized	Recognized	Recognized
Instruments under	Recognized	in Income	in Income	in Income	in Income
Statement 133	in Income	2009	2009	2008	2008

Commodity Contracts	Realized gains (losses) on closed positions	$(278,570,580)	$—	$153,024,710	$—

	Change in unrealized gains (losses) on open positions	—	(19,270,520)	—	683,770

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

USNG invests its cash in money market funds that seek to maintain a stable net asset value.  USNG is exposed to any risk of loss associated with an investment in these money market funds. As of March 31, 2009 and December 31, 2008, USNG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $746,607,198 and $713,549,385, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, USNG adopted FAS 157 – Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement.  The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. FAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of USNG (observable inputs) and (2) USNG’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs).  The three levels defined by the FAS 157 hierarchy are as follows:

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

The following table summarizes the valuation of USNG’s securities at March 31, 2009 using the fair value hierarchy:

At March 31, 2009	Total	Level I	Level II	Level III

Investments	$349,402,231	$349,402,231	$-	$-
Other Financial Instruments	(26,975,390)	(26,975,390)	-	-

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2009 and 2008 for the limited partners. This information has been derived from information presented in the condensed financial statements.

	For the three months ended	For the three months ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$23.27	$36.18
Total income (loss)	(7.99)	12.72
Total expenses	(0.05)	(0.11)
Net increase (decrease) in net asset value	(8.04)	12.61
Net asset value, end of period	$15.23	$48.79

Total Return	(34.55)%	34.85%

Ratios to Average Net Assets
Total income (loss)	(42.77)%	30.82%
Expenses excluding management fees*	(0.41)%	(0.48)%
Management fees*	(0.60)%	(0.60)%
Net income (loss)	(43.02)%	30.55%

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

Introduction

USNG, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USNG is to have the changes in percentage terms of its units’ net asset value (“NAV”) reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “Benchmark Futures Contract”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will become, over a 4-day period, the futures contract that is the next month contract to expire, less USNG’s expenses.

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

On any valuation day, the Benchmark Futures Contract is the near month futures contract for natural gas traded on the New York Mercantile Exchange (the “NYMEX”) unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Futures Contract becomes, over a 4-day period, the next month contract for natural gas traded on the NYMEX. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

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

Natural gas futures prices exhibited a general downtrend during the three months ended March 31, 2009. The price of the Benchmark Futures Contract started the year at $5.622. It hit a peak on January 5, 2009 of $6.072 and then fell over the course of the period. The low price of the period was on March 27, 2009 when prices reached the $3.737 level. The period ended with the Benchmark Futures Contract at $3.776, down approximately 32.8% over the period. Similarly, USNG’s NAV initially rose during the period from a starting level of $23.27 per unit to a high on January 5, 2009 of $25.13 per unit. USNG’s NAV reached its low for the period on March 27, 2009 at $15.07 per unit. The NAV on March 31, 2009 was $15.23, down approximately 34.5% over the period.

For the first month of 2009, the natural gas futures market remained in a state of backwardation, meaning that the price of the near month natural gas futures contract was typically higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For much of the rest of the quarter, the natural gas futures market moved into a contango market, with short periods of backwardation. A contango market is one in which the price of the near month natural gas futures contract is less than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns”.

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

Results of Operations and the Natural Gas Market

Results of Operations.  On April 18, 2007, USNG listed its units on the American Stock Exchange (the “AMEX”) under the ticker symbol “UNG.” On that day, USNG established its initial offering price at $50.00 per unit and issued 200,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $10,001,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, USNG’s units no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 30,000,000 units, USNG has made two subsequent offerings of its units: 50,000,000 units which were registered with the SEC on November 21, 2007, 100,000,000 units which were registered with the SEC on August 28, 2008 and an additional 300,000,000 units that were registered with the SEC on May 6, 2009. Units offered by USNG in the subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of March 31, 2009, USNG had issued 135,800,000 units, 53,800,000 of which were outstanding. As of March 31, 2009, there were 44,200,000 units registered but not yet issued.

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

For the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

As of March 31, 2009, the total unrealized loss on natural gas Futures Contracts owned or held on that day was $(26,975,390) and USNG established cash deposits, including cash investments in money market funds, that were equal to $746,607,198.  The majority of cash assets were held in overnight deposits at USNG’s custodian bank, while 43.76% of the cash balance was held with the futures commission merchant as margin deposits for the Futures Contracts purchased. The ending per unit NAV on March 31, 2009 was $15.23.

By comparison, as of March 31, 2008, the total unrealized gain on natural gas Futures Contracts owned or held on that day was $20,727,650 and USNG established cash deposits, including cash investments in money market funds, that were equal to $491,770,205. The majority of those cash assets were held in overnight deposits at USNG’s custodian bank, while 28.21% of the cash balance was held as margin deposits with the futures commission merchant for the Futures Contracts purchased. The ending per unit NAV on March 31, 2008 was $48.79.

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

During the three month period ended March 31, 2009, the daily average total net assets of USNG were $695,033,254. During the three month period ended March 31, 2009, the total net assets of USNG did not exceed $1 billion. The management fee paid by USNG during the period amounted to $1,028,268 which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.60% over the course of this three month period.

By comparison, during the three month period ended March 31, 2008, the daily average total net assets of USNG were $508,376,226. During the three month period ended March 31, 2008, the total net assets of USNG did not exceed $1 billion on any day. The management fee paid by USNG during the period amounted to $758,397, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.60% over the course of this three month period.

In addition to the management fee, USNG pays for all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the three months ended March 31, 2009 was $699,214, as compared to $606,819 for the three months ended March 31, 2008. The increase in expenses from the period ended March 31, 2008 to the period ended March 31, 2009 was primarily due to the relative size of USNG and activity that resulted from the increased size, including increased brokerage fees, increased licensing fees and increased tax reporting costs, due to the greater number of unitholders during the period. For the three months ended March 31, 2009, USNG incurred $36,192 in fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended March 31, 2008, USNG incurred $68,217 in ongoing registration fees and other expenses relating to the registration and offering of additional units.

USNG is responsible for paying for its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also its audit committee members. USNG shares these fees with the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”) based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2009 are estimated to be a total of $477,000 for all funds. By comparison, for the year ended December 31, 2008, these fees amounted to a total of $282,000 for all funds, and USNG’s portion of such fees was $130,371. Directors’ expenses are expected to increase in 2009 due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors. Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ insurance coverage.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the three month period ended March 31, 2009, total commissions paid to brokers amounted to $372,955. By comparison, during the three month period ended March 31, 2008, total commissions paid to brokers amounted to $144,671. The increase in the total commissions paid to brokers was primarily a function of increased brokerage fees due to a higher number of futures contracts being held and traded as a result of the increase in USNG’s average total net assets, the decrease in the price of natural gas Futures Contracts and increased redemptions and creations of units during the period. The increase in assets required USNG to purchase a greater number of Futures Contracts and incur a larger amount of commissions. As an annualized percentage of total net assets, the figure for the three months ended March 31, 2009 represents approximately 0.22% of total net assets. By comparison, the figure for the three months ended March 31, 2008 represented approximately 0.11% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of the portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three month period ended March 31, 2009, USNG earned $498,606 in interest income on such cash holdings. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.29%. USNG did not purchase Treasuries during the three month period ended March 31, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the three month period ended March 31, 2008, USNG earned $2,938,727 in interest income on such cash holdings. Based on USNG’s average daily total net assets, this is equivalent to an annualized yield of 2.32%. USNG did not purchase Treasuries during the three month period ended March 31, 2008 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the three month period ended March 31, 2009 compared to the same time period in 2008. As a result, the amount of interest earned by USNG as a percentage of total net assets was lower during the three month period ended March 31, 2009.

Tracking USNG’s Benchmark. USNG seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USNG seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-day time period was 0.5% per day, USNG’s management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USNG’s portfolio management goals do not include trying to make the nominal price of USNG’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for natural gas. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas Futures Contracts.

For the 30 valuation days ended March 31, 2009, the simple average daily change in the Benchmark Futures Contract was -0.356%, while the simple average daily change in the NAV of USNG over the same time period was -0.359%. The average daily difference was 0.003% (or 0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.572%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USNG’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-day period ended March 31, 2009.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of USNG units to the public on April 18, 2007 to March 31, 2009, the simple average daily change in the Benchmark Futures Contract was -0.203%, while the simple average daily change in the NAV of USNG over the same time period was -0.198%. The average daily difference was 0.005% (or 0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.823%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USNG versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USNG, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USNG’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the three month period ended March 31, 2009, the actual total return of USNG as measured by changes in its NAV was -34.55%. This is based on an initial NAV of $23.27 on December 31, 2008 and an ending NAV as of March 31, 2009 of $15.23. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USNG would have ended the first quarter of 2009 with an estimated NAV of $15.18, for a total return over the relevant time period of -34.76%. The difference between the actual NAV total return of USNG of -34.55% and the expected total return based on the Benchmark Futures Contract of -34.76% was an error over the time period of 0.21%, which is to say that USNG’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the interest that USNG collects on its cash and cash equivalent holdings. During the three month period ended March 31, 2009, USNG received interest income of $498,606, which is equivalent to a weighted average interest rate of 0.29% for the three month period ended March 31, 2009. In addition, during the three month period ended March 31, 2009, USNG also collected $65,000 from brokerage firms creating or redeeming baskets of units. This income also contributed to USNG’s actual return exceeding the benchmark results. However, if the total assets of USNG continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the three month period ended March 31, 2009, USNG incurred total expenses of $1,727,482. Income from interest and brokerage collections net of expenses was $(1,163,876), which is equivalent to a weighted average net interest rate of -0.68% for the three month period ended March 31, 2009.

By comparison, for the three month period ended March 31, 2008, the actual total return of USNG as measured by changes in its NAV was 34.85%. This was based on an initial NAV of $36.18 on December 31, 2007 and an ending NAV as of March 31, 2008 of $48.79. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USNG would have ended the first quarter of 2008 with an estimated NAV of $48.66, for a total return over the relevant time period of 34.50%. The difference between the actual NAV total return of USNG of 34.85% and the expected total return based on the Benchmark Futures Contract of 34.50% was an error over the time period of 0.35%, which is to say that USNG’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USNG collects on its cash and cash equivalent holdings. During the three month period ended March 31, 2008, USNG received interest income of $2,938,727, which is equivalent to a weighted average interest rate of 2.32% for the three month period ended March 31, 2008. In addition, during the three month period ended March 31, 2008, USNG also collected $42,000 from brokerage firms creating or redeeming baskets of units. During the three month period ended March 31, 2008, USNG incurred total expenses of $1,365,216. Income from interest and brokerage collections net of expenses was $1,615,511, which is equivalent to a weighted average net interest rate of 1.28% for the three month period ended March 31, 2008. This income also contributed to USNG’s actual return exceeding the benchmark results.

There are currently three factors that have impacted or are most likely to impact USNG’s ability to accurately track its Benchmark Futures Contract.

First, USNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USNG executes the trade. In that case, USNG may pay  a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USNG to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the three month period ended March 31, 2009, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sales of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USNG’s attempt to track the Benchmark Futures Contract over time.

Second, USNG earns interest on its cash, cash equivalents and Treasury holdings. USNG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three month period ended March 31, 2009. Interest payments, and any other income, were retained within the portfolio and added to USNG’s NAV. When this income exceeds the level of USNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USNG will realize a net yield that will tend to cause daily changes in the NAV of USNG to track slightly higher than daily changes in the Benchmark Futures Contracts. During the three month period ended March 31, 2009, USNG earned, on an annualized basis, approximately 0.29% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.22% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.19% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.72% and affected USNG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three month period ended March 31, 2009, USNG did not hold any Other Natural Gas-Related Investments. However, there can be no assurance that in the future USNG will not make use of such Other Natural Gas-Related Investments.

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

The chart below compares the price of the near month contract to the price of the next month contract over the last 10 years (1999-2008). When the price of the near month contract is higher than the price of the next month contract, the market would be described as being in backwardation. When the price of the near month contract is lower than the price of the next month contract, the market would be described as being in contango. Although the prices of the near month contract and the price of the next month contract do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the price of the next month contract (backwardation), and other times they are below the price of the next month contract (contango). In addition, investors can observe that natural gas prices, both near month and next month, often display a seasonal pattern in which the price of natural gas tends to rise in the early winter months and decline in the summer months. This mirrors the physical demand for natural gas, which typically peaks in the winter.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Another way to view backwardation and contango data over time is to subtract the dollar price of the next month natural gas Futures Contract from the dollar price of the near month natural gas Futures Contract. If the resulting number is a positive number, then the near month price is higher than the price of the next month and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month and the market could be described as being in contango. The chart below shows the results from subtracting the next month price from the price of the near month contract for the 10 year period between 1999 and 2008. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas described above. That is, in many, but not all, cases the price of the next month is higher than the near month as the winter months approach, as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the price of a next month contract whose delivery falls during the winter season.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of USNG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango has impacted the total return on an investment in USNG units during the three months ended March 31, 2009 relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2008 and held to March 31, 2009 decreased, based upon the changes in the NAV for USNG units on those days, by approximately 34.55%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 34.42% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2007 to March 31, 2008, backwardation impacted the total return on an investment in USNG units relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2007 and held to March 31, 2008 increased, based upon the changes in the NAV for USNG units on those days, by approximately 34.85%, while the spot price of natural gas for immediate delivery during the same period increased by approximately 34.50% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the three month period ended March 31, 2009, natural gas prices in the United States were impacted by several factors. At the beginning of the first quarter of 2009, the amount of natural gas in storage was at higher than average levels versus the previous five years. The winter weather in the United States was moderate through much of the first quarter of 2009. A major use of natural gas in winter months is the generation of heat for residential and commercial buildings. A major variable in the use of natural gas is weather, and the amount of natural gas burned for heating purposes. The mild weather had the effect of reducing the rate at which the storage levels of natural gas fell. During the entire first quarter of 2009, the seasonally adjusted inventory levels of stored natural gas remained well above five-year averages. In addition, a combination of slowing U.S. economic growth and increased natural gas production, as well as the sharp drop-off in crude oil prices (starting in July 2008), all contributed to a very significant decline in natural gas prices during the first quarter of 2009, with prices reaching a low of $3.73 near the end of the quarter before finally ending the quarter with a price of $3.77.

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

For the ten year time period between 1998 and 2008, the chart below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was NOT strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in natural gas had a positive correlation to movements in heating oil. Finally, natural gas had a positive, but very weak, correlation with crude oil and unleaded gasoline.

10 Year Correlation Matrix 1998-2008	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Crude Oil	Heating Oil	Natural Gas

Large Cap U.S. Equities (S&P 500)	1.000	-0.223	0.936	0.266	0.063	0.003	0.045

U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	-0.214	-0.134	-0.027	0.037	0.054

Global Equities (FTSE World Index)			1.000	0.384	0.155	0.084	0.072

Unleaded Gasoline				1.000	0.747	0.663	0.254

Crude Oil					1.000	0.738	0.292

Heating Oil						1.000	0.394

Natural Gas							1.000

source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended March 31, 2009, natural gas had a stronger positive correlation with crude oil, heating oil and unleaded gasoline than it had displayed over the ten year period ended December 31, 2008. The correlation between natural gas and U.S. government bonds, which had been essentially non-correlated over the ten year period ended December 31, 2008, appeared to remain non-correlated over this shorter time period. Correlations compared to global equities and U.S. large-cap equities appeared to be weakly correlated over this shorter time period. This may have been as a result of the drop in both industrial production in the U.S. as well as natural gas demand as a result of the slowing economy.

Correlation Matrix – 12 months ended March 31, 2009	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Crude Oil	Heating Oil	Natural Gas

Large Cap U.S. Equities (S&P 500)	1.000	0.234	0.980	0.527	0.564	0.504	0.014

U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	0.296	-0.220	-0.296	-0.399	0.067

Global Equities (FTSE World Index)			1.000	0.541	0.562	0.525	0.067

Unleaded Gasoline				1.000	0.871	0.811	0.513

Crude Oil					1.000	0.883	0.444

Heating Oil						1.000	0.189

Natural Gas							1.000
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

The correlations between natural gas, crude oil, heating oil and gasoline are relevant because the General Partner endeavors to invest USNG’s assets in natural gas Futures Contracts and Other Natural Gas-Related Investments so that daily changes in USNG’s NAV correlate as closely as possible with daily changes in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the natural gas Futures Contracts, then their use could lead to greater tracking error. As noted, the General Partner also believes that the changes in the price of the Benchmark Futures Contract will closely correlate with changes in the spot price of natural gas.

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

USNG currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) interest earned on Treasuries, cash and/or cash equivalents. USNG has allocated substantially all of its net assets to trading in Natural Gas Interests. USNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for USNG’s trading in Natural Gas Interests. The balance of the net assets is held in USNG’s account at its custodian bank. Interest earned on USNG’s interest-bearing funds is paid to USNG. In prior periods, the amount of cash earned by USNG from the sale of Creation Baskets and from interest earned has exceeded the amount of cash required to pay USNG’s expenses. However, there can be no assurance that the amount of cash earned will do so in a period of very low short-term interest rates. In that event, USNG would be forced to use other assets to pay cash expenses which could cause a drop in USNG’s NAV over time.

USNG’s investment in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in Futures Contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a Futures Contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USNG from promptly liquidating its positions in Futures Contracts. During the three month period ended March 31, 2009, USNG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USNG cannot predict whether such an event may occur in the future.

Since the initial offering of units, USNG has been responsible for expenses relating to (i) investment management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) taxes and other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of the General Partner and (vii) other extraordinary expenses not in the ordinary course of business, while the General Partner has been responsible for expenses relating to the fees of USNG’s marketing agent, administrator and custodian. If the General Partner and USNG are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USNG will terminate and investors may lose all or part of their investment.

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

In the future, USNG may purchase over-the-counter contracts. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2009, USNG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $746,607,198. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of March 31, 2009, USNG has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USNG. While USNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USNG’s financial position.

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

The General Partner pays the fees of USNG’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including in connection with the preparation of USNG’s condensed financial statements and its SEC and CFTC reports. The General Partner and USNG have also entered into a licensing agreement with the NYMEX pursuant to which USNG and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. USNG also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner.

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

To protect itself from the credit risk that arises in connection with such contracts, USNG may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USNG also may require that the counterparty be highly rated and/or provide collateral or other credit support to address USNG’s exposure to the counterparty. In addition, it is also possible for USNG and its counterparty to agree to clear their agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures. In that event, USNG would no longer have credit risk of its original counterparty, as the clearinghouse would now be USNG’s counterparty. USNG would still retain any price risk associated with its transaction.

The creditworthiness of each potential counterparty is assessed by the General Partner. The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the General Partner's board of directors (the “Board”). Furthermore, the General Partner on behalf of USNG only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, and (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by the General Partner.

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

During the three month period ended March 31, 2009, USNG did not employ any hedging methods such as those identified above since all of its investments were made over an exchange. Therefore, USNG was not exposed to counterparty risk.

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

The duly appointed officers of the General Partner, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of USNG if USNG had any officers, have evaluated the effectiveness of USNG’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of USNG have been effective as of the end of the period covered by this quarterly report on Form 10-Q.

Change in Internal Control Over Financial Reporting

There were no changes in USNG’s internal control over financial reporting during USNG’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, USNG’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in USNG's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month USNG publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USNG’s website at www.unitedstatesnaturalgasfund.com.

Item 6.  Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Natural Gas Fund, LP (Registrant)
By: United States Commodity Funds LLC, its general partner

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: May 11, 2009

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date: May 11, 2009