Form 10-Q
period 2009-06-30
United States Natural Gas Fund, LP
filed 2009-08-10
CIK 1376227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33096

United States Natural Gas Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes    ☒ No

UNITED STATES NATURAL GAS FUND, LP

Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

United States Natural Gas Fund, LP
Condensed Statements of Financial Condition
At June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$2,588,232,011	$419,929,831
Equity in UBS Securities LLC trading accounts:
Cash	1,424,298,545	293,619,554
Unrealized loss on open commodity futures and cleared swap contracts	(406,169,570)	(7,704,870)
Receivable for units sold	117,468,095	-
Interest receivable	389,544	355,156
Other assets	1,041,997	137,786

Total assets	$3,725,260,622	$706,337,457

Liabilities and Partners' Capital
Payable for units redeemed	$-	$9,307,208
General Partner management fees payable (Note 3)	1,503,083	370,060
Brokerage commission fees payable	392,250	39,500
Other liabilities	1,164,195	906,179

Total liabilities	3,059,528	10,622,947

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	3,722,201,094	695,714,510
Total Partners' Capital	3,722,201,094	695,714,510

Total liabilities and partners' capital	$3,725,260,622	$706,337,457

Limited Partners' units outstanding	269,800,000	29,900,000
Net asset value per unit	$13.80	$23.27
Market value per unit	$13.87	$23.17

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)
At June 30, 2009

	Number of	Loss on Open Commodity	% of Partners'
	Contracts	Contracts	Capital
Open Cleared Swap Contracts

Foreign Contracts
ICE Natural Gas Cleared Swap ICE LOT contracts, expire August 2009	244,432	$(276,225,565)	(7.42)

Open Futures Contracts

United States Contracts
NYMEX Natural Gas Futures NG contracts, expire August 2009	21,778	(53,861,540)	(1.45)
NYMEX Natural Gas Futures NN contracts, expire August 2009	56,746	(76,082,465)	(2.04)
	78,524	(129,944,005)	(3.49)
	322,956	(406,169,570)	(10.91)

Cash Equivalents
	Cost	Market Value
United States - Money Market Funds
Fidelity Institutional Government Portfolio – Class I	$1,000,185,974	1,000,185,974	26.87
Goldman Sachs Financial Square Funds — Government Fund	949,739,992	949,739,992	25.52
Morgan Stanley Institutional Liquidity Fund – Government Portfolio	100,007,127	100,007,127	2.69
	$2,049,933,093	2,049,933,093	55.08

Cash		538,298,918	14.46
Total Cash and Cash Equivalents		2,588,232,011	69.54

Cash on deposit with broker		1,424,298,545	38.26
Other assets and receivables in excess of liabilities		115,840,108	3.11
Total Partners' Capital		$3,722,201,094	100.00

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2009 and 2008

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Income
Gain (loss) on trading of commodity futures and cleared swap contracts:
Realized gain (loss) on closed positions	$227,995,663	$162,955,880	$(50,574,917)	$315,980,590
Change in unrealized gain (loss) on open positions	(379,194,180)	10,375,240	(398,464,700)	11,059,010
Interest income	774,539	2,956,601	1,273,145	5,895,328
Other income	109,000	29,000	174,000	71,000

Total income (loss)	(150,314,978)	176,316,721	(447,592,472)	333,005,928

Expenses
General Partner management fees (Note 3)	2,736,408	1,028,901	3,764,676	1,787,298
Brokerage commissions	3,604,808	135,907	3,977,763	280,578
Other expenses	1,443,289	331,119	1,769,548	793,267

Total expenses	7,784,505	1,495,927	9,511,987	2,861,143

Net income (loss)	$(158,099,483)	$174,820,794	$(457,104,459)	$330,144,785
Net income (loss) per limited partnership unit	$(1.43)	$13.87	$(9.47)	$26.48
Net income (loss) per weighted average limited partnership unit	$(1.17)	$13.89	$(5.27)	$26.80
Weighted average limited partnership units outstanding	135,309,890	12,585,714	86,815,470	12,317,582

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the six months ended June 30, 2009

	General Partner	Limited Partners	Total

Balances, at December 31, 2008	$-	$695,714,510	$695,714,510
Addition of 297,400,000 partnership units	-	4,399,305,986	4,399,305,986
Redemption of 57,500,000 partnership units	-	(915,714,943)	(915,714,943)
Net loss	-	(457,104,459)	(457,104,459)

Balances, at June 30, 2009	$-	$3,722,201,094	$3,722,201,094

Net Asset Value Per Unit
At December 31, 2008	$23.27
At June 30, 2009	$13.80

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2009 and 2008

	Six months ended	Six months ended
	June 30, 2009	June 30, 2008
Cash Flows from Operating Activities:
Net income (loss)	$(457,104,459)	$330,144,785
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in commodity futures and cleared swap trading account – cash	(1,130,678,991)	(11,777,860)
Unrealized (gain) loss on futures contracts	398,464,700	(11,059,010)
Increase in interest receivable and other assets	(938,599)	(328,119)
Increase in management fees payable	1,133,023	165,594
Increase in commission fees payable	352,750	5,500
Increase in other liabilities	258,016	151,588
Net cash provided by (used in) operating activities	(1,188,513,560)	307,302,478

Cash Flows from Financing Activities:
Subscription of partnership units	4,281,837,891	829,517,478
Redemption of partnership units	(925,022,151)	(631,327,340)

Net cash provided by financing activities	3,356,815,740	198,190,138

Net Increase in Cash and Cash Equivalents	2,168,302,180	505,492,616

Cash and Cash Equivalents, beginning of period	419,929,831	488,067,199
Cash and Cash Equivalents, end of period	$2,588,232,011	$993,559,815

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Notes to Condensed Financial Statements
For the periods ended June 30, 2009 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“USNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. USNG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USNG’s units traded on the American Stock Exchange (the “AMEX”). USNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”). The investment objective of USNG is to have the changes in percentage terms of its units’ net asset value reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will become, over a 4-day period, the next month contract to expire, less USNG’s expenses. USNG accomplishes its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of June 30, 2009, USNG held 78,524 Futures Contracts traded on the NYMEX and 244,432 cleared swap contracts traded on the ICE Futures.

USNG commenced investment operations on April 18, 2007 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of USNG. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission effective December 1, 2005.  The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008.  The General Partner has also filed registration statements to register units of the United States Short Oil Fund, LP and the United States 12 Month Natural Gas Fund, LP.

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

USNG issues units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc. (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

In addition, Authorized Purchasers pay USNG a $1,000 fee for each order to create one or more Creation Baskets or redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”). Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of USNG but rather at market prices quoted on such exchange.

In April 2007, USNG initially registered 30,000,000 units on Form S-1 with the SEC. On April 18, 2007, USNG listed its units on the AMEX under the ticker symbol “UNG”. On that day, USNG established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000.  USNG also commenced investment operations on April 18, 2007 by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of June 30, 2009, USNG had registered a total of 480,000,000 units.

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

Additions and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

USNG receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption.  The amounts due from Authorized Purchasers are reflected in USNG’s condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of USNG in proportion to the number of units each partner holds as of the close of each month. The General Partner may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Net Asset Value

USNG’s net asset value is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. USNG uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at June 30, 2009.

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

Ongoing Registration Fees and Other Offering Expenses

USNG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six month periods ended June 30, 2009 and 2008, USNG incurred $322,719 and $88,958, respectively, in registration fees and other offering expenses.

Directors’ Fees

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USNG shares these fees with USOF, US12OF, UGA and USHO based on the relative assets of each fund, computed on a daily basis. These fees for the calendar year 2009 are estimated to be a total of $477,000 for all funds.

Licensing Fees

As discussed in Note 4, USNG entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, USNG and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000.  During the six month periods ended June 30, 2009 and 2008, USNG incurred $161,191 and $107,472, respectively, under this arrangement.

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

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USNG engages in the trading of futures contracts, options on futures contracts and cleared swaps (collectively, “derivatives”). USNG is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

USNG may enter into futures contracts, options on futures contracts and cleared swaps to gain exposure to changes in the value of an underlying commodity.  A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place.  The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.  Cleared swaps are over-the-counter (“OTC”) agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear U.S., but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange OTC transaction agree to extinguish their OTC contract and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

Futures contracts and cleared swaps involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure USNG has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract.

All of the contracts traded by USNG through June 30, 2009 have been exchange-traded futures contracts of cleared swaps. The risks associated with exchange-traded contracts and cleared swaps are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, USNG must rely solely on the credit of its respective individual counterparties. Although USNG was not a party to any over-the-counter transactions as of June 30, 2009, it was in the process of negotiating agreements governing over-the-counter transactions with multiple counterparties.  Subsequent to June 30, 2009, USNG has entered into an over-the-counter transaction with one counterparty.  Over-the counter transactions subject USNG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. USNG also has credit risk since the sole counterparty to all domestic and foreign futures contracts is the exchange on which the relevant contracts are traded.  In addition, USNG bears the risk of financial failure by the clearing broker.

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

USNG invests its cash in money market funds that seek to maintain a stable net asset value.  USNG is exposed to any risk of loss associated with an investment in these money market funds. As of June 30, 2009 and December 31, 2008, USNG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $4,012,530,556 and $713,549,385, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, USNG adopted FAS 157 – Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement.  The changes to past practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. FAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of USNG (observable inputs) and (2) USNG’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs).  The three levels defined by the FAS 157 hierarchy are as follows:

Level I – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II – Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

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

The following table summarizes the valuation of USNG’s securities at June 30, 2009 using the fair value hierarchy:

At June 30, 2009	Total	Level I	Level II	Level III

Short-Term Investments	$2,049,933,093	$2,049,933,093	$-	$-
Exchange-Traded Futures Contracts	(129,944,005)	(129,944,005)	-	-
Exchange-Traded Cleared Swap Contracts	(276,225,565)	(276,225,565)	-	-

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2009 and 2008 for the limited partners. This information has been derived from information presented in the condensed financial statements.

	For the six months ended	For the six months ended
	June 30, 2009 (Unaudited)	June 30, 2008 (Unaudited)

Per Unit Operating Performance:

Net asset value, beginning of period	$23.27	$36.18
Total income (loss)	(9.36)	26.25
Total expenses	(0.11)	0.23
Net increase (decrease) in net asset value	(9.47)	26.48
Net asset value, end of period	$13.80	$62.66

Total Return	(40.70)%	73.19%

Ratios to Average Net Assets
Total income (loss)	(33.12)%	55.54%
Expenses excluding management fees*	0.86%	0.36%
Management fees*	0.56%	0.60%
Net income (loss)	(33.83)%	55.07%

*Annualized

Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USNG.

NOTE 8 – RECENTLY ADOPTED ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board (the “FASB”) released FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“Statement No. 161”). Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  USNG adopted Statement No. 161 on January 1, 2009.

NOTE 9 – SUBSEQUENT EVENTS

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“Statement No. 165”). Statement No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Statement No. 165 includes a new required disclosure of the date through which an entity has evaluated subsequent events and is effective for interim periods or fiscal years ending after June 15, 2009. USNG’s adoption of Statement No. 165 did not have a material effect on its financial position or results of operations.

USNG has performed an evaluation of subsequent events through August 10, 2009, which is the date the financial statements were issued. This is a new subsequent events disclosure requirement under Statement No. 165 (now Accounting Standards Codification 855 under the new codification).

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

USNG seeks to achieve its investment objective by investing in a combination of natural gas futures contracts and other natural gas-related investments such that changes in its NAV, measured in percentage terms, will closely track the changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USNG’s general partner believes the Benchmark Futures Contract historically has exhibited a close correlation with the spot price of natural gas. It is not the intent of USNG to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas futures contracts and other natural gas-related investments.

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

USNG may also invest in futures contracts for crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”).  For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q. Due, in part, to the increased size of USNG over the last several quarters, it is likely that it will invest in increased numbers of Other Natural Gas-Related Investments in order to fulfill its investment objective.

The regulation of Natural Gas Interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  As stated in the section “What are the Risk Factors Involved with an Investment in USNG?” of USNG’s registration statement as filed with the SEC, regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments in the commodity interests and energy markets are impossible to predict but may significantly and adversely affect USNG.

Currently, a number of proposals that would alter the regulation of Natural Gas Interests are being considered by federal regulators and Congress.  These proposals include the imposition of fixed position limits on energy-based commodity futures contracts, extension of position and accountability limits to futures contracts on non-U.S. exchanges previously exempt from such limits, and the forced use of clearinghouse mechanisms for all over-the-counter transactions.  Certain proposals would aggregate and limit all positions in energy futures held by a single entity, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts.  While it cannot be predicted at this time what reforms will eventually be made or how they will impact USNG, if any of the aforementioned proposals are implemented, USNG’s ability to meet its investment objective may be negatively impacted and investors could be adversely affected.

In addition, due to potential regulatory limitations, and pending an investment in Other Natural Gas-Related Investments, USNG may determine to hold greater amounts of cash and cash equivalents, and lesser amounts of Natural Gas Interests, for some period of time while it obtains suitable new exposure if it determines that will most appropriately satisfy USNG's investment objective.  Holding more cash and cash equivalents, and less Natural Gas Interests, for some period of time may result in increased tracking error. In the event that USNG determines that suitable Other Natural Gas-Related Investments are not obtainable, USNG will need to consider other actions to protect its unitholders and to permit USNG to achieve its investment objectives.

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

Natural gas futures prices exhibited a general downtrend during the six months ended June 30, 2009. The price of the Benchmark Futures Contract started the year at $5.971. It hit a peak on January 5, 2009 of $6.072 and then fell over the course of the period. The low price of the period was on April 27, 2009 when prices reached the $3.362 level. The period ended with the Benchmark Futures Contract at $3.835, down approximately 35.77% over the period. Similarly, USNG’s NAV initially rose during the period from a starting level of $23.27 per unit to a high on January 5, 2009 of $25.13 per unit. USNG’s NAV reached its low for the period on April 27, 2009 at $13.07 per unit. The NAV on June 30, 2009 was $13.80, down approximately 40.70% over the period. The return of approximately -35.77% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. An investment in natural gas futures contracts would need to be rolled forward during the time period described in order to achieve such a result.

For the first month of 2009, the natural gas futures market remained in a state of backwardation, meaning that the price of the near month natural gas futures contract was typically higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For the rest of the first quarter and for the second quarter of 2009, the natural gas futures market moved into a contango market, with short periods of backwardation. A contango market is one in which the price of the near month natural gas futures contract is less than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns”.

Valuation of Futures Contracts and the Computation of the NAV

The NAV of USNG units is calculated once each NYSE Arca trading day.  The NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. USNG’s administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USNG investments, including cleared swaps or other futures contracts, as of the earlier of the close of the NYSE or 4:00 p.m. New York time.

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

Since its initial offering of 30,000,000 units, USNG has made three subsequent offerings of its units: 50,000,000 units which were registered with the SEC on November 21, 2007, 100,000,000 units which were registered with the SEC on August 28, 2008, 300,000,000 units which were registered with the SEC on May 6, 2009 and an additional 1,000,000,000 units are pending registration with the SEC. Units offered by USNG in the subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of June 30, 2009, USNG had issued 480,000,000 units, 269,800,000 of which were outstanding. As of June 30, 2009, there were 83,400,000 units registered but not yet issued.

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

For the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

As of June 30, 2009, the total unrealized loss on natural gas Futures Contracts and cleared swap contracts owned or held on that day was $406,169,570 and USNG established cash deposits, including cash investments in money market funds, that were equal to $4,012,530,556.  USNG held 64.50% of its cash assets in overnight deposits at its custodian bank, while 35.50% of the cash balance was held with the futures commission merchant as margin deposits for the Futures Contracts purchased. The ending per unit NAV on June 30, 2009 was $13.80.

By comparison, as of June 30, 2008, the total unrealized gain on natural gas Futures Contracts owned or held on that day was $31,102,890 and USNG established cash deposits, including cash investments in money market funds, that were equal to $1,090,453,564. USNG held 91.11% of its cash assets in overnight deposits at its custodian bank, while 8.89% of the cash balance was held as margin deposits with the futures commission merchant for the Futures Contracts purchased. The ending per unit NAV on June 30, 2008 was $62.66. The change in the per unit NAV for June 30, 2009 compared to June 30, 2008 was primarily a result of sharply lower prices for natural gas and the related decline in the value of the natural gas futures contracts that USNG had invested in between the period ended June 30, 2008 and the period ended June 30, 2009.

Portfolio Expenses. USNG’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of the General Partner and other extraordinary expenses. The management fee that USNG pays to the General Partner is calculated as a percentage of the total net assets of USNG. For total net assets of up to $1 billion, the management fee is 0.60%. For total net assets over $1 billion, the management fee is 0.50% on the incremental amount of assets. The fee is accrued daily.

During the six month period ended June 30, 2009, the daily average total net assets of USNG were $1,351,337,642. The management fee paid by USNG during the period amounted to $3,764,676, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.56% over the course of this six month period. By comparison, during the six month period ended June 30, 2008, the daily average total net assets of USNG were $599,551,824. The management fee paid by USNG during the period amounted to $1,787,298, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.60% over the course of this six month period. Management fees as a percentage of average net assets were lower for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to the period ended June 30, 2008 having a fewer number of days in which total net assets exceeded $1 billion and were therefore charged the lower rate of 0.50%.

In addition to the management fee, USNG pays all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the six months ended June 30, 2009 was $5,747,311, as compared to $1,073,845 for the six months ended June 30, 2008. The increase in expenses in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily due to the relative size of USNG and activity that resulted from its increased size, including the registration and the offering of additional units, increased brokerage fees, increased licensing fees and increased tax reporting costs due to the greater number of unitholders during the period. For the six months ended June 30, 2009, USNG incurred $322,719 in fees and other expenses relating to the registration and offering of additional units. By comparison, for the six months ended June 30, 2008, USNG incurred $88,958 in ongoing registration fees and other expenses relating to the registration and offering of additional units.

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USNG shares these fees with the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”) based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2009 are estimated to be a total of $477,000 for all funds. By comparison, for the year ended December 31, 2008, these fees amounted to a total of $282,000 for all funds, and USNG’s portion of such fees was $130,371. Directors’ expenses are expected to increase in 2009 due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors of the General Partner. Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ insurance coverage.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the six month period ended June 30, 2009, total commissions paid to brokers amounted to $3,977,763. By comparison, during the six month period ended June 30, 2008, total commissions paid to brokers amounted to $280,578. The increase in the total commissions paid to brokers was primarily a function of increased brokerage fees due to a higher number of Natural Gas Interests being held and traded as a result of the increase in USNG’s average total net assets, the decrease in the price of Natural Gas Interests and the increase in redemptions and creations of units during the period.  The increase in assets required USNG to purchase a greater number of Natural Gas Interests and incur a larger amount of commissions. As an annualized percentage of total net assets, the figure for the six months ended June 30, 2009 represents approximately 0.59% of total net assets. By comparison, the figure for the six months ended June 30, 2008 represented approximately 0.09% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters. If USNG enters into Other Natural Gas-Related Investments in the future, as anticipated, it is likely that these expenses will increase.

Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the six month period ended June 30, 2009, USNG earned $1,273,145 in interest income on such cash holdings. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.19%. USNG did not purchase Treasuries during the six month period ended June 30, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the six month period ended June 30, 2008, USNG earned $5,895,328 in interest income on such cash holdings. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 1.98%. USNG did not purchase Treasuries during the six month period ended June 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the six month period ended June 30, 2009 compared to the same time period in 2008. As a result, the amount of interest earned by USNG as a percentage of total net assets was lower during the six month period ended June 30, 2009.

For the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

During the three month period ended June 30, 2009, the daily average total net assets of USNG were $2,000,429,893. The management fee paid by USNG during the period amounted to $2,736,408, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.55% over the course of this three month period. By comparison, during the three month period ended June 30, 2008, the daily average total net assets of USNG were $690,727,423. The management fee paid by USNG during the period amounted to $1,028,901, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.60% over the course of this three month period. Management fees as a percentage of average net assets were lower for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to the period ended June 30, 2008 having a fewer number of days in which total net assets exceeded $1 billion.

In addition to the management fee, USNG pays all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the three months ended June 30, 2009 was $5,048,098, as compared to $467,026 for the three months ended June 30, 2008. The increase in expenses from the three months ended June 30, 2008 to the three months ended June 30, 2009 was primarily due to the relative size of USNG and activity that resulted from its increased size, including the registration and the offering of additional units, increased brokerage fees, increased licensing fees and increased tax reporting costs due to the greater number of unitholders during the period. For the three months ended June 30, 2009, USNG incurred $286,527 in fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended June 30, 2008, USNG incurred $20,741 in ongoing registration fees and other expenses relating to the registration and offering of additional units.

USNG is responsible for paying for its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USNG shares these fees with USOF, US12OF, UGA and USHO based on the relative assets of each fund computed on a daily basis. These fees for the three months ended June 30, 2009 amounted to a total of $79,781 for all funds, and USNG’s portion of such fees was $29,546. By comparison, for the three months ended June 30, 2008, these fees amounted to a total of $68,374 for all funds, and USNG’s portion of such fees was $31,950. Directors’ expenses increased for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors of the General Partner. Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ insurance coverage.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the three month period ended June 30, 2009, total commissions paid to brokers amounted to $3,604,808. By comparison, during the three month period ended June 30, 2008, total commissions paid to brokers amounted to $135,907. The increase in the total commissions paid to brokers was primarily a function of increased brokerage fees due to a higher number of Natural Gas Interests being held and traded as a result of the increase in USNG’s average total net assets, the decrease in the price of Natural Gas Interests and the increase in redemptions and creations of units during the period.  The increase in assets required USNG to purchase a greater number of Natural Gas Interests and incur a larger amount of commissions. As an annualized percentage of total net assets, the figure for the three months ended June 30, 2009 represents approximately 0.72% of total net assets. By comparison, the figure for the three months ended June 30, 2008 represented approximately 0.08% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters. If USNG enters into Other Natural Gas-Related Investments in the future, as anticipated, it is likely that these expenses will increase.

Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three month period ended June 30, 2009, USNG earned $774,539 in interest income on such cash holdings. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.16%. USNG did not purchase Treasuries during the three month period ended June 30, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the three month period ended June 30, 2008, USNG earned $2,956,601 in interest income on such cash holdings. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 1.72%. USNG did not purchase Treasuries during the three month period ended June 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the three month period ended June 30, 2009 compared to the same time period in 2008. As a result, the amount of interest earned by USNG as a percentage of total net assets was lower during the three month period ended June 30, 2009.

Tracking USNG’s Benchmark

USNG seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USNG seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-day time period was 0.5% per day, USNG’s management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USNG’s portfolio management goals do not include trying to make the nominal price of USNG’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for natural gas. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas Futures Contracts and other Natural Gas-Related Investments.

For the 30 valuation days ended June 30, 2009, the simple average daily change in the Benchmark Futures Contract was -0.407%, while the simple average daily change in the NAV of USNG over the same time period was -0.413%. The average daily difference was -0.006% (or -0.00006 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.0133%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USNG’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-day period ended June 30, 2009.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of USNG’s units to the public on April 18, 2007 to June 30, 2009, the simple average daily change in the Benchmark Futures Contract was
-0.188%, while the simple average daily change in the NAV of USNG over the same time period was -0.184%. The average daily difference was 0.005% (or 0.00005 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.780%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USNG versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USNG, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USNG’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the six month period ended June 30, 2009, the actual total return of USNG as measured by changes in its NAV was -40.70%. This is based on an initial NAV of $23.27 on December 31, 2008 and an ending NAV as of June 30, 2009 of $13.80. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USNG would have ended the second quarter of 2009 with an estimated NAV of $13.87, for a total return over the relevant time period of -40.38%. The difference between the actual NAV total return of USNG of -40.70% and the expected total return based on the Benchmark Futures Contract of -40.38% was an error over the time period of -0.32%, which is to say that USNG’s actual total return trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the interest that USNG collects on its cash and cash equivalent holdings. During the six month period ended June 30, 2009, USNG received interest income of $1,273,145, which is equivalent to a weighted average interest rate of 0.19% for the six month period ended June 30, 2009. In addition, during the six month period ended June 30, 2009, USNG also collected $174,000 from its authorized purchasers (“Authorized Purchasers”) creating or redeeming baskets of units. This income also contributed to USNG’s actual return exceeding the benchmark results. However, if the total assets of USNG continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the six month period ended June 30, 2009, USNG incurred total expenses of $9,511,987. Income from interest and Authorized Purchaser collections net of expenses was $(8,064,842), which is equivalent to a weighted average net interest rate of -1.20% for the six month period ended June 30, 2009.

By comparison, for the six month period ended June 30, 2008, the actual total return of USNG as measured by changes in its NAV was 73.19%. This was based on an initial NAV of $36.18 on December 31, 2007 and an ending NAV as of June 30, 2008 of $62.66. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USNG would have ended the second quarter of 2008 with an estimated NAV of $62.39, for a total return over the relevant time period of 72.44%. The difference between the actual NAV total return of USNG of 73.19% and the expected total return based on the Benchmark Futures Contract of 72.44% was an error over the time period of 0.75%, which is to say that USNG’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USNG collected on its cash and cash equivalent holdings. During the six month period ended June 30, 2008, USNG received interest income of $5,895,328, which is equivalent to a weighted average interest rate of 1.98% for the six month period ended June 30, 2008. In addition, during the six month period ended June 30, 2008, USNG also collected $71,000 from Authorized Purchasers creating or redeeming baskets of units. During the six month period ended June 30, 2008, USNG incurred total expenses of $2,861,143. Income from interest and Authorized Purchaser collections net of expenses was $3,105,185, which is equivalent to a weighted average net interest rate of 1.04% for the six month period ended June 30, 2008. This income also contributed to USNG’s actual return exceeding the benchmark results.

There are currently three factors that have impacted or are most likely to impact USNG’s ability to accurately track its Benchmark Futures Contract.

First, USNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USNG executes the trade. In that case, USNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USNG to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the six month period ended June 30, 2009, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USNG’s attempt to track the Benchmark Futures Contract over time.

Second, USNG earns interest on its cash, cash equivalents and Treasury holdings. USNG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six month period ended June 30, 2009. Interest payments, and any other income, were retained within the portfolio and added to USNG’s NAV. When this income exceeds the level of USNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USNG will realize a net yield that will tend to cause daily changes in the NAV of USNG to track slightly higher than daily changes in the Benchmark Futures Contract. During the six month period ended June 30, 2009, USNG earned, on an annualized basis, approximately 0.19% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.56% for management fees and approximately 0.59% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.27% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -1.23% and affected USNG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contracts. During the six month period ended June 30, 2009, USNG did hold Other Natural Gas-Related Investments. These holdings included a natural gas futures contract traded on NYMEX whose settlement price tracks the settlement price of the Benchmark Futures Contract. In addition, USNG also held investments in cleared swaps traded on the ICE Futures whose settlement price also tracks the settlement price of the Benchmark Futures Contract. However, there are other Natural Gas-Related Investments that USNG is permitted to invest in whose price movements may not track the settlement price of the Benchmark Futures Contract. Due, in part, to the increased size of USNG over the last several quarters and its obligations to comply with regulatory limits, USNG is likely to invest in Other Natural Gas-Related Investments which may have the effect of increasing transaction-related expenses and result in increased tracking error. In addition, due to potential regulatory limitations, and pending an investment in Other Natural Gas-Related Investments, USNG may determine to hold greater amounts of cash and cash equivalents, and lesser amounts of Natural Gas Interests, for some period of time while it obtains suitable new exposure if it determines that will most appropriately satisfy USNG's investment objective.  Holding more cash and cash equivalents, and less Natural Gas Interests, for some period of time may result in increased tracking error. In the event that USNG determines that suitable Other Natural Gas-Related Investments are not obtainable, USNG will need to consider other actions to protect its unitholders and to permit UNSG to achieve its investment objectives.

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

The chart below compares the price of the near month contract to the price of the next month contract over the last 10 years (1999-2008) for natural gas. When the price of the near month contract is higher than the price of the next month contract, the market would be described as being in backwardation. When the price of the near month contract is lower than the price of the next month contract, the market would be described as being in contango. Although the prices of the near month contract and the price of the next month contract do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the price of the next month contract (backwardation), and other times they are below the price of the next month contract (contango). In addition, investors can observe that natural gas prices, both near month and next month, often display a seasonal pattern in which the price of natural gas tends to rise in the early winter months and decline in the summer months. This mirrors the physical demand for natural gas, which typically peaks in the winter.

Near Month Natural Gas Price ("NG1") and Next Month Price ("NG2")
(10 years ending 12/31/08)

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

Natural Gas Futures Next Month minus Next Month Price *
(10 years ending 12/31/08)

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of USNG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango and backwardation, both of which were present at times during the first half of 2009, have impacted the total return on an investment in USNG units during the six months ended June 30, 2009 relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2008 and held to June 30, 2009 decreased, based upon the changes in the NAV for USNG units on those days, by approximately 40.70%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 31.79% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2007 to June 30, 2008, contango impacted the total return on an investment in USNG units relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2007 and held to June 30, 2008 increased, based upon the changes in the NAV for USNG units on those days, by approximately 73.19%, while the spot price of natural gas for immediate delivery during the same period increased by approximately 78.44% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

Periods of contango or backwardation do not materially impact USNG’s investment objective of having the percentage changes in its per unit NAV track the percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tended to equally impact the percentage changes in price of both USNG’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods and, because of the seasonal nature of natural gas demand, both may occur within a single year’s time.

Natural Gas Market. During the six month period ended June 30, 2009, natural gas prices in the United States were impacted by several factors. At the beginning of the first quarter of 2009, the amount of natural gas in storage was at higher than average levels versus the previous five years. During the entire first half of 2009, the seasonally adjusted inventory levels of stored natural gas remained well above five-year averages. In addition, a combination of slowing U.S. economic growth and increased natural gas production all contributed to a very significant decline in natural gas prices during the first half of 2009, with prices reaching a low of $3.362 on April 27, 2009 and ending the second quarter of 2009 with a price of $3.835.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended June 30, 2009, natural gas had a stronger positive correlation with crude oil, heating oil and unleaded gasoline than it had displayed over the ten year period ended December 31, 2008. The correlation between natural gas and U.S. government bonds, which had been essentially non-correlated over the ten year period ended December 31, 2008, appeared to remain non-correlated over this shorter time period. Correlations compared to global equities and U.S. large-cap equities appeared to be weakly correlated over this shorter time period. This may have been as a result of the drop in both industrial production in the U.S. as well as natural gas demand as a result of the slowing economy.

Correlation Matrix – 12 months ended June 30, 2009	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Crude Oil	Heating Oil	Natural Gas

Large Cap U.S. Equities (S&P 500)	1.000	0.077	0.979	0.700	0.652	0.551	0.117

U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	0.089	-0.319	-0.317	-0.413	0.083

Global Equities (FTSE World Index)			1.000	0.716	0.673	0.588	0.196

Unleaded Gasoline				1.000	0.819	0.801	0.383

Crude Oil					1.000	0.898	0.454

Heating Oil						1.000	0.220

Natural Gas							1.000

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

The correlations between natural gas, crude oil, heating oil and gasoline are relevant because the General Partner endeavors to invest USNG’s assets in natural gas Futures Contracts and Other Natural Gas-Related Investments so that daily changes in percentage terms in USNG’s NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the natural gas Futures Contract, then their use could lead to greater tracking error. As noted, the General Partner also believes that the changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with changes in percentage terms in the spot price of natural gas.

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

USNG’s investment in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USNG from promptly liquidating its positions in Natural Gas Interests. During the six month period ended June 30, 2009, USNG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USNG cannot predict whether such an event may occur in the future.

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

USNG’s exposure to market risk depends on a number of factors, including the markets for natural gas, the volatility of interest rates and foreign exchange rates, the liquidity of the Futures Contracts and Other Natural Gas-Related Investments markets and the relationships among the contracts held by USNG. Drastic market occurrences could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When USNG enters into Futures Contracts and Other Natural Gas-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USNG in such circumstances.

The General Partner attempts to manage the credit risk of USNG by following various trading limitations and policies. In particular, USNG generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Natural Gas-Related Investments it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USNG to limit its credit exposure. UBS Securities LLC, USNG’s commodity broker, or any other broker that may be retained by USNG in the future, when acting as USNG’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USNG, all assets of USNG relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle USNG’s assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USNG’s assets related to foreign Futures Contracts trading and, in some cases, to cleared swaps executed through the Futures Commission Merchant.

Although USNG was not a party to any over-the-counter transactions as of June 30, 2009, it was in the process of negotiating agreements governing over-the-counter transactions with multiple counterparties.  Subsequent to June 30, 2009, USNG has entered into an over-the-counter transaction on a collateralized basis with one counterparty. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of June 30, 2009, USNG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $4,012,530,556. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of June 30, 2009, USNG has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USNG. While USNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USNG’s financial position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

Although USNG was not a party to any over-the-counter transactions as of June 30, 2009, it was in the process of negotiating agreements governing over-the-counter transactions with multiple counterparties.  Subsequent to June 30, 2009, USNG has entered into an over-the-counter transaction with one counterparty. Unlike most of the exchange-traded Futures Contracts, cleared swaps or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some natural gas-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other natural gas-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of natural gas- or petroleum-based fuels that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of natural gas, forward natural gas prices or natural gas futures prices. For example, USNG may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the spot price of natural gas, the price of Futures Contracts traded on the NYMEX and the prices of other Futures Contracts in which USNG may invest.

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

USNG anticipates that the use of Other Natural Gas-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of USNG. However, there can be no assurance of this. Over-the-counter contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact USNG’s ability to successfully track the Benchmark Futures Contract.

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

During the six month period ended June 30, 2009, USNG did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during the six month period ended June 30, 2009, USNG was not exposed to counterparty risk.

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

United States Natural Gas Fund, LP (Registrant)
By:  United States Commodity Funds LLC, its general partner

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: August 10, 2009

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date: August 10, 2009