Form 10-Q
period 2009-09-30
United States Natural Gas Fund, LP
filed 2009-11-09
CIK 1376227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33096

United States Natural Gas Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Harbor Bay Parkway, Suite 145
Alameda, California 94502
(Address of principal executive offices) (Zip code)

(510) 522-9600
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

☐ Yes    ☒ No

UNITED STATES NATURAL GAS FUND, LP

Part I.   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements.

United States Natural Gas Fund, LP
Condensed Statements of Financial Condition
At September 30, 2009 (Unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$2,955,693,030	$419,929,831
Equity in UBS Securities LLC trading accounts:
Cash	716,203,435	293,619,554
Unrealized gain (loss) on open commodity futures and cleared swap contracts	259,412,845	(7,704,870)
Unrealized gain on open swap contracts	45,339,121	—
Investment receivable	46,980,668	—
Prepaid premium on open swap contracts	187,471	—
Interest receivable	197,455	355,156
Other assets	328,409	137,786

Total assets	$4,024,342,434	$706,337,457

Liabilities and Partners’ Capital
Payable for units redeemed	$—	$9,307,208
General Partner management fees payable (Note 3)	1,515,771	370,060
Brokerage commission fees payable	586,250	39,500
Other liabilities	2,211,184	906,179

Total liabilities	4,313,205	10,622,947

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	4,020,029,229	695,714,510
Total Partners' Capital	4,020,029,229	695,714,510

Total liabilities and partners' capital	$4,024,342,434	$706,337,457

Limited Partners' units outstanding	347,400,000	29,900,000
Net asset value per unit	$11.57	$23.27
Market value per unit	$11.74	$23.17

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2009

	Number of	Gain on Open Commodity	% of Partners'
	Contracts	Contracts	Capital
Open Cleared Swap Contracts
Foreign Contracts
ICE Natural Gas Cleared Swap ICE LOT contracts, expire November 2009	100,610	$102,820,588	2.56

Open Futures Contracts
United States Contracts
NYMEX Natural Gas Futures NG contracts, expire November 2009	28,604	109,993,050	2.73
NYMEX Natural Gas Futures NN contracts, expire November 2009	51,746	46,599,207	1.16
	80,350	156,592,257	3.89
Total Open Cleared Swap and Futures Contracts	180,960	$259,412,845	6.45

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio – Class I	$875,782,868	$875,782,868	21.79
Goldman Sachs Financial Square Funds – Government Fund – Class SL	825,033,413	825,033,413	20.52
Morgan Stanley Institutional Liquidity Fund – Government Portfolio	150,055,060	150,055,060	3.73
Total Cash Equivalents		$1,850,871,341	46.04

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited) (Continued)
At September 30, 2009

Open Over-the-Counter Total Return Swap Contracts

					Upfront
	Maturity	Fixed	Notional	Market	Premium	Unrealized
	Date	Rate	Amount	Value	Paid	Gain (Loss)
Swap agreement to receive return on the eXtra US1 Excess Return Index	10/30/2009	0.375%	226,638,773	$(682,695)	$624,903	$(57,792)

Swap agreement to receive return on NYMEX Henry Hub Natural Gas Futures Contract	2/26/2010	0.97%	124,134,036	14,788,597	—	14,788,597

Swap agreement to receive return on NYMEX Henry Hub Natural Gas Futures Contract	2/26/2010	0.97%	125,000,000	15,643,504	—	15,643,504

Swap agreement to receive return on NYMEX Henry Hub Natural Gas Futures Contract	2/26/2010	0.97%	141,566,265	3,729,705	—	3,729,705

Swap agreement to receive return on NYMEX Henry Hub Natural Gas Futures Contract	2/26/2010	0.97%	130,195,783	11,235,107	—	11,235,107

Total unrealized gain on open swap contracts						$45,339,121

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2009 and 2008

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Income
Gain (loss) on trading of commodity contracts:
Realized loss on closed futures contracts	$(1,373,165,816)	$(449,877,410)	$(1,423,740,733)	$(133,896,820)
Realized loss on closed swaps contracts	(3,330,675)	—	(3,330,675)	—
Change in unrealized gain (loss) on open futures contracts	665,582,415	(86,404,030)	267,117,715	(75,345,020)
Change in unrealized gain on open swaps contracts	45,339,121	—	45,339,121	—
Interest income	968,387	4,484,691	2,241,532	10,380,019
Other income	11,000	76,000	185,000	147,000

Total loss	(664,595,568)	(531,720,749)	(1,112,188,040)	(198,714,821)

Expenses
General Partner management fees (Note 3)	5,158,662	1,390,316	8,923,338	3,177,614
Brokerage commissions	5,726,699	324,156	9,704,462	604,734
Other expenses	2,385,993	344,704	4,155,541	1,137,971

Total expenses	13,271,354	2,059,176	22,783,341	4,920,319

Net loss	$(677,866,922)	$(533,779,925)	$(1,134,971,381)	$(203,635,140)
Net loss per limited partnership unit	$(2.23)	$(29.59)	$(11.70)	$(3.11)
Net loss per weighted average limited partnership unit	$(1.99)	$(22.71)	$(6.58)	$(12.67)
Weighted average limited partnership units outstanding	341,418,478	23,500,000	172,615,751	16,072,263

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the nine months ended September 30, 2009

	General Partner	Limited Partners	Total

Balances, at December 31, 2008	$—	$695,714,510	$695,714,510
Addition of 375,000,000 partnership units	—	5,375,001,043	5,375,001,043
Redemption of 57,500,000 partnership units	—	(915,714,943)	(915,714,943)
Net loss	—	(1,134,971,381)	(1,134,971,381)

Balances, at September 30, 2009	$—	$4,020,029,229	$4,020,029,229

Net Asset Value Per Unit
At December 31, 2008	$23.27
At September 30, 2009	$11.57

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2009 and 2008

	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008
Cash Flows from Operating Activities:
Net loss	$(1,134,971,381)	$(203,635,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in commodity futures trading account – cash	(422,583,881)	(316,061,296)
Unrealized (gain) loss on open futures contracts	(267,117,715)	75,345,020
Unrealized gain on open swap contracts	(45,339,121)	—
Increase in investment receivable	(46,980,668)	—
Increase in interest receivable and other assets	(32,922)	(2,179,619)
Increase in management fees payable	1,145,711	295,058
Increase in prepaid premium on open swap contracts	(187,471)	—
Increase in commission fees payable	546,750	20,700
Increase in other liabilities	1,305,005	236,863
Net cash used in operating activities	(1,914,215,693)	(445,978,414)

Cash Flows from Financing Activities:
Subscription of partnership units	5,375,001,043	2,393,804,229
Redemption of partnership units	(925,022,151)	(1,689,552,559)

Net cash provided by financing activities	4,449,978,892	704,251,670

Net Increase in Cash and Cash Equivalents	2,535,763,199	258,273,256

Cash and Cash Equivalents, beginning of period	419,929,831	488,067,199
Cash and Cash Equivalents, end of period	$2,955,693,030	$746,340,455

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Notes to Condensed Financial Statements
For the period ended September 30, 2009 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“USNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. USNG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USNG’s units traded on the American Stock Exchange (the “AMEX”). USNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”). The investment objective of USNG is to have the changes in percentage terms of its units’ net asset value reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will become the next month contract to expire, less USNG’s expenses. USNG accomplishes its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of September 30, 2009, USNG held 80,350 Futures Contracts traded on the NYMEX and 100,610 cleared swap contracts traded on the ICE Futures and over-the-counter swap transactions with two counterparties.

USNG commenced investment operations on April 18, 2007 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of USNG. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission effective December 1, 2005.  The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”), which listed its limited partnership units on the NYSE Arca on September 24, 2009. The General Partner has also filed registration statements to register units of the United States 12 Month Natural Gas Fund, LP and the United States Brent Oil Fund, LP.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America. The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In April 2007, USNG initially registered 30,000,000 units on Form S-1 with the SEC. On April 18, 2007, USNG listed its units on the AMEX under the ticker symbol “UNG”. On that day, USNG established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000. USNG also commenced investment operations on April 18, 2007 by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of September 30, 2009, USNG had registered a total of 1,480,000,000 units, 347,400,000 of which were outstanding.

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

Investments in over-the-counter swap contracts (see Note 5) are arrangements to exchange a periodic payment for a market-linked return, each based on a notional amount.  To the extent that the total return of the security or index underlying the transaction exceeds or falls short of the offsetting periodic payment obligation, USNG receives a payment from, or makes a payment to, the swap counterparty.  The over-the-counter swap contracts are valued daily based upon the appreciation or depreciation of the underlying securities subsequent to the effective date of the contract.  Changes in the value of the swaps are reported as unrealized gains and losses and periodic payments are recorded as realized gains or losses in the accompanying condensed statements of operations.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Swap Premiums

Upfront fees paid by USNG for over-the-counter swap contracts are reflected on the condensed statements of financial condition and represent payments made upon entering into a swap agreement to compensate for differences between the stated terms of the agreement and prevailing market conditions.  The fees are amortized daily over the term of the swap agreement.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at September 30, 2009.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by USNG. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

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

Ongoing Registration Fees and Other Offering Expenses

USNG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2009 and 2008, USNG incurred $1,086,478 and $216,699, respectively, in registration fees and other offering expenses.

Directors’ Fees

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USNG shares these fees with USOF, US12OF, UGA, USHO and USSO based on the relative assets of each fund, computed on a daily basis. These fees for the calendar year 2009 are estimated to be a total of $477,000 for all funds.

Licensing Fees

As discussed in Note 4, USNG entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, USNG and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000.  During the nine months ended September 30, 2009 and 2008, USNG incurred $388,475 and $175,384, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which are borne by the General Partner, are paid by USNG.

Other Expenses and Fees

In addition to the fees described above, USNG pays all brokerage fees, transaction costs for over-the-counter swaps, taxes and other expenses in connection with the operation of USNG, excluding costs and expenses paid by the General Partner as outlined in Note 4.

NOTE 4 - CONTRACTS AND AGREEMENTS

USNG is party to a marketing agent agreement, dated as of April 17, 2007, with the Marketing Agent and the General Partner, whereby the Marketing Agent provides certain marketing services for USNG as outlined in the agreement. The fee of the Marketing Agent, which is borne by the General Partner, is equal to 0.06% on USNG’s assets up to $3 billion; and 0.04% on USNG’s assets in excess of $3 billion.

The above fee does not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

USNG is also party to a custodian agreement, dated January 12, 2007, with Brown Brothers Harriman & Co. (“BBH&Co.”) and the General Partner, whereby BBH&Co. holds investments on behalf of USNG. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, USNG is party to an administrative agency agreement, dated March 5, 2007, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USNG. The General Partner also pays the fees of BBH&Co. for its services under this agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USNG and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USNG’s, USOF’s, US12OF’s, UGA’s, USHO’s and USSO’s combined net assets, (b) 0.0465% for USNG’s, USOF’s, US12OF’s, UGA’s, USHO’s and USSO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USNG’s, USOF’s, US12OF’s, UGA’s, USHO’s and USSO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

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

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USNG engages in the trading of futures contracts, options on futures contracts, cleared swaps and over-the-counter swaps (collectively, “derivatives”). USNG is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

USNG may enter into futures contracts, options on futures contracts, cleared swaps and over-the-counter swaps to gain exposure to changes in the value of an underlying commodity.  A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place.  Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.  Cleared swaps are over-the-counter (“OTC”) agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear U.S., but which are not traded on an exchange.  A cleared swap is created when the parties to an off-exchange OTC transaction agree to extinguish their OTC contract and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of USNG’s investment contracts through September 30, 2009 have been exchange-traded futures contracts, cleared swaps or fully-collateralized over-the-counter swaps. The liquidity and credit risks associated with exchange-traded contracts and cleared swaps are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, USNG must rely solely on the credit of its respective individual counterparties. As of September 30, 2009, USNG has entered into over-the-counter transactions with two counterparties.  Subsequent to September 30, 2009, USNG has entered into over-the-counter transactions with three additional counterparties.  Over-the counter transactions subject USNG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USNG also has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the exchange on which the relevant contracts are traded.  However, as compared to its over-the-counter transactions, it may more easily realize value by reselling its futures contracts. In addition, USNG bears the risk of financial failure by the clearing broker.

At September 30, 2009, USNG’s counterparties posted $96,070,000 in cash and $0 in securities as collateral with USNG’s custodian, as compared with the prior period for which no collateral was posted since USNG had not yet entered into any swaps. Under these agreements, USNG posted collateral with respect to its obligations of $134,910,105 at September 30, 2009, while no collateral was posted for the prior period.

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

USNG invests its cash in money market funds that seek to maintain a stable net asset value.  USNG is exposed to any risk of loss associated with an investment in these money market funds. As of September 30, 2009 and December 31, 2008, USNG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $3,671,896,465 and $713,549,385, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, USNG adopted Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement.  The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of USNG (observable inputs) and (2) USNG’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs).  The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of USNG’s securities at September 30, 2009 using the fair value hierarchy:

At September 30, 2009	Total	Level I	Level II	Level III

Short-Term Investments	$1,850,871,341	$1,850,871,341	$—	$—
Exchange-Traded Futures Contracts	259,412,845	259,412,845	—	—
Exchange-Traded Cleared Swap Contracts	102,820,588	102,820,588	—	—
Over-the-Counter Total Return Swap Contracts	45,339,121	—	—	45,339,121

Following is a reconciliation of assets in which significant observable inputs (Level 3) were used in determining fair value:

						Unrealized
	Level 3	Net			Level 3	Gain of
	Beginning	Transfers	Realized		Ending	Investments
	Balance	In and	and	Net	Balance	Still Held at
	January 1,	or (Out)	Unrealized	Purchases	September 30,	September 30,
	2009	of Level 3	Gain (Loss)	(Sales)	2009	2009
Total Return Swap Contracts	$-	$-	$42,008,446	$3,330,675	$45,339,121	$45,339,121

Effective January 1, 2009, USNG adopted the provisions of Accounting Standards Codification 815 -  Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

		At	At
		September 30,	December 31,
		2009	2008
Derivatives not	Statement of
Accounted for as	Financial
for as Hedging	Condition
Instruments	Location	Fair Value	Fair Value
Futures -
Commodity Contracts	Assets	$259,412,845	$(7,704,870)

Swaps -
Commodity Contracts	Assets -	$45,396,913	$-
	Unrealized
	Appreciation

Equity Contracts	Assets -	$(57,792)	$-
	Unrealized
	Appreciation

The Effect of Derivative Instruments on the Statement of Operations

		For the three months ended		For the nine months ended
		September 30,		September 30,
		Realized	Change in	Realized	Change in
	Location of	Gain or (Loss)	Unrealized	Gain or (Loss)	Unrealized
Derivatives not	Gain or (Loss)	on Derivatives	Gain or (Loss)	on Derivatives	Gain or (Loss)
Accounted for as	on Derivatives	Recognized	Recognized	Recognized	Recognized
for as Hedging	Recognized	in Income	in Income	in Income	in Income
Instruments	in Income	2009	2008	2009	2008

Futures -	Realized gain (loss) on	$(1,373,165,816)	$(449,877,410)	$(1,423,740,733)	$(133,896,820)
Commodity Contracts	closed futures contracts

	Change in unrealized	$665,582,415	$(86,404,030)	$267,117,715	$(75,345,020)
	gain (loss) on open
	futures contracts

Swaps -	Realized gain (loss) on	$(3,330,675)	$-	$(3,330,675)	$-
Commodity Contracts/	closed swap contracts
Equity Contracts
	Change in unrealized	$45,339,121	$-	$45,339,121	$-
	gain (loss) on open
	swap contracts

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2009 and 2008 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended		For the nine months ended
	September 30, 2009 (Unaudited)		September 30, 2008 (Unaudited)

Per Unit Operating Performance:

Net asset value, beginning of period	$23.27		$36.18
Total loss	(11.57)		(2.80)
Total expenses	(0.13)		(0.31)
Net decrease in net asset value	(11.70)		(3.11)
Net asset value, end of period	$11.57		$33.07

Total Return	(50.28	) %	(8.60	) %

Ratios to Average Net Assets
Total loss	(50.37	) %	(27.93	) %
Expenses excluding management fees*	0.84%		0.33%
Management fees*	0.54%		0.60%
Net loss	(51.40	) %	(28.62	) %

*Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USNG.

NOTE 8 – RECENTLY ADOPTED ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board (the “FASB”) released Accounting Standards Codification 815 – Derivatives and Hedging (“ASC 815”). ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  USNG adopted ASC 815 on January 1, 2009.

NOTE 9 – SUBSEQUENT EVENTS

USNG has performed an evaluation of subsequent events through November 9, 2009, which is the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Introduction

USNG, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USNG is to have the changes in percentage terms of its units’ net asset value (“NAV”) reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will become, the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less USNG’s expenses.

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

USNG may also invest in futures contracts for crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”).  For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q. Due, in part, to the increased size of USNG over the last several quarters and its obligation to comply with regulatory limits, it is likely that it will invest in increased numbers of Other Natural Gas-Related Investments in order to fulfill its investment objective.

The regulation of Natural Gas Interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  As stated in the section “What are the Risk Factors Involved with an Investment in USNG?” of USNG’s prospectus as filed with the SEC, regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments in the commodity interests and energy markets are impossible to predict but may significantly and adversely affect USNG.

Currently, a number of proposals that would alter the regulation of Natural Gas Interests are being considered by federal regulators and Congress.  These proposals include the imposition of fixed position limits on energy-based commodity futures contracts, extension of position and accountability limits to futures contracts on non-U.S. exchanges previously exempt from such limits, and the forced use of clearinghouse mechanisms for all over-the-counter transactions.  Certain proposals would aggregate and limit all positions in energy futures held by a single entity, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts.  While it cannot be predicted at this time what reforms will eventually be made or how they will impact USNG, if any of the aforementioned proposals is implemented, USNG’s ability to meet its investment objective may be negatively impacted and investors could be adversely affected.

In addition, due to potential regulatory limitations, USNG may determine to hold greater amounts of cash and cash equivalents and lesser amounts of Natural Gas Interests, or greater amounts of Other Natural Gas-Related Investments if it determines that will most appropriately satisfy USNG's investment objective.  Holding more cash and cash equivalents and less Natural Gas Interests, or more Other Natural Gas-Related Investments for some period of time may result in increased tracking error. Increasing USNG’s investments in Other Natural Gas-Related Investments, such as through increased investments in over-the-counter swaps, may result in increased tracking error due to the fact that transaction costs for over-the-counter swaps are significantly higher as compared to those for exchange-traded Natural Gas Interests, which to date are the principal investment of USNG.  In the event that USNG determines that suitable Other Natural Gas-Related Investments are not obtainable, USNG will need to consider other actions to protect its unitholders and to permit USNG to achieve its investment objectives.

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

Natural gas futures prices exhibited a general downtrend during the nine months ended September 30, 2009. The price of the Benchmark Futures Contract started the year at $5.971. It hit a peak on January 5, 2009 of $6.072 and then fell over the course of the period. The low price of the period was on September 3, 2009 when prices reached $2.058. The period ended with the Benchmark Futures Contract at $4.841, down approximately 13.89% over the period. Similarly, USNG’s NAV initially rose during the period from a starting level of $23.27 per unit to a high on January 5, 2009 of $25.30 per unit. USNG’s NAV reached its low for the period on September 3, 2009 at $7.73 per unit. The NAV on September 30, 2009 was $11.57, down approximately 50.28% over the period.

For the first month of 2009, the natural gas futures market remained in a state of backwardation, meaning that the price of the near month natural gas futures contract was typically higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For the rest of the first quarter and for the second and third quarters of 2009, the natural gas futures market moved into a contango market, with short periods of backwardation. A contango market is one in which the price of the near month natural gas futures contract is less than the price of the next month natural gas futures contract, or contracts further away from expiration. As a result of contango or backwardation, as the case may be, the return of approximately -13.89% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns”.

Valuation of Futures Contracts and the Computation of the NAV

The NAV of USNG units is calculated once each NYSE Arca trading day.  The NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. USNG’s administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USNG investments, including cleared swaps or other futures contracts, as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time.

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

Since its initial offering of 30,000,000 units, USNG has made four subsequent offerings of its units: 50,000,000 units which were registered with the SEC on November 21, 2007, 100,000,000 units which were registered with the SEC on August 28, 2008, 300,000,000 units which were registered with the SEC on May 6, 2009 and an additional 1,000,000,000 units which were registered with the SEC on August 12, 2009. As of September 30, 2009, USNG had issued 480,000,000 units, 347,400,000 of which were outstanding. As of September 30, 2009, there were 1,000,000,000 units registered but not yet issued. On August 11, 2009, USNG’s management determined to suspend offerings of USNG’s units since it could not invest the proceeds from such offerings in investments that would permit it to meet its investment objective due to current and anticipated new regulatory restrictions and limitations on its investments in Futures Contracts. This suspension of creation activity may have led to an increase in USNG’s tracking error and, at times, a greater premium paid for transactions in its units on the NYSE Arca when compared to its per unit NAV on the same day. On September 28, 2009, USNG resumed offerings of units subject to certain limitations including that (1) USNG may require authorized purchasers of its units (“Authorized Purchasers”) to sell USNG specified investments, including the arrangement of an over-the-counter swap contract between the Authorized Purchaser and USNG, (2) USNG may limit its issuance of creation baskets to an Authorized Purchaser to a specified minimum or maximum number of baskets, (3) USNG’s management may vary the terms and conditions of investments to be delivered or arranged by an Authorized Purchaser in order to purchase a creation basket and (4) USNG’s management may decide to offer creation baskets only on particular days. Units offered by USNG in the subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus.

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

For the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

As of September 30, 2009, the total unrealized gain on natural gas Futures Contracts, cleared swap contracts and over-the-counter swap contracts owned or held on that day was $304,751,966 and USNG established cash deposits, including cash investments in money market funds, that were equal to $3,671,896,465. USNG held 80.49% of its cash assets in overnight deposits and money market funds at its custodian bank, while 19.51% of the cash balance was held with the futures commission merchant as margin deposits for the Futures Contracts purchased. The ending per unit NAV on September 30, 2009 was $11.57.

By comparison, as of September 30, 2008, the total unrealized loss on natural gas Futures Contracts owned or held on that day was $55,301,140 and USNG established cash deposits, including cash investments in money market funds, that were equal to $1,147,517,640. USNG held 65.04% of its cash assets in overnight deposits and money market funds at its custodian bank, while 34.96% of the cash balance was held with the futures commission merchant as margin deposits for the Futures Contracts purchased. The increase in cash assets in overnight deposits and money market funds from September 30, 2008 to September 30, 2009 was the result of a greater portion of USNG’s assets consisting of over-the-counter contracts and cleared swaps. The ending per unit NAV on September 30, 2008 was $33.07. The decrease in the per unit NAV from September 30, 2008 to September 30, 2009 was primarily a result of sharply lower prices for natural gas and the related decline in the value of the natural gas futures contracts that USNG had invested in between the period ended September 30, 2008 and the period ended September 30, 2009.

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

During the nine months ended September 30, 2009, the daily average total net assets of USNG were $2,207,965,179. The management fee paid by USNG during the period amounted to $8,923,338, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.54% over the course of this nine month period.  By comparison, during the nine months ended September 30, 2008, the daily average total net assets of USNG were $711,569,945. The management fee paid by USNG during the period amounted to $3,177,614, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.60% over the course of this nine month period. Management fees as a percentage of average net assets were lower for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to the period ended September 30, 2008 having a fewer number of days in which total net assets exceeded $1 billion and were therefore charged the lower rate of 0.50%.

In addition to the management fee, USNG pays all brokerage fees, transaction costs for over-the-counter swaps, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the nine months ended September 30, 2009 was $13,860,003, as compared to $1,742,706 for the nine months ended September 30, 2008. The increase in expenses from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 was primarily due to the relative size of USNG and activity that resulted from its increased size, including the registration and the offering of additional units, increased brokerage fees, increased transaction costs for over-the-counter swaps, increased licensing fees and increased tax reporting costs due to the greater number of unitholders during the period. For the nine months ended September 30, 2009, USNG incurred $1,806,478 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the nine months ended September 30, 2008, USNG incurred $216,699 in ongoing registration fees and other expenses relating to the registration and offering of additional units.

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USNG shares these fees with the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) the United States Heating Oil Fund, LP (“USHO”) and the United States Short Oil Fund (“USSO”), based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2009 are estimated to be a total of $477,000 for all funds. By comparison, for the year ended December 31, 2008, these fees amounted to a total of $282,000 for all funds, and USNG’s portion of such fees was $130,371. Directors’ expenses are expected to increase in 2009 due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors of the General Partner. Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the nine months ended September 30, 2009, total commissions paid to brokers amounted to $9,704,462. By comparison, during the nine months ended September 30, 2008, total commissions paid to brokers amounted to $604,734. The increase in the total commissions paid to brokers from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 was primarily a function of increased brokerage fees due to a higher number of Natural Gas Interests being held and traded as a result of the increase in USNG’s average total net assets, the decrease in the price of Natural Gas Interests and the increase in redemptions and creations of units during the nine months ended September 30, 2009.  The increase in assets required USNG to purchase a greater number of Natural Gas Interests and incur a larger amount of commissions. As an annualized percentage of total net assets, the figure for the nine months ended September 30, 2009 represents approximately 0.59% of total net assets. By comparison, the figure for the nine months ended September 30, 2008 represented approximately 0.11% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USNG’s transaction fees have also increased during the nine months ended September 30, 2009 due to the increased investment in Other Natural Gas-Related Investments, including over-the-counter swaps, including up front fees and spreads charged by counterparties, during that period. In particular, the transaction costs for over-the-counter swaps are significantly higher as compared to those for exchange-traded Natural Gas Interests, which to date are the principal investment of USNG. USNG incurred $1,286,544 in transaction costs during the nine months ended September 30, 2009 as compared to no transaction costs during the nine months ended September 30, 2008.

Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the nine months ended September 30, 2009, USNG earned $2,241,532 in interest income on such cash holdings. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.14%. USNG did not purchase Treasuries during the nine months ended September 30, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the nine months ended September 30, 2008, USNG earned $10,380,019 in interest income on such cash holdings. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 1.95%. USNG did not purchase Treasuries during the nine months ended September 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the nine months ended September 30, 2009 compared to the same time period in 2008. As a result, the amount of interest earned by USNG as a percentage of total net assets was lower during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

For the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

During the three months ended September 30, 2009, the daily average total net assets of USNG were $3,893,286,748. The management fee paid by USNG during the period amounted to $5,158,662, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.53% over the course of this three month period.  By comparison, during the three months ended September 30, 2008, the daily average total net assets of USNG were $933,171,008. The management fee paid by USNG for the three months ended September 30, 2008 amounted to $1,390,316, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.60% over the course of the three months ended September 30, 2008. USNG’s management fees as a percentage of average net assets were lower for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to the period ended September 30, 2008 having a fewer number of days in which total net assets exceeded $1 billion.

In addition to the management fee, USNG pays all brokerage fees, transaction costs for over-the-counter swaps, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the three months ended September 30, 2009 was $8,112,692, as compared to $668,860 for the three months ended September 30, 2008. The increase in expenses from the three months ended September 30, 2008 to the three months ended September 30, 2009 was primarily due to the relative size of USNG and activity that resulted from its increased size, including the registration and the offering of additional units, increased brokerage fees, increased transaction costs for over-the-counter swaps, increased licensing fees and increased tax reporting costs due to the greater number of unitholders during the period. For the three months ended September 30, 2009, USNG incurred $763,759 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended September 30, 2008, USNG incurred $127,741 in ongoing registration fees and other expenses relating to the registration and offering of additional units.

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USNG shares these fees with USOF, US12OF, UGA, USHO and USSO based on the relative assets of each fund computed on a daily basis. These fees for the three months ended September 30, 2009 amounted to a total of $80,648 for all funds, and USNG’s portion of such fees was $49,631. By comparison, for the three months ended September 30, 2008, these fees amounted to a total of $72,126 for all funds, and USNG’s portion of such fees was $30,262. Directors’ expenses increased from the three months ended September 30, 2008 to the three months ended September 30, 2009 due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors of the General Partner. Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the three months ended September 30, 2009, total commissions paid to brokers amounted to $5,726,699. By comparison, during the three months ended September 30, 2008, total commissions paid to brokers amounted to $324,156.  The increase in the total commissions paid to brokers from the three months ended September 30, 2008 to the three months ended September 30, 2009 was primarily a function of increased brokerage fees due to a higher number of Natural Gas Interests being held and traded as a result of the increase in USNG’s average total net assets and the decrease in the price of Natural Gas Interests during the three months ended September 30, 2009.  The increase in assets required USNG to purchase a greater number of Natural Gas Interests and incur a larger amount of commissions. As an annualized percentage of total net assets, the figure for the three months ended September 30, 2009 represents approximately 0.58% of total net assets. By comparison, the figure for the three months ended September 30, 2008 represented approximately 0.14% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USNG’s transaction fees have also increased during the three months ended September 30, 2009 due to the increased investment in Other Natural Gas-Related Investments, including over-the-counter swaps, during that period. In particular, the transaction costs for over-the-counter swaps, including up front fees and spreads charged by counterparties, are significantly higher as compared to those for exchange-traded Natural Gas Interests, which to date are the principal investment of USNG. USNG incurred $1,286,544 in transaction costs during the three months ended September 30, 2009 as compared to no transaction costs during the three months ended September 30, 2008.

Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three months ended September 30, 2009, USNG earned $968,387 in interest income on such cash holdings. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.10%. USNG did not purchase Treasuries during the three months ended September 30, 2009 and held all of its funds in cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2008, USNG earned $4,484,691 in interest income on such cash holdings. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 1.91%. USNG did not purchase Treasuries during the three months ended September 30, 2008 and held all of its funds in cash and/or cash equivalents during this time period. Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the three months ended September 30, 2009 compared to the same time period in 2008. As a result, the amount of interest earned by USNG as a percentage of total net assets was lower during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Tracking USNG’s Benchmark

USNG seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USNG seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-day time period was 0.5% per day, USNG’s management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% i.e., between 0.9 and 1.1 of the benchmark’s results. USNG’s portfolio management goals do not include trying to make the nominal price of USNG’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for natural gas. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas Futures Contracts and Other Natural Gas-Related Investments.

For the 30 valuation days ended September 30, 2009, the simple average daily change in the Benchmark Futures Contract was 0.425%, while the simple average daily change in the NAV of USNG over the same time period was -0.420%. The average daily difference was -0.005% (or -0.05 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.0027%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USNG’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-day period ended September 30, 2009.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of USNG’s units to the public on April 18, 2007 to September 30, 2009, the simple average daily change in the Benchmark Futures Contract was -0.185%, while the simple average daily change in the NAV of USNG over the same time period was -0.182%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.508%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USNG versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USNG, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USNG’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the nine months ended September 30, 2009, the actual total return of USNG as measured by changes in its NAV was -50.28%. This is based on an initial NAV of $23.27 on December 31, 2008 and an ending NAV as of September 30, 2009 of $11.57. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USNG would have ended the third quarter of 2009 with an estimated NAV of $11.68, for a total return over the relevant time period of -49.81%. The difference between the actual NAV total return of USNG of -50.28% and the expected total return based on the Benchmark Futures Contract of -49.81% was an error over the time period of 0.47%, which is to say that USNG’s NAV trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the interest that USNG collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2009, USNG received interest income of $2,241,532, which is equivalent to a weighted average interest rate of 0.14% for the nine months ended September 30, 2009. In addition, during the nine months ended September 30, 2009, USNG also collected $185,000 from its Authorized Purchasers creating or redeeming baskets of units. This income contributed to USNG’s actual return. However, if the total assets of USNG continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the nine months ended September 30, 2009, USNG incurred total expenses of $22,783,341. Income from interest and Authorized Purchaser collections net of expenses was $(20,794,241), which is equivalent to a weighted average net interest rate of -1.26% for the nine months ended September 30, 2009.

By comparison, for the nine months ended September 30, 2008, the actual total return of USNG as measured by changes in its NAV was -8.60%. This was based on an initial NAV of $36.18 on December 31, 2007 and an ending NAV as of September 30, 2008 of $33.07. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USNG would have ended the third quarter of 2008 with an estimated NAV of $32.85, for a total return over the relevant time period of -9.20%. The difference between the actual NAV total return of USNG of -8.60% and the expected total return based on the Benchmark Futures Contract of -9.20% was an error over the time period of 0.60%, which is to say that USNG’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USNG collected on its cash and cash equivalent holdings. During the nine months ended September 30, 2008, USNG received interest income of $10,380,019, which is equivalent to a weighted average interest rate of 1.95% for the nine months ended September 30, 2008. In addition, during the nine months ended September 30, 2008, USNG also collected $147,000 from Authorized Purchasers creating or redeeming baskets of units. During the nine months ended September 30, 2008, USNG incurred total expenses of $4,920,319. Income from interest and Authorized Purchaser collections net of expenses was $5,606,700, which is equivalent to a weighted average net interest rate of 1.05% for the nine months ended September 30, 2008. This income also contributed to USNG’s actual return exceeding the benchmark results.

There are currently three factors that have impacted or are most likely to impact USNG’s ability to accurately track its Benchmark Futures Contract.

First, USNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USNG executes the trade. In that case, USNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USNG to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the nine months ended September 30, 2009, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USNG’s attempt to track the Benchmark Futures Contract over time.

Second, USNG earns interest on its cash, cash equivalents and Treasury holdings. USNG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2009. Interest payments, and any other income, were retained within the portfolio and added to USNG’s NAV. When this income exceeds the level of USNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USNG will realize a net yield that will tend to cause daily changes in the NAV of USNG to track slightly higher than daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2009, USNG earned, on an annualized basis, approximately 0.14% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.54% for management fees and approximately 0.59% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.28% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -1.27% and affected USNG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contracts. During the nine months ended September 30, 2009, USNG held Other Natural Gas-Related Investments. These holdings included a financially settled natural gas futures contract traded on NYMEX whose settlement price tracks the settlement price of the Benchmark Futures Contract. USNG also held investments in cleared swaps traded on the ICE Futures whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized over-the-counter swaps designed to track the settlement price of the Benchmark Futures Contract.  Due, in part, to the increased size of USNG over the last several quarters and its obligations to comply with regulatory limits, USNG has invested in Other Natural Gas-Related Investments, such as over-the-counter swaps, which have increased transaction-related expenses and may result in increased tracking error. Over-the-counter swaps increase transaction-related expenses due to the fact that USNG must pay to the swap counterparty certain fees that USNG does not have to pay for transactions executed on an exchange. Finally, due to potential regulatory limitations, USNG may determine to hold greater amounts of cash and cash equivalents and lesser amounts of Natural Gas Interests, if it determines that will most appropriately satisfy USNG’s investment objective. Holding more cash and cash equivalents and less Natural Gas Interests for some period of time may result in increased tracking error. There are additional Other Natural Gas-Related Investments that USNG is permitted to invest in whose price movements may not track the settlement price of the Benchmark Futures Contract.

On August 12, 2009, USNG’s management determined to suspend offerings of USNG’s units since it could not invest the proceeds from such offerings in investments that would permit it to meet its investment objective due to current and anticipated new regulatory restrictions and limitations. As a result of this suspension of creation activity, USNG’s shares may have been trading at a premium during a portion of the period from August 12, 2009 to September 28, 2009, when creation activity resumed subject to certain limitations. These limitations included the following: (1) USNG may require Authorized Purchasers of its units to sell USNG specified investments, including the arrangement of an over-the-counter swap contract between the Authorized Purchaser and USNG, (2) USNG may limit its issuance of creation baskets to an Authorized Purchaser to a specified minimum or maximum number of baskets, (3) USNG’s management may vary the terms and conditions of investments to be delivered or arranged by an Authorized Purchaser in order to purchase a creation basket and (4) USNG’s management may decide to offer creation baskets only on particular days. The trading of USNG’s units at a premium may have caused an increase in tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of USNG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in USNG units during the nine months ended September 30, 2009 relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2008 and held to September 30, 2009 decreased, based upon the changes in the NAV for USNG units on those days, by approximately 50.28%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 49.81% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2007 to September 30, 2008, contago impacted the total return on an investment in USNG units relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2007 and held to September 30, 2008 decreased, based upon the changes in the NAV for USNG units on those days, by approximately 8.60%, while the spot price of natural gas for immediate delivery during the same period increased by approximately 9.20% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the nine months ended September 30, 2009, natural gas prices in the United States were impacted by several factors. At the beginning of the first quarter of 2009, the amount of natural gas in storage was at higher than average levels versus the previous five years. During the entire first half of 2009, the seasonally adjusted inventory levels of stored natural gas remained well above five-year averages. In addition, a combination of slowing U.S. economic growth and increased natural gas production all contributed to a very significant decline in natural gas prices during the first half of 2009, with prices reaching a low of $2.508 on September 3, 2009 and ending the third quarter of 2009 with a price of $4.481.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended September 30, 2009, natural gas had a slightly weaker positive correlation with crude oil, heating oil and unleaded gasoline than it had displayed over the ten year period ended December 31, 2008. The correlation between natural gas and U.S. government bonds, which had been essentially non-correlated over the ten year period ended December 31, 2008, appeared to remain non-correlated over this shorter time period. Correlations compared to global equities and U.S. large-cap equities appeared to be weakly correlated over this shorter time period. This may have been as a result of the drop in both industrial production in the U.S. as well as natural gas demand as a result of the slowing economy.

Correlation Matrix – 12 months ended September 30, 2009	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	0.088	0.988	0.706	0.694	0.522	0.205
U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	0.102	-0.313	-0.303	-0.423	0.082
Global Equities (FTSE World Index)			1.000	0.705	0.697	0.552	0.205
Crude Oil				1.000	0.810	0.768	0.193
Heating Oil					1.000	0.865	0.252
Unleaded Gasoline						1.000	-0.089
Natural Gas							1.000
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

USNG currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) interest earned on Treasuries, cash and/or cash equivalents. USNG has allocated substantially all of its net assets to trading in Natural Gas Interests. USNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for USNG’s trading in Natural Gas Interests. The balance of the net assets is held in USNG’s account at its custodian bank. Interest earned on USNG’s interest-bearing funds is paid to USNG. In prior periods, the amount of cash earned by USNG from the sale of Creation Baskets and from interest earned has exceeded the amount of cash required to pay USNG’s expenses. However, during the nine months ended September 30, 2009, USNG’s expenses exceeded the interest income USNG earned and the cash earned by the sale of Creation Baskets. To the extent exprnses have execeeded interest income, USNG’s NAV will be negatively impacted.

USNG’s investment in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, USNG’s over-the-counter contracts have very limited liquidity since they are negotiated agreements that are not transferable by USNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. Such market conditions or contractual limits could prevent USNG from promptly liquidating its positions in Natural Gas Interests. During the nine months ended September 30, 2009, USNG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USNG cannot predict whether such an event may occur in the future.

Since the initial offering of units, USNG has been responsible for expenses relating to (i) management fees, (ii) brokerage fees and commissions and fees associated with its over-the-counter transactions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) taxes and other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of the General Partner and (vii) other extraordinary expenses not in the ordinary course of business, while the General Partner has been responsible for expenses relating to the fees of USNG’s marketing agent, administrator and custodian and registration expenses relating to the initial offering of units. If the General Partner and USNG are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USNG will terminate and investors may lose all or part of their investment.

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

Credit Risk

When USNG enters into Futures Contracts and Other Natural Gas-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the exchange or clearinghouse in connection with trades on the exchange or through the clearinghouse, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USNG in such circumstances.

USNG was a party to over-the-counter transactions on what it intends to be a fully-collateralized basis with two counterparties as of September 30, 2009. Subsequent to September 30, 2009, USNG has entered into fully-collateralized over-the-counter transactions with three additional counterparties. Unlike most of the exchange-traded Futures Contracts, cleared swaps or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

The General Partner attempts to manage the credit risk of USNG by following various trading limitations and policies. In particular, USNG generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Natural Gas-Related Investments it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USNG to limit its credit exposure. UBS Securities LLC, USNG’s commodity broker, or any other broker that may be retained by USNG in the future, when acting as USNG’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USNG, all assets of USNG relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle USNG’s assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USNG’s assets related to foreign Futures Contracts trading and, in some cases, to cleared swaps executed through the Futures Commission Merchant. Similarly, under its current over-the-counter agreements, USNG requires that collateral it posts or receives be posted with its custodian and, under agreements among the custodian, USNG and its counterparties, such collateral is segregated.

As of September 30, 2009, USNG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $3,671,896,465. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of September 30, 2009, USNG has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USNG. While USNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USNG’s financial position.

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

The General Partner pays the fees of USNG’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USNG’s condensed financial statements and its SEC and CFTC reports. The General Partner and USNG have also entered into a licensing agreement with the NYMEX pursuant to which USNG and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. USNG also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner.

In addition to the General Partner’s management fee, USNG pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads and up-front fees, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USNG’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis. USNG also pays a portion of the fees and expenses of the independent directors of the General Partner. See Note 3 to the Notes to Condensed Financial Statements (Unaudited).

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

USNG was a party to over-the-counter transactions on what it intends to be a fully-collateralized basis with two counterparties as of September 30, 2009. Subsequent to September 30, 2009, USNG has entered into fully-collateralized over-the-counter transactions with three additional counterparties and was in the process of negotiating agreements governing over-the-counter transactions with additional counterparties. Unlike most of the exchange-traded Futures Contracts, cleared swaps or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

To protect itself from the credit risk that arises in connection with such contracts, USNG may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USNG also may require that the counterparty be highly rated and/or provide collateral or other credit support to address USNG’s exposure to the counterparty (i.e., the amount the counterparty would have to pay to USNG if the transaction with the counterparty were to terminate on that day).  USNG must, to the extent its counterparty has exposure to it under the transaction, also post collateral. In addition, it is also possible for USNG and its counterparty to agree to clear their agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures. In that event, USNG would no longer have credit risk of its original counterparty, as the clearinghouse would now be USNG’s counterparty. USNG would still retain any price risk associated with its transaction and would be required to deposit margin to secure the clearinghouse’s exposure to USNG.

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

During the nine months ended September 30, 2009, USNG employed hedging methods such as those described above to the extent it invested in fully-collateralized over-the-counter swap transactions designed to track percentage changes in the price of the Benchmark Futures Contract. During the nine months ended September 30, 2009, USNG was exposed to counterparty risk on its fully-collateralized over-the-counter swap transactions with two counterparties.

The counterparty credit ratings for the exposure on over-the-counter swap transactions to which USNG was a party that would be owed to USNG due to a default or early termination by USNG’s counterparties at September 30, 2009 and December 31, 2008 were:

December 31, 2008
Moody’s Credit Rating	Number of Counterparties	Notional Amount	Credit Exposure	Collateral Held	Exposure, Net of Collateral
Aa1	—	$—	$—	$—	$—
A2	—	—	—	—	—
Unrated	—	—	—	—	—
Total	—	$—	$—	$—	$—

	September 30, 2009
Moody’s Credit Rating	Number of Counterparties	Notional Amount	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa1	1	$520,896,084	$46,980,693	$46,470,000	$510,693
A2	1	226,638,773	49,572,216	49,600,000	(27,784)
Unrated	—	—	—	—	—
Total	2	$747,534,857	$96,552,909	$96,070,000	$482,909

*  The difference reflects minimum transfer amounts for collateral and potentially one day's movement in the underlying total return, which would be collateralized the following business day.

The aggregate notional amount of USNG’s over-the-counter derivative transactions, most of which consisted of total return swaps, increased to $747,533,857 at September 30, 2009, as compared with no swaps for the prior period. The aggregate notional amount of these derivative transactions, which is not included in the Condensed Schedule of Investments (Unaudited), is indicative of USNG’s activities in derivative transactions, but is not an indicator of the level of credit risk associated with these transactions.

At September 30, 2009, USNG’s counterparties posted $96,070,000 in cash and no securities as collateral with USNG’s custodian, as compared with the prior period for which no collateral was posted since USNG had not yet entered into any swaps. Under these over-the-counter swap agreements, USNG posted collateral with respect to its obligations of $134,910,105 at September 30, 2009, while no collateral was posted for the prior period.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

Except as noted below, there has not been a material change from the risk factors previously disclosed in USNG's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

In the wake of the economic crisis last year, the Administration, federal regulators and Congress are revisiting the regulation of the financial sector, including securities and commodities markets. These efforts are likely to result in significant changes in the regulation of these markets.

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

Item 6.  Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
3.1*	Second Amended and Restated Agreement of Limited Partnership.
3.3*	Fourth Amended and Restated Limited Liability Company Agreement of the General Partner.
10.2*	Marketing Agent Agreement.
10.4*	Custodian Agreement.
10.5*	Amendment Agreement to the Custodian Agreement.
10.6*	Administrative Agency Agreement.
10.7*	Amendment Agreement to the Administrative Agency Agreement.
10.8*	Amendment Agreement to the Marketing Agent Agreement.
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Customer Agreement for Futures Contracts.

*           Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Natural Gas Fund, LP (Registrant)
By:  United States Commodity Funds LLC, its general partner

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: November 9, 2009

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date:  November 9, 2009