Form 10-K
period 2009-12-31
United States Natural Gas Fund, LP
filed 2010-03-01
CIK 1376227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

The aggregate market value of the registrant’s units held by non-affiliates of the registrant as of June 30, 2009 was: $3,742,126,000.

The registrant had 409,400,000 outstanding units as of February 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

UNITED STATES NATURAL GAS FUND, LP

Table of Contents

Part I

Item 1. Business.

What is USNG?

The United States Natural Gas Fund, LP (“USNG”) is a Delaware limited partnership organized on September 11, 2006. USNG maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. USNG is a commodity pool that issues limited partnership interests (“units”) traded on the NYSE Arca Inc. (the “NYSE Arca”). It operates pursuant to the terms of the Second Amended and Restated Agreement of Limited Partnership dated as of October 13, 2008 (the “LP Agreement”), which grants full management control to United States Commodity Funds LLC (the “General Partner”).

The investment objective of USNG is for the changes in percentage terms of its units’ net asset value (“NAV”) to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), less USNG’s expenses. USNG’s units began trading on April 18, 2007. The General Partner is the general partner of USNG and is responsible for the management of USNG.

Who is the General Partner?

The General Partner is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. Prior to June 13, 2008, the General Partner was known as Victoria Bay Asset Management, LLC. It maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. The General Partner is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership of Wainwright’s shares. Wainwright is a holding company.  Wainwright previously owned an insurance company organized under Bermuda law, which has been liquidated, and a registered investment adviser firm named Ameristock Corporation which has been distributed to the Wainwright shareholders. The General Partner is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005.

On May 12, 2005, the General Partner formed the United States Oil Fund, LP (“USOF”), another limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USOF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the NYMEX, less USOF’s expenses. USOF’s units began trading on April 10, 2006. The General Partner is the general partner of USOF and is responsible for the management of USOF.

On June 27, 2007, the General Partner formed the United States 12 Month Oil Fund, LP (“US12OF”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of US12OF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on light, sweet crude oil traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12OF’s expenses. US12OF’s units began trading on December 6, 2007. The General Partner is the general partner of US12OF and is responsible for the management of US12OF.

On April 12, 2007, the General Partner formed the United States Gasoline Fund, LP (“UGA”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of UGA is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the price of unleaded gasoline delivered to the New York harbor, as measured by the changes in the price of the futures contract on gasoline traded on the NYMEX, less UGA’s expenses. UGA’s units began trading on February 26, 2008. The General Partner is the general partner of UGA and is responsible for the management of UGA.

On April 13, 2007, the General Partner formed the United States Heating Oil Fund, LP (“USHO”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USHO is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel oil) delivered to the New York harbor, as measured by the changes in the price of the futures contract on heating oil traded on the NYMEX, less USHO’s expenses. USHO’s units began trading on April 9, 2008. The General Partner is the general partner of USHO and is responsible for the management of USHO.

On June 30, 2008, the General Partner formed the United States Short Oil Fund, LP (“USSO”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USSO is for the changes in percentage terms of its units’ NAV to inversely reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the NYMEX, less USSO’s expenses.  USSO’s units began trading on September 24, 2009.  The General Partner is the general partner of USSO and is responsible for the management of USSO.

On June 27, 2007, the General Partner formed the United States 12 Month Natural Gas Fund, LP (“US12NG”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca. The investment objective of US12NG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12NG’s expenses. US12NG’s units began trading on November 18, 2009.  The General Partner is the general partner of US12NG and is responsible for the management of US12NG.

USOF, US12OF, UGA, USHO, USSO and US12NG are collectively referred to herein as the “Related Public Funds”. For more information about each of the Related Public Funds, investors in USNG may call 1-800-920-0259 or go online to www.unitedstatescommodityfunds.com.

The General Partner has filed a registration statement for two other exchange traded security funds, the United States Brent Oil Fund, LP (“USBO”) and the United States Commodity Index Funds Trust (“USCI”). The investment objective of USBO will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the spot price of Brent crude oil, as measured by the changes in the price of the futures contract on Brent crude oil traded on the ICE Futures, less USBO’s expenses.  The investment objective of USCI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index (“SDCI”) Total Return, less USCI’s expenses.

The General Partner is required to evaluate the credit risk of USNG to the futures commission merchant, oversee the purchase and sale of USNG’s units by certain authorized purchasers (“Authorized Purchasers”), review daily positions and margin requirements of USNG and manage USNG’s investments. The General Partner also pays the fees of ALPS Distributors, Inc., which acts as the marketing agent for USNG (the “Marketing Agent”) and Brown Brothers Harriman & Co. (“BBH&Co.”), which acts as the administrator (the “Administrator”) and the custodian (the “Custodian”) for USNG.

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

The business and affairs of the General Partner are managed by a board of directors (the “Board”), which is comprised of four management directors, some of whom are also its executive officers (the “Management Directors”), and three independent directors who meet the independent director requirements established by the NYSE Arca and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Notwithstanding the foregoing, the Management Directors have the authority to manage the General Partner pursuant to its limited liability company agreement. Through its Management Directors, the General Partner manages the day-to-day operations of USNG. The Board has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis and Malcolm R. Fobes III). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does USNG Operate?

The net assets of USNG consist primarily of investments in futures contracts for natural gas, but may also consist of investment contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”). USNG may also invest in other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and over-the-counter transactions that are based on the price of natural gas, oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this annual report on Form 10-K.

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

The investment objective of USNG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the changes in the Futures Contract on natural gas traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USNG’s expenses. It is not the intent of USNG to be operated in a fashion such that its NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas.

USNG seeks to achieve its investment objective by investing in a mix of Futures Contracts and Other Natural Gas-Related Investments such that the changes in its NAV will closely track the changes in the price of the NYMEX Futures Contract for natural gas delivered to Henry Hub Louisiana (the “Benchmark Futures Contract”). The General Partner believes changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the changes in the spot price of natural gas. On any valuation day (a valuation day is any NYSE Arca trading day as of which USNG calculates its NAV as described herein), the Benchmark Futures Contract is the near month contract for natural gas traded on the NYMEX unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Futures Contract is the next month contract for natural gas on the NYMEX.

As a specific benchmark, the General Partner endeavors to place USNG’s trades in Futures Contracts and Other Natural Gas-Related Investments and otherwise manage USNG’s investments so that A will be within plus/minus 10 percent of B, where:

•	A is the average daily change in USNG’s NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which USNG calculates its NAV, and
•	B is the average daily change in the price of the Benchmark Futures Contract over the same period.

The General Partner believes that market arbitrage opportunities cause daily changes in USNG’s unit price on the NYSE Arca to closely track daily changes in USNG’s NAV per unit. The General Partner further believes that the daily changes in prices of the Benchmark Futures Contract have historically closely tracked the daily changes in the spot price of natural gas. The General Partner believes that the net effect of these two relationships and the expected relationship described above between USNG’s NAV and the Benchmark Futures Contract will be that the daily changes in the price of USNG’s units on the NYSE Arca will continue to closely track the daily changes in the spot price of 10,000 million British thermal units (“mmBtu”) of natural gas, less USNG’s expenses. The following two graphs demonstrate the correlation between the daily changes in the NAV of USNG and the daily changes in the Benchmark Futures Contract both since the initial public offering of USNG’s units on April 18, 2007 through December 31, 2009 and during the last thirty valuation days ended December 31, 2009.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

An investment in the units provides a means for diversifying an investor’s portfolio or hedging exposure to changes in natural gas prices. An investment in the units allows both retail and institutional investors to easily gain this exposure to the natural gas market in a transparent, cost-effective manner.

The expected correlation of the price of USNG’s units, USNG’s NAV and the price of the Benchmark Futures Contract and the spot price of natural gas is illustrated in the following diagram:

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

From inception to March 2009, the Benchmark Futures Contract of USNG was changed from the near month contract to expire to the next month contract to expire, starting on the date two weeks prior to the expiration of the near month contract.  The change in the Benchmark Futures Contract occurred in its entirety from one day until the next day.

Since March 2009, the Benchmark Futures Contract has changed each month from the near month contract to the next month contract over a four-day period.  The Benchmark Futures Contract changes starting at the end of the day on the date two weeks prior to expiration of the near month contract for that month. During the first three days of the period, the applicable value of the Benchmark Futures Contract is based on a combination of the near month contract and the next month contract as follows: (1) day 1 consists of 75% of the then near month contract’s price plus 25% of the price of the next month contract, divided by 75% of the near month contract’s prior day’s price plus 25% of the price of the next month contract,  (2) day 2 consists of 50% of the then near month contract’s price plus 50% of the price of the next month contract, divided by 50% of the near month contract’s prior day’s price plus 50% of the price of the next month contract,  and (3) day 3 consists of 25% of the then near month contract’s price plus 75% of the price of the next month contract, divided by 25% of the near month contract’s prior day’s price plus 75% of the price of the next month contract.  On day 4, the Benchmark Futures Contract is the next month contract to expire at that time and that contract remains the Benchmark Futures Contract until the beginning of the following month’s change in the Benchmark Futures Contract over a four-day period.

On each day during the four-day period, the General Partner “rolls” USNG’s positions in Natural Gas Interests by closing, or selling, a percentage of USNG’s positions in Natural Gas Interests and reinvesting the proceeds from closing those positions in new Natural Gas Interests that reflect the change in the Benchmark Futures Contract.

The anticipated dates that the monthly four-day roll period will commence for 2010 will be posted on USNG’s website at www.unitedstatesnaturalgasfund.com, and are subject to change without notice.

USNG’s total portfolio composition is disclosed on its website each day that the NYSE Arca is open for trading. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Natural Gas Interest, the specific types of Other Natural Gas-Related Investments and characteristics of such Other Natural Gas-Related Investments, Treasuries, and amount of cash and/or cash equivalents held in USNG’s portfolio. USNG’s website is publicly accessible at no charge. USNG’s assets are held in segregated accounts pursuant to the Commodity Exchange Act (the “CEA”) and CFTC regulations.

The units issued by USNG may only be purchased by Authorized Purchasers and only in blocks of 100,000 units called Creation Baskets. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of units in the Creation Basket. Similarly, only Authorized Purchasers may redeem units and only in blocks of 100,000 units called Redemption Baskets.  The purchase price for Creation Baskets, and the redemption price for Redemption Baskets is the actual NAV of the units purchased or redeemed calculated at the end of the business day when notice for a purchase or redemption is received by USNG. In addition, Authorized Purchasers pay USNG a $1,000 fee for each order placed to create one or more Creation Baskets or redeem one or more Redemption Baskets. The NYSE Arca publishes an approximate NAV intra-day based on the prior day’s NAV and the current price of the Benchmark Futures Contract, but the basket price is determined based on the actual NAV at the end of the day.

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

The specific Futures Contracts purchased depends on various factors, including a judgment by the General Partner as to the appropriate diversification of USNG’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While the General Partner has made significant investments in NYMEX Futures Contracts, as USNG reaches position limits on the NYMEX, or for other reasons, it may invest in Futures Contracts traded on other exchanges or may invest in Other Natural Gas-Related Investments such as cleared swap contracts and other contracts in the “over-the-counter” market.

The General Partner does not anticipate letting USNG’s Futures Contracts expire and taking delivery of the underlying commodity. Instead, the General Partner closes existing positions, e.g., when it changes the Benchmark Futures Contract or it otherwise determines it would be appropriate to do so and reinvests the proceeds in new Futures Contracts or Other Natural Gas-Related Investments. Positions may also be closed out to meet orders for Redemption Baskets and in such case proceeds for such baskets will not be reinvested.

By remaining invested as fully as possible in Futures Contracts or Other Natural Gas-Related Investments, the General Partner believes that the changes in percentage terms in USNG’s NAV will continue to closely track the changes in percentage terms in the prices of the Benchmark Futures Contract. The General Partner believes that certain arbitrage opportunities result in the price of the units traded on the NYSE Arca closely tracking the NAV of USNG. Additionally, natural gas Futures Contracts traded on the NYMEX have closely tracked the spot price of natural gas.  Based on these expected interrelationships, the General Partner believes that the changes in the price of USNG’s units as traded on the NYSE Arca have closely tracked and will continue to closely track the changes in the spot price of natural gas.  For performance data relating to USNG’s ability to track its benchmark, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Tracking USNG’s Benchmark” in this annual report on Form 10-K.

What are Futures Contracts?

Futures Contracts are agreements between two parties. One party agrees to buy natural gas from the other party at a later date at a price and quantity agreed upon when the contract is made. Futures Contracts are traded on futures exchanges, including the NYMEX. For example, natural gas Futures Contracts on the NYMEX trade in units of 10,000 million British Thermal Units (“mmBtu”). The natural gas Futures Contracts traded on the NYMEX are priced by floor brokers and other exchange members both through an “open outcry” of offers to purchase or sell the contracts and through an electronic, screen-based system that determines the price by matching electronically offers to purchase and sell.

Certain typical and significant characteristics of Futures Contracts are discussed below. Additional risks of investing in Futures Contracts are included in “What are the Risk Factors Involved with an Investment in USNG?”

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits.  Futures contracts include typical and significant characteristics. Most significantly, the CFTC and U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USNG is not) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S. futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by the NYMEX but does not limit the maximum daily price fluctuation.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one month in the Benchmark Futures Contract) is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts in natural gas. If USNG and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX will monitor USNG’s and the Related Public Funds’ exposure and ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USNG and the Related Public Funds. If deemed necessary by the NYMEX, it could also order USNG and the Related Public Funds to reduce their aggregate position back to the accountability level. As of December 31, 2009, USNG and the Related Public Funds held a net of 14,590 NYMEX Natural Gas Futures NG contracts and 35,858 NYMEX Natural Gas Futures NN contracts. As of December 31, 2009, USNG held 62,455 natural gas cleared-swap contracts traded on the ICE Futures.

If the NYMEX or the ICE Futures orders USNG to reduce its position back to the accountability level, or to an accountability level that the NYMEX or the ICE Futures deems appropriate for USNG, such an accountability level may impact the mix of investments in Natural Gas Interests made by USNG. To illustrate, assume that the price of the Benchmark Futures Contract and the unit price of USNG are each $10, and that the NYMEX has determined that USNG may not own more than 10,000 natural gas Futures Contracts. In such case, USNG could invest up to $1 billion of its daily net assets in the Benchmark Futures Contract (i.e., $10 per contract multiplied by 10,000 (a Benchmark Futures Contract is a contract for 10,000 mmBTU) multiplied by 10,000 contracts) before reaching the accountability level imposed by the NYMEX. Once the daily net assets of the portfolio exceed $1 billion in the Benchmark Futures Contract, the portfolio may not be able to make any further investments in the Benchmark Futures Contract. If the NYMEX were to impose limits at the $1 billion level (or another level), USNG anticipates that it would invest the majority of its assets above that level in a mix of other Futures Contracts or Other Natural Gas-Related Investments in order to meet its investment objectives.  U.S. futures exchanges, including the NYMEX, currently do not implement fixed position limits for Futures Contracts held outside of the last few days of trading in the near month contract to expire.  See “Risk Factors—Risks Associated With Investing Directly or Indirectly in Natural Gas—Regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect USNG.”

In addition to accountability levels, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USNG will run up against such position limits because USNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract.

U.S. futures exchanges, including the NYMEX, also limit the amount of price fluctuation for Futures Contracts. For example, the NYMEX imposes a $3.00 per mmBtu ($30,000 per contract) price fluctuation limit for natural gas Futures Contracts. This limit is initially based off the previous trading day’s settlement price. If any natural gas Futures Contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $3.00 per mmBtu in either direction of that point. If another halt were triggered, the market would continue to be expanded by $3.00 per mmBtu in either direction after each successive five-minute trading halt. There is no maximum price fluctuation limit during any one trading session.

U.S. futures exchanges, including the NYMEX, currently do not implement fixed position limits for Futures Contracts held outside of the last few days of trading in the near month contract to expire.  However, on January 26, 2010, the CFTC published a proposed rule that, if implemented, would set fixed position limits on energy Futures Contracts, including the NYMEX Henry Hub natural gas futures contract, NYMEX Light Sweet crude oil futures contract, NYMEX New York Harbor No. 2 heating oil futures contract, and NYMEX New York Harbor gasoline blendstock (“RBOB”) gasoline futures contract, along with any contract based upon these contracts.  The proposed position limits would be set as a percentage of the open interest in these contracts for the spot month, any single month, and all months combined.  Additionally, the proposed rule would aggregate positions in the enumerated contracts and those based upon such contracts, including contracts listed on separate exchanges.  This proposal is currently undergoing a 90-day public comment period.

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

Examples of the position and price limits imposed are as follows:

Futures Contract	Position Accountability Levels and Limits	Maximum Daily Price Fluctuation
NYMEX Natural Gas (physically settled)	Any one month: 6,000 net futures / all months: 12,000 net futures, but not to exceed 1,000 contracts in the last three days of trading in the spot month
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

ICE Natural Gas (cleared swaps)	Any one month: 6,000 net futures / all months: 12,000 net futures, but not to exceed 1,000 contracts in the last three days of trading in the spot month	There is no maximum daily price fluctuation limit.

NYMEX Light, Sweet Crude Oil (physically settled)	Any one month: 10,000 net futures / all months: 20,000 net futures, but not to exceed 3,000 contracts in the last three days of trading in the spot month.
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

NYMEX Light, Sweet Crude Oil (financially settled)	Any one month: 20,000 net futures / all months: 20,000 net futures, but not to exceed 2,000 contracts in the last three days of trading in the spot month.	There is no maximum daily price fluctuation limit.

ICE West Texas Intermediate (“WTI”) Crude Futures (financially settled)	Any one month: 10,000 net futures / all months: 20,000 net futures, but not to exceed 3,000 contracts in the last three days of trading in the spot month.	There is no maximum daily price fluctuation limit.

ICE Brent Crude Futures (physically settled)	There are no position limits.	There is no maximum daily price fluctuation limit.

NYMEX Heating Oil (physically settled)	Any one month: 5,000 net futures / all months: 7,000 net futures, but not to exceed 1,000 contracts in the last three days of trading in the spot month
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

NYMEX Gasoline (physically settled)	Any one month: 5,000 net futures / all months: 7,000 net futures, but not to exceed 1,000 contracts in the last three days of trading in the spot month.
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

Marking-to-Market Futures Positions. Futures Contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly. This process of marking-to-market is designed to prevent losses from accumulating in any futures account. Therefore, if USNG’s futures positions have declined in value, USNG may be required to post additional variation margin to cover this decline. Alternatively, if USNG’s futures positions have increased in value, this increase will be credited to USNG’s account.

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

Light, Sweet Crude Oil.  Crude oil is the world’s most actively traded commodity. The Futures Contracts for light, sweet crude oil that are traded on the NYMEX are the world’s most liquid forum for crude oil trading, as well as the world’s largest volume futures contract trading on a physical commodity. Due to the liquidity and price transparency of oil Futures Contracts, they are used as a principal international pricing benchmark. The Futures Contracts for light, sweet crude oil trade on the NYMEX in units of 1,000 U.S. barrels (42,000 gallons) and, if not closed out before maturity, will result in delivery of oil to Cushing, Oklahoma, which is also accessible to the international spot markets via pipelines.

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

Heating Oil. Heating oil, also known as No. 2 fuel oil, accounts for about 25% of the yield of a barrel of crude oil, the second largest “cut” from oil after gasoline. The heating oil Futures Contract listed and traded on the NYMEX trades in units of 42,000 gallons (1,000 barrels) and is based on delivery in the New York harbor, the principal cash market trading center. The price of heating oil has historically been volatile.

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

Why Does USNG Purchase and Sell Futures Contracts?

USNG’s investment objective is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the Benchmark Futures Contract, less USNG’s expenses. USNG invests primarily in Futures Contracts. USNG seeks to have its aggregate NAV approximate at all times the aggregate market value of the Futures Contracts and Other Natural Gas-Related Investments it holds.

Other than investing in Futures Contracts and Other Natural Gas-Related Investments, USNG only invests in assets to support these investments in Natural Gas Interests. At any given time, most of USNG’s investments are in Treasuries, cash and/or cash equivalents that serve as segregated assets supporting USNG’s positions in Futures Contracts and Other Natural Gas-Related Investments. For example, the purchase of a Futures Contract with a stated value of $10 million would not require USNG to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 10% to 30% of the stated value of the Futures Contract, would be required. To secure its Futures Contract obligations, USNG would deposit the required margin with the futures commission merchant and would separately hold, through its Custodian, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9 million (assuming a 10% margin).

As a result of the foregoing, typically between 10% and 30% of USNG’s assets are held as margin in segregated accounts with a futures commission merchant. In addition to the Treasuries or cash it posts with the futures commission merchant for the Futures Contracts it owns, USNG holds, through the Custodian, Treasuries, cash and/or cash equivalents that can be posted as margin or as collateral to support its over-the-counter contracts. USNG earns interest income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian. USNG anticipates that the earned interest income will increase the NAV and limited partners’ capital contribution accounts. USNG reinvests the earned interest income, holds it in cash, or uses it to pay its expenses. If USNG reinvests the earned interest income, it makes investments that are consistent with its investment objective.

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

Leverage

While USNG’s historical ratio of initial margin to total assets has generally ranged from 10% to 30%, the General Partner endeavors to have the value of USNG’s Treasuries, cash and cash equivalents, whether held by USNG or posted as margin or collateral, at all times approximate the aggregate market value of its obligations under USNG’s Futures Contracts and Other Natural Gas-Related Investments. While the General Partner does not intend to leverage USNG’s assets, it is not prohibited from doing so under the LP Agreement.

Borrowings

Borrowings are not used by USNG, unless USNG is required to borrow money in the event of physical delivery, USNG trades in cash commodities, or for short-term needs created by unexpected redemptions. USNG maintains the value of its Treasuries, cash and cash equivalents whether held by USNG or posted as margin or collateral, to at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Natural Gas-Related Investments. USNG has not established and does not plan to establish credit lines.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In addition to Futures Contracts, there are also a number of listed options on the Futures Contracts on the principal futures exchanges. These contracts offer investors and hedgers another set of financial vehicles to use in managing exposure to the natural gas market. Consequently, USNG may purchase options on natural gas Futures Contracts on these exchanges in pursuing its investment objective.

In addition to the Futures Contracts and options on the Futures Contracts, there also exists an active non-exchange-traded market in derivatives tied to natural gas. These derivatives transactions (also known as over-the-counter contracts) are usually entered into between two parties. Unlike most of the exchange-traded Futures Contracts or exchange-traded options on the Futures Contracts, each party to such contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some natural gas-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other natural gas-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of natural gas- or petroleum-based fuels that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the natural gas spot price, forward natural gas price, the Benchmark Futures Contract price, or other natural gas futures contract price. For example, USNG may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the natural gas spot price, the Benchmark Futures Contract price, or some other futures contract price traded on the NYMEX or ICE Futures and the price of other Futures Contracts that may be invested in by USNG.

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

The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the General Partner’s Board of Directors. Furthermore, the General Partner, on behalf of USNG, only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the U.S. Securities and Exchange Commission (the “SEC”), (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the General Partner’s Board of Directors after consultation with its legal counsel. Existing counterparties are also reviewed periodically by the General Partner.

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

USNG has employed hedging methods to the extent it invested in fully-collateralized over-the-counter swap transactions designed to track percentage changes in the price of the Benchmark Futures Contract.  USNG has been exposed to counterparty risk on these fully-collateralized over-the-counter swap transactions.

Pyramiding

USNG has not and will not employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

BBH&Co. is the registrar and transfer agent for the units. BBH&Co. is also the Custodian for USNG. In this capacity, BBH&Co. holds USNG’s Treasuries, cash and/or cash equivalents pursuant to a custodial agreement. In addition, in its capacity as Administrator for USNG, BBH&Co. performs certain administrative and accounting services for USNG and prepares certain SEC and CFTC reports on behalf of USNG. The General Partner pays BBH&Co.’s fees for these services.

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

USNG also employs ALPS Distributors, Inc. as a Marketing Agent. The General Partner pays the Marketing Agent an annual fee plus an incentive fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of the General Partner for distribution-related services in connection with the offering of units exceed ten percent (10%) of the gross proceeds of the offering.

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

UBS Securities’s principal business address is 677 Washington Blvd, Stamford, CT 06901. UBS Securities is a futures clearing broker for USNG. UBS Securities is registered in the U.S. with FINRA as a broker-dealer and with the CFTC as a futures commission merchant. UBS Securities is a member of the NFA and of various U.S. futures and securities exchanges.

UBS Securities is the defendant in two purported securities class actions pending in District Court of the Northern District of Alabama, brought by holders of stocks and bonds of HealthSouth, captioned In re HealthSouth Corporation Stockholder, No. CV-03-BE-1501-S and In re HealthSouth Corporation Bondholder Litigation, No. CV-03-BE-1502-S. Both complaints assert liability under the Exchange Act.

On June 27, 2007, the Securities Division of the Secretary of the Commonwealth of Massachusetts (“Massachusetts Securities Division”) filed an administrative complaint (the “Complaint”) and notice of adjudicatory proceeding against UBS Securities LLC, captioned In The Matter of UBS Securities, LLC, Docket No. E-2007-0049, which alleges, in sum and substance, that UBS Securities has been violating the Massachusetts Uniform Securities Act (the “Act”) and related regulations by providing the advisers for certain hedge funds with gifts and gratuities in the form of below market office rents, personal loans with below market interest rates, event tickets, and other perks, in order to induce those hedge fund advisers to increase or retain their level of prime brokerage fees paid to UBS Securities. The Complaint seeks a cease and desist order from conduct that violates the Act and regulations, to censure UBS Securities, to require UBS Securities to pay an administrative fine of an unspecified amount, and to find as fact the allegations of the Complaint.

On June 26, 2008, the Massachusetts Securities Division filed an administrative complaint and notice of adjudicatory proceeding against UBS Securities and UBS Financial Services, Inc. (“UBS Financial”), captioned In the Matter of UBS Securities, LLC and UBS Financial Services, Inc., Docket No. 2008-0045, which alleged that UBS Securities and UBS Financial violated the Act in connection with the marketing and sale of auction rate securities.

On July 22, 2008, the Texas State Securities board filed an administrative proceeding against UBS Securities and UBS Financial captioned the Matter of the Dealer Registrations of UBS Financial Services, Inc. and UBS Securities LLC, SOAH Docket No. ###-##-####, SSB Docket No. 08-IC04, alleging violations of the anti-fraud provision of the Texas Securities Act in connection with the marketing and sale of auction rate securities.

On July 24, 2008 the New York Attorney General (“NYAG”) filed a complaint in Supreme Court of the State of New York against UBS Securities and UBS Financial captioned State of New York v. UBS Securities LLC and UBS Financial Services, Inc., No. 650262/2008, in connection with UBS’s marketing and sale of auction rate securities. The complaint alleges violations of the anti-fraud provisions of New York state statutes and seeks a judgment ordering that the firm buy back auction rate securities from investors at par, disgorgement, restitution and other remedies.

On August 8, 2008, UBS Securities and UBS Financial reached agreements in principle with the SEC, the NYAG, the Massachusetts Securities Division and other state regulatory agencies represented by the North American Securities Administrators Association (“NASAA”) to restore liquidity to all remaining client’s holdings of auction rate securities by June 30, 2012. On August 20, 2008, the Texas proceeding was dismissed and withdrawn. On October 2, 2008, UBS Securities and UBS Financial entered into a final consent agreement with the Massachusetts Securities Division settling all allegations in the Massachusetts Securities Division’s administrative proceeding against UBS Securities and UBS Financial with regards to the auction rate securities matter. On December 11, 2008, UBS Securities and UBS Financial executed an Assurance of Discontinuance in the auction rate securities settlement with the NYAG. On the same day, UBS Securities and UBS Financial finalized settlements with the SEC.

On August 14, 2008, the New Hampshire Bureau of Securities Regulation filed an administrative action against UBS Securities relating to a student loan issuer, the New Hampshire Higher Education Loan Corp. (“NHHELCO”). The complaint alleges fraudulent and unethical conduct in violation of New Hampshire state statues. The complaint seeks an administrative fine, a cease and desist order, and restitution to NHHELCO. The claim does not impact the global settlement with the SEC, NYAG and NASAA relating to the marketing and sale of auction rate securities to investors.

Further, UBS Securities, like most full service investment banks and broker-dealers, receives inquiries and is sometimes involved in investigations by the SEC, FINRA, the New York Stock Exchange (the “NYSE”) and various other regulatory organizations, exchanges and government agencies. UBS Securities fully cooperates with the authorities in all such requests. UBS Securities regularly discloses to the FINRA arbitration awards, disciplinary action and regulatory events. These disclosures are publicly available on the FINRA’s website at www.finra.org. Actions with respect to UBS Securities’ futures commission merchant business are publicly available on the website of the National Futures Association (http://www.nfa.futures.org/).

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

Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. NAV is calculated by taking the current market value of USOF’s total assets and subtracting any liabilities.

Fees and Compensation Arrangements between USNG and Non-Affiliated Service Providers***

Service Provider	Compensation Paid by USNG
UBS Securities LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary
Non-Affiliated Brokers	Approximately 0.21 % of assets

***	USNG pays this compensation.

New York Mercantile Exchange Licensing Fee****

Assets	Licensing Fee
First $1,000,000,000	0.04% of NAV
After the first $1,000,000,000	0.02% of NAV

****
Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. USNG is responsible for its pro rata share of the assets held by USNG and the Related Public Funds.

Expenses Paid by USNG through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$19,802,761
Amount Paid in Portfolio Brokerage Commissions:	$12,603,078
Other Amounts Paid*****:	$8,074,997
Total Expenses Paid or Accrued Including Expenses Waived:	$40,480,836

*****
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.

Expenses Paid by USNG through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.55% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.35% annualized
Other Amounts Paid:	0.23% annualized
Total Expenses Paid:	1.13% annualized

Other Fees.  USNG also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner.  These fees are estimated to be $2.6 million for the fiscal year ended December 31, 2009.  In addition, USNG is responsible for the fees and expenses, which may include director and officers’ liability insurance, of the independent directors of the General Partner in connection with their activities with respect to USNG.  These director fees and expenses may be shared with other funds managed by the General Partner.  These fees and expenses for 2009 were $433,046, and USNG’s portion of such fees was $159,942.

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

DTC. DTC is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Exchange Act. DTC holds securities for DTC Participants and facilitates the clearance and settlement of transactions between DTC Participants through electronic book-entry changes in accounts of DTC Participants.

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

DTC has advised USNG that it will take any action permitted to be taken by a unitholder (including, without limitation, the presentation of a global certificate for exchange) only at the direction of one or more DTC Participants in whose account with DTC interests in global certificates are credited and only in respect of such portion of the aggregate principal amount of the global certificate as to which such DTC Participant or Participants has or have given such direction.

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

•	automatically request admission as a substituted limited partner;

•	agree to be bound by the terms and conditions of, and execute, USNG’s LP Agreement;

•	represent that such transferee has the capacity and authority to enter into USNG’s LP Agreement;

•	grant powers of attorney to USNG’s General Partner and any liquidator of USNG; and

•	make the consents and waivers contained in USNG’s LP Agreement.

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

BBH&Co., the Administrator, calculates the NAV of USNG once each NYSE Arca trading day. The NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts traded on the NYMEX, but calculates or determines the value of all other USNG investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time in accordance with the current Administrative Agency Agreement among BBH&Co., USNG and the General Partner, which is incorporated by reference into this annual report on Form 10-K.

In addition, in order to provide updated information relating to USNG for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the core trading session on each trading day an updated indicative fund value. The indicative fund value is calculated by using the prior day’s closing NAV per unit of USNG as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the active natural gas Futures Contracts on the NYMEX. The prices reported for those Futures Contract months are adjusted based on the prior day’s spread differential between settlement values for the relevant contract and the spot month contract. In the event that the spot month contract is also the Benchmark Futures Contract, the last sale price for that contract is not adjusted. The indicative fund value unit basis disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the NAV, because the NAV is calculated only once at the end of each trading day based upon the relevant end of day values of USNG’s investments.

The indicative fund value is disseminated on a per unit basis every 15 seconds during regular NYSE Arca core trading session hours of 9:30 a.m. New York time to 4:00 p.m. New York time. The normal trading hours of the NYMEX are 10:00 a.m. New York time to 2:30 p.m. New York time. This means that there is a gap in time at the beginning and the end of each day during which USNG’s units are traded on the NYSE Arca, but real-time NYMEX trading prices for futures contracts traded on the NYMEX are not available. As a result, during those gaps there will be no update to the indicative fund value.

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

In addition, other Futures Contracts, Other Natural Gas-Related Investments and Treasuries held by USNG are valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments are not included in the indicative value. The indicative fund value is based on the prior day’s NAV and moves up and down solely according to changes in the Benchmark Futures Contract for natural gas traded on the NYMEX.

Creation and Redemption of Units

USNG creates and redeems units from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to USNG or the distribution by USNG of the amount of Treasuries and any cash represented by the baskets being created or redeemed, the amount of which is based on the combined NAV of the number of units included in the baskets being created or redeemed determined after 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with the General Partner. The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by USNG, without the consent of any limited partner or unitholder or Authorized Purchaser. Authorized Purchasers pay a transaction fee of $1,000 to USNG for each order they place to create or redeem one or more baskets. Authorized Purchasers who make deposits with USNG in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USNG or the General Partner, and no such person will have any obligation or responsibility to the General Partner or USNG to effect any sale or resale of units. Through December 31, 2009, 14 Authorized Purchasers had entered into agreements with USNG. As of December 31, 2009, USNG issued 5,821 Creation Baskets and redeemed 1,326 Redemption Baskets.

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

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of USNG (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to purchase is accepted as the number of units to be created under the purchase order is in proportion to the total number of units outstanding on the date the order is received. The General Partner determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and the amount of cash, including the maximum permitted remaining maturity of a Treasury and proportions of Treasury and cash that may be included in deposits to create baskets. The Marketing Agent will publish such requirements at the beginning of each business day. The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

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

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until after 4:00 p.m. New York time on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. USNG’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

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

Determination of Redemption Distribution

The redemption distribution from USNG consists of a transfer to the redeeming Authorized Purchaser of an amount of Treasuries and cash that is in the same proportion to the total assets of USNG (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of units to be redeemed under the redemption order is in proportion to the total number of units outstanding on the date the order is received. The General Partner, directly or in consultation with the Administrator, determines the requirements for Treasuries and the amounts of cash, including the maximum permitted remaining maturity of a Treasury, and the proportions of Treasuries and cash that may be included in distributions to redeem baskets. The Marketing Agent will publish such requirements as of 4:00 p.m. New York time on the redemption order date.

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

An order for one or more baskets may be placed by an Authorized Purchaser on behalf of multiple clients. Authorized Purchasers who make deposits with USNG in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USNG or the General Partner, and no such person has any obligation or responsibility to the General Partner or USNG to effect any sale or resale of units. Units trade in the secondary market on the NYSE Arca. Units may trade in the secondary market at prices that are lower or higher relative to their NAV per unit. The amount of the discount or premium in the trading price relative to the NAV per unit may be influenced by various factors, including the number of investors who seek to purchase or sell units in the secondary market and the liquidity of the Futures Contracts market and the market for Other Natural Gas-Related Investments. While the units trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Futures Contracts and Other Natural Gas-Related Investments may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the units may widen.

Prior Performance of USNG

USNG’s units began trading on the American Stock Exchange (the “AMEX”) on April 18, 2007 and are offered on a continuous basis. As a result of the acquisition of the AMEX by NYSE Euronext, USNG’s units commenced trading on the NYSE Arca on November 25, 2008. As of December 31, 2009, the total amount of money raised by USNG from Authorized Purchasers was $10,435,093,775; the total number of Authorized Purchasers was 14; the number of baskets purchased by Authorized Purchasers was 5,821; the number of baskets redeemed by Authorized Purchasers was 1,326; and the aggregate amount of units purchased was 582,100,000. For more information on the performance of USNG, see the Performance Tables below.

Since its initial offering of 30,000,000 units, USNG has made four subsequent offerings of its units: 50,000,000 units which were registered with the SEC on November 21, 2007, 100,000,000 units which were registered with the SEC on August 28, 2008, 300,000,000 units which were registered with the SEC on May 6, 2009 and an additional 1,000,000,000 units which were registered with the SEC on August 12, 2009. Units offered by USNG in subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of December 31, 2009, USNG had issued 584,800,000 units, 449,500,000 of which were outstanding.  As of December 31, 2009, there were 897,900,000 units registered but not yet issued.

Since the offering of USNG units to the public on April 18, 2007 to December 31, 2009, the simple average daily change in its Benchmark Futures Contract was -0.181%, while the simple average daily change in the NAV of USNG over the same time period was -0.179%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was 0.392%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$24,056,500,000

Dollar Amount Raised:	$10,435,093,775

Organizational and Offering Expenses**:
SEC registration fee:	$1,361,084
FINRA registration fee:	$377,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$274,350
Legal fees and expenses:	$1,614,956
Printing expenses:	$73,270

Length of USNG Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	Through April 18, 2007, these expenses were paid for by the General Partner. Following April 18, 2007, USNG has recorded these expenses.

Compensation to the General Partner and Other Compensation USNG:

Expenses paid by USNG through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$19,802,761
Amount Paid in Portfolio Brokerage Commissions:	$12,603,078
Other Amounts Paid *:	$8,074,997
Total Expenses Paid:	$40,480,836

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner in USNG Offering:	0.55% annualized
Amount Paid in Portfolio Brokerage Commissions in USNG Offering:	0.35% annualized
Other Amounts Paid:	0.23% annualized
Total Expenses Paid:	1.13% annualized

USNG Performance:
Name of Commodity Pool:	USNG
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 18, 2007
Aggregate Subscriptions (from inception through December 31, 2009):	$10,435,093,775
Total Net Assets as of December 31, 2009:	$4,525,107,163
Initial NAV Per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2009:	$10.07
Worst Monthly Percentage Draw-down:	July 2008 (32.13)%
Worst Peak-to-Valley Draw-down:	June 2008-November 2009 (85.89)%
Number of Unitholders (as of December 31, 2009)	203,277

COMPOSITE PERFORMANCE DATA FOR USNG

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2007	2008	2009
January	_	8.87%	(21.49)%
February	_	15.87%	(5.47)%
March	_	6.90%	(11.81)%
April	4.30%**	6.42%	(13.92)%
May	(0.84)%	6.53%	10.37%
June	(15.90)%	13.29%	(4.63)%
July	(9.68)%	(32.13)%	(8.70)%
August	(13.37)%	(13.92)%	(27.14)%
September	12.28%	(9.67)%	26.03%
October	12.09%	(12.34)%	(13.31)%
November	(16.16)%	(6.31)%	(11.86)%
December	0.75%	(14.32)%	13.91%
Annual Rate of Return	(27.64) %**	(35.68)%	(56.73)%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from April 18, 2007

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

USOF is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USOF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil traded on the NYMEX, less USOF’s expenses. USOF’s units began trading on April 10, 2006 and are offered on a continuous basis. USOF may invest in a mixture of listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents. As of December 31, 2009, the total amount of money raised by USOF from its authorized purchasers was $24,257,292,570; the total number of authorized purchasers of USOF was 17; the number of baskets purchased by authorized purchasers of USOF was 4,752; the number of baskets redeemed by authorized purchasers of USOF was 4,121; and the aggregate amount of units purchased was 475,200,000. USOF employs an investment strategy in its operations that is similar to the investment strategy of USNG, except that its benchmark is the near month contract to expire for light, sweet crude oil delivered to Cushing, Oklahoma.

Since the offering of USOF units to the public on April 10, 2006 to December 31, 2009, the simple average daily change in its benchmark oil futures contract was -0.027%, while the simple average daily change in the NAV of USOF over the same time period was -0.022%. The average daily difference was 0.005% (or 0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark oil futures contract, the average error in daily tracking by the NAV was 1.56%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

US12OF is a commodity pool and issues units traded on the NYSE Arca. The investment objective of US12OF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on light, sweet crude oil traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12OF’s expenses. US12OF’s units began trading on December 6, 2007 and are offered on a continuous basis. US12OF invests in a mixture of listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents. As of December 31, 2009, the total amount of money raised by US12OF from its authorized purchasers was $224,069,813; the total number of authorized purchasers of US12OF was 4; the number of baskets purchased by authorized purchasers of US12OF was 75; the number of baskets redeemed by authorized purchasers of US12OF was 34; and the aggregate amount of units purchased was 7,500,000. US12OF employs an investment strategy in its operations that is similar to the investment strategy of USNG, except that its benchmark is the average of the prices of the near month contract to expire and the following eleven months contracts for light, sweet crude oil delivered to Cushing, Oklahoma.

Since the offering of US12OF units to the public on December 6, 2007 to December 31, 2009, the simple average daily change in its Benchmark Futures Contracts was -0.004%, while the simple average daily change in the NAV of US12OF over the same time period was -0.003%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contracts, the average error in daily tracking by the NAV was -0.107%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

UGA is a commodity pool and issues units traded on the NYSE Arca. The investment objective of UGA is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms in the spot price of unleaded gasoline for delivery to the New York harbor, as measured by the changes in the price of the futures contract on gasoline traded on the NYMEX, less UGA’s expenses. UGA may invest in a mixture of listed gasoline futures contracts, other non-listed gasoline related investments, Treasuries, cash and cash equivalents. UGA’s units began trading on February 26, 2008 and are offered on a continuous basis. As of December 31, 2009, the total amount of money raised by UGA from its authorized purchasers was $126,263,653; the total number of authorized purchasers of UGA was 6; the number of baskets purchased by authorized purchasers of UGA was 42; the number of baskets redeemed by authorized purchasers of UGA was 23; and the aggregate amount of units purchased was 4,200,000. UGA employs an investment strategy in its operations that is similar to the investment strategy of USNG, except that its benchmark is the near month contract for unleaded gasoline delivered to the New York harbor.

Since the offering of UGA units to the public on February 26, 2008 to December 31, 2009, the simple average daily change in its benchmark futures contract was -0.011%, while the simple average daily change in the NAV of UGA over the same time period was -0.012%. The average daily difference was -0.001% (or -0.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was -0.674%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USHO is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USHO is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of heating oil for delivery to the New York harbor, as measured by the changes in the price of the futures contract on heating oil traded on the NYMEX, less USHO’s expenses. USHO may invest in a mixture of listed heating oil futures contracts, other non-listed heating oil-related investments, Treasuries, cash and cash equivalents. USHO’s units began trading on April 9, 2008 and are offered on a continuous basis. As of December 31, 2009, the total amount of money raised by USHO from its authorized purchasers was $27,750,399; the total number of authorized purchasers of USHO was 6; the number of baskets purchased by authorized purchasers of USHO was 8; the number of baskets redeemed by authorized purchasers of USHO was 2; and the aggregate amount of units purchased was 800,000. USHO employs an investment strategy in its operations that is similar to the investment strategy of USNG, except that its benchmark is the near month contract for heating oil delivered to the New York harbor.

Since the offering of USHO units to the public on April 9, 2008 to December 31, 2009, the simple average daily change in its benchmark futures contract was -0.093%, while the simple average daily change in the NAV of USHO over the same time period was -0.093%. The average daily difference was 0%. As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was -0.696%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USSO is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USSO is for the changes in percentage terms of its units’ NAV to inversely reflect the changes in percentage terms of the price of light, sweet crude oil delivered to Cushing, Oklahoma as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the NYMEX, less USSO’s expenses.  USSO’s units began trading on September 24, 2009 and are offered on a continuous basis. USSO invests in short positions in listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents. As of December 31, 2009, the total amount of money raised by USSO from its authorized purchasers was $14,290,534; the total number of authorized purchasers of USSO was 7; the number of baskets purchased by authorized purchasers of USSO was 3; no baskets were redeemed by authorized purchasers of USSO; and the aggregate amount of units purchased was 300,000. USSO employs an investment strategy in its operations that is similar to the investment strategy of USNG, except that its benchmark is the inverse of the near month contract for light, sweet crude oil delivered to Cushing, Oklahoma.

Since the offering of USSO units to the public on September 24, 2009 to December 31, 2009, the inverse of the simple average daily change in its benchmark futures contract was -0.164%, while the simple average daily change in the NAV of USSO over the same time period was -0.167%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was -0.179%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

US12NG is a commodity pool and issues units traded on the NYSE Arca. The investment objective of US12NG for have the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12NG’s expenses. US12NG’s units began trading on November 18, 2009 and are offered on a continuous basis. US12NG invests in a mixture of listed natural gas futures contracts, other non-listed natural gas related investments, Treasuries, cash and cash equivalents. As of December 31, 2009, the total amount of money raised by US12NG from its authorized purchasers was $40,652,355; the total number of authorized purchasers of US12NG was 8; the number of baskets purchased by authorized purchasers of US12NG was 2; the number of baskets redeemed by authorized purchasers of US12NG was 1; and the aggregate amount of units purchased was 800,000. US12NG employs an investment strategy in its operations that is similar to the investment strategy of USNG, except that its benchmark is the average of the prices of the near month contract to expire and the following eleven months contracts for natural gas delivered at the Henry Hub, Louisiana.

Since the offering of US12NG units to the public on November 18, 2009 to December 31, 2009, the simple average daily change in its benchmark futures contract was 0.291%, while the simple average daily change in the NAV of US12NG over the same time period was 0.287%. The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was 0.089%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The General Partner has filed a registration statement for two other exchange traded security funds, USBO and USCI. The investment objective of USBO would be to have the daily changes in percentage terms of its units’ NAV reflect the daily changes in percentage terms of the spot price of Brent crude oil, as measured by the changes in the price of the futures contract on Brent crude oil traded on the ICE Futures, less USBO’s expenses. The investment objective of USCI will be for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the SDCI Total Return, less USCI’s expenses.

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

USOF:

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$71,257,630,000

Dollar Amount Raised:	$24,257,292,570

Organizational and Offering Expenses**:
SEC registration fee:	$2,480,174
FINRA registration fee:	$603,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$495,850
Legal fees and expenses:	$2,040,875
Printing expenses:	$285,230

Length of USOF Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**
Through December 31, 2006, these expenses were paid for by an affiliate of the General Partner in connection with the initial public offering. Following December 31, 2006, USOF has recorded these expenses.

Compensation to the General Partner and Other Compensation USOF:

Expenses Paid by USOF through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$20,842,027
Amount Paid in Portfolio Brokerage Commissions:	$7,159,498
Other Amounts Paid*:	$8,770,873
Total Expenses Paid:	$36,772,398

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.

Expenses Paid by USOF through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.46% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.16% annualized
Other Amounts Paid:	0.19% annualized
Total Expenses Paid:	0.81% annualized

USOF Performance:
Name of Commodity Pool:	USOF
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 10, 2006
Aggregate Subscriptions (from inception through December 31, 2009):	$24,257,292,570
Total Net Assets as of December 31, 2009:	$2,471,252,817
Initial NAV Per Unit as of Inception:	$67.39
NAV per Unit as of December 31, 2009:	$39.16
Worst Monthly Percentage Draw-down:	October 2008 (31.57)%
Worst Peak-to-Valley Draw-down:	June 2008 – February 2009 (75.84)%
Number of Unitholders (as of December 31, 2009)	84,835

COMPOSITE PERFORMANCE DATA FOR USOF

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2006		2007	2008	2009
January	–		(6.55)%	(4.00)%	(14.60)%
February	–		5.63%	11.03%	(6.55)%
March	–		4.61%	0.63%	7.23%
April	3.47	%**	(4.26)%	12.38%	(2.38)%
May	(2.91)%		(4.91)%	12.80%	26.69%
June	3.16%		9.06%	9.90%	4.16%
July	(0.50)%		10.57%	(11.72)%	(2.30)%
August	(6.97)%		(4.95)%	(6.75)%	(1.98)%
September	(11.72)%		12.11%	(12.97)%	0.25%
October	(8.45)%		16.98%	(31.57)%	8.43%
November	4.73%		(4.82)%	(20.65)%	(0.51)%
December	(5.21)%		8.67%	(22.16)%	(0.03)%
Annual Rate of Return	(23.03	)%**	46.17%	(54.75)%	14.14%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from April 10, 2006.

For a definition of draw-down, please see text below “Composite Performance Data for USNG”.

US12OF:

Experience in Raising and Investing in Funds through December 31, 2009

 PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$3,718,000,000

Dollar Amount Raised:	$224,069,815

Organizational and Offering Expenses**:
SEC registration fee:	$129,248
FINRA registration fee:	$151,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$60,700
Legal fees and expenses:	$301,279
Printing expenses:	$44,402

Length of US12OF Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.

**
Through March 31, 2009, a portion of these expenses were paid for by an affiliate of the General Partner in connection with the initial public offering. Following March 31, 2009, US12OF has recorded these expenses.

Compensation to the General Partner and Other Compensation US12OF:

Expenses paid by US12OF through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$922,534
Amount Paid in Portfolio Brokerage Commissions:	$52,790
Other Amounts Paid*:	$798,777
Total Expenses Paid or Accrued:	$1,774,101
Expenses Waived**:	$(108,246)
Net Expenses Paid or Accrued Including Expenses Waived:	$1,665,855

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.

**
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of US12OF’s NAV, on an annualized basis through March 31, 2009, after which date such payments were no longer necessary. The General Partner has no obligation to pay such expenses in subsequent periods.

Expenses paid by US12OF through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses in US12OF Offering:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.03% annualized
Other Amounts Paid:	0.52% annualized
Total Expenses Paid or Accrued:	1.15% annualized
Expenses Waived:	(0.07)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	1.08% annualized

US12OF Performance:
Name of Commodity Pool:	US12OF
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	December 6, 2007
Aggregate Subscriptions (from inception through December 31, 2009):	$224,069,815
Total Net Assets as of December 31, 2009:	$165,523,309
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2009:	$40.37
Worst Monthly Percentage Draw-down:	October 2008 (29.59)%
Worst Peak-to-Valley Draw-down:	June 2008–February 2009 (66.97)%
Number of Unitholders (as of December 31, 2009)	6,875

COMPOSITE PERFORMANCE DATA FOR US12OF

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2007		2008	2009
January	–		(2.03)%	(7.11)%
February	–		10.48%	(4.34)%
March	–		(0.66)%	9.22%
April	–		11.87%	(1.06)%
May	–		15.47%	20.40%
June	–		11.59%	4.51%
July	–		(11.39)%	1.22%
August	–		(6.35)%	(2.85)%
September	–		(13.12)%	(0.92)%
October	–		(29.59)%	8.48%
November	–		(16.17)%	2.31%
December	8.46	%**	(12.66)%	(1.10)%
Annual Rate of Return	8.46	%**	(42.39)%	29.23%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from December 6, 2007.

For a definition of draw-down, please see text below “Composite Performance Data for USNG”

UGA:

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$1,500,000,000
Dollar Amount Raised:	$126,263,653
Organizational and Offering Expenses**:
SEC registration fee:	$184,224
FINRA registration fee:	$151,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$27,500
Legal fees and expenses:	$217,078
Printing expenses:	$162,901

Length of UGA Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**
Through August 31, 2009, initial offering costs and a portion of ongoing expenses were paid for by the General Partner. Following August 31, 2009, UGA has paid the full portion of expenses related to registration of new units and a portion of the expenses related to regular operations.

Compensation to the General Partner and Other Compensation UGA:

Expenses paid by UGA through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$474,543
Amount Paid in Portfolio Brokerage Commissions:	$90,757
Other Amounts Paid*:	$529,839
Total Expenses Paid:	$1,095,139
Expenses Waived**:	$(382,703)
Total Expenses Paid or Accrued Including Expenses Waived:	$712,436

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.

**
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis. The General Partner has no obligation to continue such payment into subsequent periods.

Expenses paid by UGA through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.11% annualized
Other Amounts Paid:	0.67% annualized
Total Expenses Paid:	1.38% annualized
Expenses Waived:	(0.48)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.90% annualized

UGA Performance:
Name of Commodity Pool:	UGA
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	February 26, 2008
Aggregate Subscriptions (from inception through December 31, 2009):	$126,263,653
Total Net Assets as of December 31, 2009:	$69,185,740
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2009:	$36.41
Worst Monthly Percentage Draw-down:	October 2008 (38.48%)
Worst Peak-to-Valley Draw-down:	June 2008 – December 2008 (69.02%)
Number of Unitholders (as of December 31, 2009)	5,131

COMPOSITE PERFORMANCE DATA FOR UGA

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2008	2009
January	–	16.23%
February	(0.56) %**	0.26%
March	(2.39)%	2.59%
April	10.94%	2.07%
May	15.60%	30.41%
June	4.80%	1.65%
July	(12.79)%	6.24%
August	(3.88)%	(3.71)%
September	(9.36)%	(3.38)%
October	(38.48)%	10.96%
November	(21.35)%	1.00%
December	(15.72)%	0.55%
Annual Rate of Return	(59.58) %**	80.16%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from February 26, 2008.

For a definition of draw-down, please see text below “Composite Performance Data for USNG”.

USHO:

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$500,000,000
Dollar Amount Raised:	$27,750,399
Organizational and Offering Expenses**:
SEC registration fee:	$142,234
FINRA registration fee:	$151,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$27,500
Legal fees and expenses:	$121,321
Printing expenses:	$106,584

Length of USHO Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**
Through August 31, 2009, initial offering costs and a portion of ongoing expenses were paid for by the General Partner. Following August 31, 2009, USHO has paid the full portion of expenses related to registration of new units and a portion of the expenses related to regular operations.

Compensation to the General Partner and Other Compensation USHO:

Expenses paid by USHO through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$109,681
Amount Paid in Portfolio Brokerage Commissions:	$18,418
Other Amounts Paid*:	$333,904
Total Expenses Paid:	$462,003
Expenses Waived**:	$(299,225)
Total Expenses Paid or Accrued Including Expenses Waived:	$162,778

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.

**
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USHO’s NAV, on an annualized basis. The General Partner has no obligation to continue such payment into subsequent periods.

Expenses paid by USHO through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.10% annualized
Other Amounts Paid:	1.83% annualized
Total Expenses Paid:	2.53% annualized
Expenses Waived:	(1.64)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.89% annualized

USHO Performance:
Name of Commodity Pool:	USHO
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 9, 2008
Aggregate Subscriptions (from inception through December 31, 2009):	$27,750,399
Total Net Assets as of December 31, 2009:	$16,525,095
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2009:	$27.54
Worst Monthly Percentage Draw-down:	October 2008 (28.63)%
Worst Peak-to-Valley Draw-down:	June 2008 – February 2009 (69.17)%
Number of Unitholders (as of December 31, 2009)	1,154

COMPOSITE PERFORMANCE DATA FOR USHO

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2008	2009
January	–	0.05%
February	–	(11.34)%
March	–	6.73%
April	2.84%**	(3.85)%
May	15.93%	23.13%
June	5.91%	4.55%
July	(12.18)%	0.39%
August	(8.41)%	(2.71)%
September	(9.77)%	(0.48)%
October	(28.63)%	7.60%
November	(18.38)%	0.19%
December	(17.80)%	2.23%
Annual Rate of Return	(56.12) %**	25.52%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from April 9, 2008.

For a definition of draw-down, please see text below “Composite Performance Data for USNG”.

USSO:

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$1,500,000,000
Dollar Amount Raised:	$14,290,534
Organizational and Offering Expenses**:
SEC registration fee:	$49,125
FINRA registration fee:	$75,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$0
Legal fees and expenses:	$512,460
Printing expenses:	$23,945

Length of USSO Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by the General Partner.

Compensation to the General Partner and Other Compensation USSO:

Expenses paid by USSO through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$20,150
Amount Paid in Portfolio Brokerage Commissions:	$4,695
Other Amounts Paid*:	$212,443
Total Expenses Paid:	$237,288
Expenses Waived**:	$(206,444)
Total Expenses Paid or Accrued Including Expenses Waived:	$30,844

*	Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.
**
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USSO’s NAV, on an annualized basis. The General Partner has no obligation to continue such payment into subsequent periods.

Expenses paid by USSO through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.14% annualized
Other Amounts Paid:	6.33% annualized
Total Expenses Paid:	7.07% annualized
Expenses Waived:	(6.15)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.92% annualized

USSO Performance:
Name of Commodity Pool:	USSO
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	September 24, 2009
Aggregate Subscriptions (from inception through December 31, 2009):	$14,290,534
Total Net Assets as of December 31, 2009:	$13,196,305
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2009:	$43.99
Worst Monthly Percentage Draw-down:	October 2009 (8.65)%
Worst Peak-to-Valley Draw-down:	September 2009-December 2009 (12.02)%
Number of Unitholders (as of December 31, 2009)	185

COMPOSITE PERFORMANCE DATA FOR USSO

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2009
January	–
February	–
March	–
April	–
May	–
June	–
July	–
August	–
September	(2.90	)%**
October	(8.65)%
November	(0.25)%
December	(0.57)%
Annual Rate of Return	(12.02	)%**

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from September 24, 2009.

For a definition of draw-down, please see text below “Composite Performance Data for USNG”.

US12NG:

Experience in Raising and Investing in Funds through December 31, 2009

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$1,500,000,000
Dollar Amount Raised:	$40,652,357
Organizational and Offering Expenses**:
SEC registration fee:	$82,445
FINRA registration fee:	$75,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$2,500
Legal fees and expenses:	$202,252
Printing expenses:	$31,588

Length of US12NG Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by the General Partner.

Compensation to the General Partner and Other Compensation US12NG:

Expenses paid by US12NG through December 31, 2009 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid to General Partner:	$16,490
Amount Paid in Portfolio Brokerage Commissions:	$9,284
Other Amounts Paid*:	$141,553
Total Expenses Paid:	$167,327
Expenses Waived**:	$(136,678)
Total Expenses Paid or Accrued Including Expenses Waived:	$30,649

*	Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees and tax reporting fees and fees paid to the independent directors of the General Partner.
**
The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis. The General Partner has no obligation to continue such payment into subsequent periods.

Expenses paid by US12NG through December 31, 2009 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid to General Partner:	0.60% annualized
Amount Paid in Portfolio Brokerage Commissions:	0.34% annualized
Other Amounts Paid:	5.15% annualized
Total Expenses Paid:	6.09% annualized
Expenses Waived:	(4.97)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	1.12% annualized

US12NG Performance:
Name of Commodity Pool:	US12NG
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	November 18, 2009
Aggregate Subscriptions (from inception through December 31, 2009):	$40,652,357
Total Net Assets as of December 31, 2009:	$37,637,148
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2009:	$53.77
Worst Monthly Percentage Draw-down:	November 2009
Worst Peak-to-Valley Draw-down:	November 2009
Number of Unitholders (as of December 31, 2009)	November 2009

COMPOSITE PERFORMANCE DATA FOR US12NG

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Rates of return*
Month	2009
January	-
February	-
March	-
April	-
May	-
June	-
July	-
August	-
September	-
October	-
November	(0.02)	%**
December	7.56%
Annual Rate of Return	7.54	%**

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from November 18, 2009.

For a definition of draw-down, please see text below “Composite Performance Data for USNG”.

Other Related Commodity Trading and Investment Management Experience

Until December 31, 2009, Ameristock Corporation was an affiliate of the General Partner. Ameristock Corporation is a California-based registered investment advisor registered under the Investment Advisers Act of 1940, as amended, that has been sponsoring and providing portfolio management services to mutual funds since 1995. Ameristock Corporation is the investment adviser to the Ameristock Mutual Fund, Inc., a mutual fund registered under the Investment Company Act of 1940, as amended (the “1940 Act”), that focuses on large cap U.S. equities that has $219,616,809 in assets as of December 31, 2009. Ameristock Corporation was also the investment advisor to the Ameristock ETF Trust, an open-end management investment company registered under the 1940 Act that consisted of five separate investment portfolios, each of which sought investment results, before fees and expenses, that corresponded generally to the price and yield performance of a particular U.S. Treasury securities index owned and compiled by Ryan Holdings LLC and Ryan ALM, Inc.  The Ameristock ETF Trust has liquidated each of its investment portfolios and has wound up its affairs.

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

The General Partner deposits substantially all of USNG’s net assets with the Custodian or other custodian for trading. When USNG purchases a Futures Contract and certain exchange traded Other Natural Gas-Related Investments, USNG is required to deposit with the selling futures commission merchant on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under natural gas interests at maturity. This deposit is known as “margin.” USNG invests the remainder of its assets equal to the difference between the margin deposited and the market value of the futures contract in Treasuries, cash and/or cash equivalents.

USNG’s assets are held in segregated accounts pursuant to the CEA and CFTC regulations. The General Partner believes that all entities that hold or trade USNG’s assets are based in the United States and are subject to United States regulations.

Approximately 10% to 30% of USNG’s assets have normally been committed as margin for Futures Contracts. However, from time to time, the percentage of assets committed as margin may be substantially more, or less, than such range. The General Partner invests the balance of USNG’s assets not invested in natural gas interests or held in margin as reserves to be available for changes in margin. All interest income is used for USNG’s benefit.

The futures commission merchant, a government agency or a commodity exchange could increase margins applicable to USNG to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions taken.

USNG must post both collateral and independent amounts to its swap counterparties.  The amount of collateral USNG posts changes according to the amounts owed by USNG to its counterparty on a given swap transaction, while independent amounts are fixed amounts posted  by USNG at the start of a swap transaction. Collateral and independent amounts posted to swap counterparties are held by a third party custodian.

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

Some swap transactions are cleared through central counterparties.  These transactions, known as cleared swaps, involve two counterparties first agreeing to the terms of a swap transaction, then submitting the transaction to a clearing house that acts as the central counterparty.  Once submitted to the clearing house, the original swap transaction is novated and the central counterparty becomes the counterparty to a trade with each of the original parties based upon the trade terms determined in the original transaction.  In this manner each individual swap counterparty reduces its risk of loss due to counterparty nonperformance because the clearing house acts as the counterparty to each transaction.

Participants

The two broad classes of persons who trade commodities are hedgers and speculators. Hedgers include financial institutions that manage or deal in interest rate-sensitive instruments, foreign currencies or stock portfolios, and commercial market participants, such as farmers and manufacturers, that market or process commodities. Hedging is a protective procedure designed to effectively lock in prices that would otherwise change due to an adverse movement in the price of the underlying commodity, for example, the adverse price movement between the time a merchandiser or processor enters into a contract to buy or sell a raw or processed commodity at a certain price and the time he must perform the contract. In such a case, at the time the hedger contracts to physically sell the commodity at a future date he will simultaneously buy a futures or forward contract for the necessary equivalent quantity of the commodity. At the time for performance of the contract, the hedger may accept delivery under his futures contract and sell the commodity quantity as required by his physical contract or he may buy the actual commodity, sell it under the physical contract and close out his position by making an offsetting sale of a futures contract.

The commodity interest markets enable the hedger to shift the risk of price fluctuations. The usual objective of the hedger is to protect the profit that he expects to earn from farming, merchandising, or processing operations rather than to profit from his trading. However, at times the impetus for a hedge transaction may result in part from speculative objectives and hedgers can end up paying higher prices than they would have, for example, if current market prices are lower than the locked in price.

Unlike the hedger, the speculator generally expects neither to make nor take delivery of the underlying commodity. Instead, the speculator risks his capital with the hope of making profits from price fluctuations in the commodities. The speculator is, in effect, the risk bearer who assumes the risks that the hedger seeks to avoid. Speculators rarely make or take delivery of the underlying commodity; rather they attempt to close out their positions prior to the delivery date. Because the speculator may take either a long or short position in commodities, it is possible for him to make profits or incur losses regardless of whether prices go up or down.

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

A derivatives transaction execution facility (a “DTEF”) is a new type of exchange that is subject to fewer regulatory requirements than a designated contract market but is subject to both commodity interest and participant limitations. DTEFs limit access to eligible traders that qualify as either eligible contract participants or eligible commercial entities for futures and option contracts on commodities that have a nearly inexhaustible deliverable supply, are highly unlikely to be susceptible to the threat of manipulation, or have no cash market, security futures products, and futures and option contracts on commodities that the CFTC may determine, on a case-by-case basis, are highly unlikely to be susceptible to the threat of manipulation. In addition, certain commodity interests excluded or exempt from the CEA, such as swaps, etc. may be traded on a DTEF. There is no requirement that a DTEF use a clearing organization, except with respect to trading in security futures contracts, in which case the clearing organization must be a securities clearing agency. However, if futures contracts and options on futures contracts on a DTEF are cleared, then it must be through a CFTC-registered derivatives clearing organization, except that some excluded or exempt commodities traded on a DTEF may be cleared through a clearing organization other than one registered with the CFTC.

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

Accountability Levels and Position Limits

The CFTC and U.S. designated contract markets have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than a hedger, which USNG is not) may hold, own or control. Among the purposes of accountability levels and position limits is to prevent a corner or squeeze on a market or undue influence on prices by any single trader or group of traders. The position limits currently established by the CFTC apply to certain agricultural commodity interests, such as grains (oats, barley, and flaxseed), soybeans, corn, wheat, cotton, eggs, rye, and potatoes, but not to interests in energy products. In addition, U.S. exchanges may set accountability levels and position limits for all commodity interests traded on that exchange. For example, the current accountability level for investments at any one time in natural gas Futures Contracts (including investments in the Benchmark Futures Contract) on the NYMEX is 12,000 contracts. The NYMEX also imposes position limits on contracts held in the last few days of trading in the near month contract to expire. The ICE Futures has recently adopted similar accountability levels and position limits for certain of its Futures Contracts that are traded on the ICE Futures and settled against the price of a contract listed for trading on a U.S. designated contract market such as NYMEX.  In particular, the Henry Hub natural gas contract on the ICE Futures is subjected to the same accountability levels and positions limits as the NYMEX Henry Hub natural gas contract upon which it settles as a result of the CFTC’s determination in July 2009 that the ICE Futures Henry Hub contract was a significant price discovery contract.  Certain exchanges or clearing organizations also set limits on the total net positions that may be held by a clearing broker. In general, no position limits are in effect in forward or other over-the-counter contract trading or in trading on non-U.S. futures exchanges, although the principals with which USNG and the clearing brokers may trade in such markets may impose such limits as a matter of credit policy. For purposes of determining accountability levels and position limits, USNG’s commodity interest positions will not be attributable to investors in their own commodity interest trading.

On January 26, 2010, the CFTC published a proposed rule that, if implemented, would set fixed position limits on certain energy Futures Contracts including the NYMEX Henry Hub natural gas futures contract, NYMEX Light Sweet crude oil futures contract, NYMEX New York Harbor No. 2 heating oil futures contract, and NYMEX RBOB gasoline futures contract, along with any contract based upon these contracts.  The proposed position limits would be set as a percentage of the open interest in these contracts for the spot month, any single month, and all months combined.  Additionally, the proposed rule would aggregate positions in the enumerated contracts and those based upon such contracts, including contracts listed on separate exchanges.  This proposal is currently undergoing a 90-day public comment period.

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

The function of the CFTC is to implement the objectives of the CEA of preventing price manipulation and other disruptions to market integrity, avoiding systemic risk, preventing fraud and promoting innovation, competition and financial integrity of transactions. As mentioned above, this regulation, among other things, provides that the trading of commodity interest contracts generally must be upon exchanges designated as contract markets or DTEFs and that all trading on those exchanges must be done by or through exchange members. Under the CFMA, commodity interest trading in some commodities between sophisticated persons may be traded on a trading facility not regulated by the CFTC. As a general matter, trading in spot contracts, forward contracts, options on forward contracts or commodities, or swap contracts between eligible contract participants is not within the jurisdiction of the CFTC and may therefore be effectively unregulated. The trading advisors may engage in those transactions on behalf of USNG in reliance on this exclusion from regulation. However, legislation currently under consideration by the U.S. Congress would remove the exclusion provided to these transactions and place them under federal regulation.  The proposed legislation would subject these contracts to new capital, margin, recordkeeping, and reporting requirements.

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

Trading in the over-the-counter markets where no clearing facility is provided generally does not require margin but generally does require the extension of credit between counterparties.  This extension of credit generally takes the form of transfers of collateral and/or independent amounts. Collateral is transferred between counterparties during the term of an over-the-counter transaction based upon the changing value of the transaction, while independent amounts are fixed amounts posted by one or both counterparties at the start of an over-the-counter transaction.

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

Intellectual Property

The General Partner owns trademark registrations for UNITED STATES NATURAL GAS FUND (U.S. Reg. No. 3407494) for “fund investment services in the field of natural gas futures contracts, cash-settled options on natural gas futures contracts, forward contracts for natural gas, over-the-counter transactions based on the price of natural gas, and indices based on the foregoing,” in use since April 18, 2007, and UNG UNITED STATES NATURAL GAS FUND, LP (and Flame Design) (U.S. Reg. No. 3683574) for “fund investment services in the field of natural gas futures contracts, cash-settled options on natural gas futures contracts, forward contracts for natural gas, over-the-counter transactions based on the price of natural gas, and indices based on the foregoing,” in use since April 18, 2007.  The General Partner also has filed a trademark application to register USNG (U.S. App. Serial No. 77156040) based on an intent to use the mark for “fund investment services in the field of natural gas futures contracts, cash-settled options on natural gas futures contracts, forward contracts for natural gas, over-the-counter transactions based on the price of natural gas, and indices based on the foregoing.”  USNG relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors.  So long as USNG continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations.

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

•
Short-term supply and demand for natural gas may cause the changes in the market price of the Benchmark Futures Contract to vary from the changes in USNG’s NAV if USNG has fully invested in Futures Contracts that do not reflect such supply and demand and it is unable to replace such contracts with Futures Contracts that do reflect such supply and demand. In addition, there are also technical differences between the two markets, e.g., one is a physical market while the other is a futures market traded on exchanges, that may cause variations between the spot price of natural gas and the prices of related futures contracts.

•
USNG plans to sell and buy only as many Futures Contracts and Other Natural Gas-Related Investments that it can to get the changes in percentage terms of the NAV as close as possible to the changes in percentage terms in the price of the Benchmark Futures Contract. The remainder of its assets will be invested in Treasuries, cash and/or cash equivalents and will be used to satisfy initial margin and additional margin requirements, if any, and to otherwise support its investments in Natural Gas Interests. Investments in Treasuries, cash and/or cash equivalents, both directly and as margin, will provide rates of return that will vary from changes in the value of the spot price of natural gas and the price of the Benchmark Futures Contract.

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

•
USNG may not be able to buy the exact number of Futures Contracts and Other Natural Gas-Related Investments to have a perfect correlation with the Benchmark Futures Contract if the purchase price of Futures Contracts required to be fully invested in such contracts is higher than the proceeds received for the sale of a Creation Basket on the day the basket was sold. In such case, USNG could not invest the entire proceeds from the purchase of the Creation Basket in such Futures Contracts (for example, assume USNG receives $4,000,000 for the sale of a Creation Basket and assume that the price of a Futures Contract for natural gas is $59,950, then USNG could only invest in only 66 Futures Contracts with an aggregate value of $3,956,700), USNG would be required to invest a percentage of the proceeds in cash, Treasuries or other liquid securities to be deposited as margin with the futures commission merchant through which the contract was purchased. The remainder of the purchase price for the Creation Basket would remain invested in Treasuries, cash and/or cash equivalents or other liquid securities as determined by the General Partner from time to time based on factors such as potential calls for margin or anticipated redemptions. If the trading market for Futures Contracts is suspended or closed, USNG may not be able to purchase these investments at the last reported price for such investments.

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

If the nature of hedgers and speculators in futures markets has shifted such that natural gas purchasers are the predominant hedgers in the market, USNG might have to reinvest at higher futures prices or choose Other Natural Gas-Related Investments.

The changing nature of the hedgers and speculators in the natural gas market influences whether futures prices are above or below the expected future spot price. In order to induce speculators to take the corresponding long side of the same futures contract, natural gas producers must generally be willing to sell futures contracts at prices that are below expected future spot prices. Conversely, if the predominant hedgers in the futures market are the purchasers of the natural gas who purchase futures contracts to hedge against a rise in prices, then speculators will only take the short side of the futures contract if the futures price is greater than the expected future spot price of natural gas. This can have significant implications for USNG when it is time to reinvest the proceeds from a maturing Futures Contract into a new Futures Contract.

While USNG does not intend to take physical delivery of natural gas under its Futures Contracts, physical delivery under such contracts impacts the value of the contracts.

While it is not the current intention of USNG to take physical delivery of natural gas under its Futures Contracts, futures contracts are not required to be cash-settled and it is possible to take delivery under some of these contracts. Storage costs associated with purchasing natural gas could result in costs and other liabilities that could impact the value of Futures Contracts or Other Natural Gas-Related Investments. Storage costs include the time value of money invested in natural gas as a physical commodity plus the actual costs of storing the natural gas less any benefits from ownership of natural gas that are not obtained by the holder of a futures contract. In general, Futures Contracts have a one-month delay for contract delivery and the back month (the back month is any future delivery month other than the spot month) includes storage costs. To the extent that these storage costs change for natural gas while USNG holds Futures Contracts or Other Natural Gas-Related Investments, the value of the Futures Contracts or Other Natural Gas-Related Investments, and therefore USNG’s NAV, may change as well.

The price relationship between the near month contract and the next month contract that compose the Benchmark Futures Contract will vary and may impact both the total return over time of USNG’s NAV, as well as the degree to which its total return tracks other natural gas price indices’ total returns.

The design of USNG’s Benchmark Futures Contract is such that every month it begins by using the near month contract to expire until the near month contract is within two weeks of expiration, when, over a four-day period, it transitions to the next month contract to expire as its benchmark contract and keeps that contract as its benchmark until it becomes the near month contract and close to expiration. In the event of a natural gas futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in natural gas prices the value of the benchmark contract would tend to rise as it approaches expiration. As a result, the total return of the Benchmark Futures Contract would tend to track higher. Conversely, in the event of a natural gas futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in natural gas prices the value of the benchmark contract would tend to decline as it approaches expiration. As a result the total return of the Benchmark Futures Contract would tend to track lower. When compared to total return of other price indices, such as the spot price of natural gas, the impact of backwardation and contango may lead the total return of USNG’s NAV to vary significantly. In the event of a prolonged period of contango, and absent the impact of rising or falling natural gas prices, this could have a significant negative impact on USNG’s NAV and total return.

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

In the wake of the economic crisis of 2008 and 2009, the Administration, federal regulators and Congress are revisiting the regulation of the financial sector, including securities and commodities markets. These efforts are likely to result in significant changes in the regulation of these markets.

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

Additionally, on January 26, 2010, the CFTC published a proposed rule that, if implemented, would set fixed position limits on certain energy Futures Contracts including the NYMEX Henry Hub natural gas futures contract, NYMEX Light Sweet crude oil futures contract, NYMEX New York Harbor No. 2 heating oil futures contract, and NYMEX RBOB gasoline futures contract, along with any contract based upon these contracts.  The proposed position limits would be set as a percentage of the open interest in these contracts for the spot month, any single month, and all months combined.  Additionally, the proposed rule would aggregate positions in the enumerated contracts and those based upon such contracts, including contracts listed on separate exchanges.  This proposal is currently undergoing a 90-day public comment period.

Investing in USNG for purposes of hedging may be subject to several risks including the possibility of losing the benefit of favorable market movement.

Participants in the natural gas or in other industries may use USNG as a vehicle to hedge the risk of losses in their natural gas-related transactions. There are several risks in connection with using USNG as a hedging device. While hedging can provide protection against an adverse movement in market prices, it can also preclude a hedger’s opportunity to benefit from a favorable market movement. In a hedging transaction, the hedger may be concerned that the hedged item will increase in price, but must recognize the risk that the price may instead decline and if this happens he will have lost his opportunity to profit from the change in price because the hedging transaction will result in a loss rather than a gain. Thus, the hedger foregoes the opportunity to profit from favorable price movements.

In addition, if the hedge is not a perfect one, the hedger can lose on the hedging transaction and not realize an offsetting gain in the value of the underlying item being hedged.

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

In addition, using an investment in USNG as a hedge for changes in energy costs (e.g., investing in natural gas, crude oil, gasoline, or other fuels, or electricity) may not correlate because changes in the spot price may vary from changes in energy costs because the spot price of natural gas may not be at the same rate as changes in the price of other energy products, and, in any case, the price of natural gas does not reflect the refining, transportation, and other costs that may impact the hedger’s energy costs.

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

In managing and directing the day-to-day activities and affairs of USNG, the General Partner relies heavily on Messrs. Howard Mah and John Hyland.  If Messrs. Mah or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of USNG. Furthermore, Messrs. Mah and Hyland are currently involved in the management of the Related Public Funds, and the General Partner has filed a registration statement for two other exchange traded security funds, USBO and USCI. Mr. Mah is also employed by Ameristock Corporation, a registered investment adviser that manages a public mutual fund. It is estimated that Mr. Mah will spend approximately 90% of his time on USNG and Related Public Fund matters.  Mr. Hyland will spend approximately 85% of his time on USNG and Related Public Fund matters. To the extent that the General Partner establishes additional funds, even greater demands will be placed on Messrs. Gerber, Mah and Hyland, as well as the other officers of the General Partner and its Board of Directors.

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

U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USNG is not) may hold, own or control. For example, the current accountability level for investments at any one time in natural gas futures contracts (including investments in the Benchmark Futures Contract) is 12,000. While this is not a fixed ceiling, it is a threshold above which the NYMEX may exercise greater scrutiny and control over an investor, including limiting an investor to holding no more than 12,000 natural gas futures contracts. With regard to position limits, the NYMEX limits an investor from holding more than 1,000 net futures in the last 3 days of trading in the near month contract to expire.

In addition to accountability levels and position limits, the NYMEX also sets daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

For example, the NYMEX imposes a $3.00 per mmBtu ($30,000 per contract) price fluctuation limit for natural gas futures contracts. This limit is initially based off of the previous trading day’s settlement price. If any natural gas futures contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $3.00 per mmBtu in either direction of that point. If another halt were triggered, the market would continue to be expanded by $3.00 per mmBtu in either direction after each successive five-minute trading halt. There is no maximum price fluctuation limit during any one trading session.

U.S. futures exchanges, including the NYMEX, currently do not implement fixed position limits for Futures Contracts held outside of the last few days of trading in the near month contract to expire.  However, on January 26, 2010, the CFTC published a proposed rule that, if implemented, would set fixed position limits on energy Futures Contracts, including the NYMEX Henry Hub natural gas futures contract, NYMEX Light Sweet crude oil futures contract, NYMEX New York Harbor No. 2 heating oil futures contract, and NYMEX RBOB gasoline futures contract, along with any contract based upon these contracts.  The proposed position limits would be set as a percentage of the open interest in these contracts for the spot month, any single month, and all months combined.  Additionally, the proposed rule would aggregate positions in the enumerated contracts and those based upon such contracts, including contracts listed on separate exchanges.  This proposal is currently undergoing a 90-day public comment period.

All of these limits may potentially cause a tracking error between the price of the units and the price of the Benchmark Futures Contract. This may in turn prevent investors from being able to effectively use USNG as a way to hedge against natural gas-related losses or as a way to indirectly invest in natural gas.

USNG has not limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Futures Contracts and Other Natural Gas-Related Investments. If USNG encounters accountability levels, position limits, or price fluctuation limits for Futures Contracts on the NYMEX, it may then, if permitted under applicable regulatory requirements, purchase Futures Contracts and Other Natural Gas-Related Investments on the ICE Futures or other exchanges that trade listed natural gas futures. The Futures Contracts available on the ICE Futures are comparable to the contracts on the NYMEX, but they may have different underlying commodities, sizes, deliveries, and prices. In addition, certain of the Futures Contracts available on the ICE Futures are subject to accountability levels and position limits.

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

The General Partner serves as the general partner to each of USNG and the Related Public Funds and will serve as the general partner for USBO and the sponsor for USCI, if such funds offer their securities to the public or begin operations. The General Partner may have a conflict to the extent that its trading decisions for USNG may be influenced by the effect they would have on the other funds it manages. These trading decisions may be influenced since the General Partner also serves as the general partner for all of the funds and is required to meet all of the funds’ investment objectives as well as USNG’s. If the General Partner believes that a trading decision it made on behalf of USNG might (i) impede its other funds from reaching their investment objectives, or (ii) improve the likelihood of meeting its other funds’ objectives, then the General Partner may choose to change its trading decision for USNG, which could either impede or improve the opportunity for USNG to meet its investment objective. In addition, the General Partner is required to indemnify the officers and directors of its other funds if the need for indemnification arises. This potential indemnification will cause the General Partner’s assets to decrease. If the General Partner’s other sources of income are not sufficient to compensate for the indemnification, then the General Partner may terminate and investors could lose their investment.

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

USNG may terminate at any time, regardless of whether USNG has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including the death, adjudication of incompetence, bankruptcy, dissolution, or removal of the General Partner could cause USNG to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require the General Partner to terminate USNG. USNG’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

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

USNG pays brokerage charges of approximately 0.43%, based on futures commission merchant fees of $3.50 per buy or sell, management fees of 0.60% of NAV on the first $1,000,000,000 of assets and 0.50% of NAV after the first $1,000,000,000 of its average net assets, and over-the-counter spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by the General Partner on USNG’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that can not be quantified. These fees and expenses must be paid in all cases regardless of whether USNG’s activities are profitable. Accordingly, USNG must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

If offerings of the units do not raise sufficient funds to pay USNG’s future expenses and no other source of funding of expenses is found, USNG may be forced to terminate and investors may lose all or part of their investment.

Prior to the offering of units that commenced on April 18, 2007, all of USNG’s expenses were funded by the General Partner and its affiliates. These payments by the General Partner and its affiliates were designed to allow USNG the ability to commence the public offering of its units. USNG now directly pays certain of these fees and expenses. The General Partner will continue to pay other fees and expenses, as set forth in the LP Agreement. If the General Partner and USNG are unable to raise sufficient funds to cover their expenses or locate any other source of funding, USNG may be forced to terminate and investors may lose all or part of their investment.

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

The financial markets are  currently in a period of disruption and USNG does not expect these conditions to improve in the near future.

Currently and throughout 2008 and 2009, the financial markets have experienced very difficult conditions and volatility as well as significant adverse trends. The conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. A continued recession or a depression could adversely affect the financial condition and results of operations of USNG’s service providers and Authorized Purchasers which would impact the ability of the General Partner to achieve USNG’s investment objective.

The failure or bankruptcy of a clearing broker could result in a substantial loss of USNG’s assets; the clearing broker could be subject to proceedings that impair its ability to execute USNG’s trades.

Under CFTC regulations, a clearing broker maintains customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as USNG, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. The bankruptcy of a clearing broker could result in the complete loss of USNG’s assets posted with the clearing broker; though the vast majority of USNG’s assets are held in Treasuries, cash and/or cash equivalents with USNG’s custodian and would not be impacted by the bankruptcy of a clearing broker. USNG also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.

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

Since USNG’s commencement of operations on April 18, 2007, there has been tremendous volatility in the price of the Benchmark Futures Contract.  For example, the price of the NYMEX Futures Contract on natural gas rose to a high of $13.577 on July 3, 2008 and dropped to a low of $2.508 on September 3, 2009.  The General Partner anticipates that there will be continued volatility in the price of the NYMEX Futures Contract for natural gas and futures contracts for other petroleum-based commodities.  Consequently, investors should know that this volatility can lead to a loss of all or substantially all of their investment in USNG.

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

Over-the-counter contracts may have terms that make them less marketable than Futures Contracts. Over-the-counter contracts are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions diminish the ability to realize the full value of such contracts.  In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of over-the-counter transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

The price of any non-U.S. Futures Contract, option on any non-U.S. Futures Contract, or other non-U.S. Natural Gas-Related Investment, and, therefore, the potential profit and loss on such contract, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to USNG even if the contract traded is profitable.

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

Item 4.	Reserved.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Units

USNG’s units have traded on the NYSE Arca under the symbol “UNG” since November 25, 2008.  Prior to trading on the NYSE Arca, USNG’s units previously traded on the AMEX under the symbol “UNG” since its initial public offering on April 18, 2007. The following table sets forth the range of reported high and low sales prices of the units as reported on the AMEX and NYSE Arca, as applicable, for the periods indicated below.

	High	Low
Fiscal year 2009
First quarter	$25.23	$15.16
Second quarter	$17.46	$13.01
Third quarter	$14.04	$9.01
Fourth quarter	$12.10	$8.51

	High	Low
Fiscal year 2008
First quarter	$50.12	$36.29
Second quarter	$63.15	$44.93
Third quarter	$63.89	$31.20
Fourth quarter	$35.25	$21.72

As of December 31, 2009, USNG had 203,277 holders of units.

Dividends

USNG has not made and does not currently intend to make cash distributions to its unitholders.

Issuer Purchases of Equity Securities

USNG does not purchase units directly from its unitholders; however, in connection with its redemption of baskets held by Authorized Purchasers, USNG redeemed 548 baskets (comprising 54,800,000 units) during the year ended December 31, 2009.

Item 6.	Selected Financial Data.

Financial Highlights (for the years ended December 31, 2009, 2008 and 2007)

(Dollar amounts in 000’s except for per unit information)

	Year ended December 31, 2009	Year ended December 31, 2008	Year Ended December 31, 2007
Total assets	$4,549,283	$706,337	$594,010
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(1,489,203)	$(498,471)	$(20,247)
Net realized and unrealized gain (loss) on swap contracts	$(78,423)	$-	$-
Net income (loss)	$(1,584,776)	$(492,205)	$(13,592)
Weighted-average limited partnership units	229,963,288	19,303,825	7,644,574
Net income (loss) per unit	$(13.20)	$(12.91)	$(13.82)
Net income (loss) per weighted average unit	$(6.89)	$(25.50)	$(1.78)
Cash and cash equivalents at end of year	$3,896,493	$419,930	$488,067

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

USNG, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca. The investment objective of USNG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract for natural gas traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month to expire, less USNG’s expenses.

USNG seeks to achieve its investment objective by investing in a combination of natural gas Futures Contracts and Other Natural Gas-Related Investments such that changes in its NAV, measured in percentage terms, will closely track the changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USNG’s General Partner believes changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the changes in the spot price of natural gas. It is not the intent of USNG to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas Futures Contracts and Other Natural Gas Related Investments.

On any valuation day, the Benchmark Futures Contract is the near month futures contract for natural gas traded on the NYMEX unless the near month contract is within two weeks of expiration in which case the Benchmark Futures Contract becomes, over a 4-day period, the next month contract for natural gas traded on the NYMEX. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

USNG invests in Futures Contracts for crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges and Other Natural Gas-Related Investments. Due, in part, to the increased size of USNG over the last several quarters and its obligation to comply with regulatory limits, it is likely that it will invest in increased numbers of Other Natural Gas-Related Investments in order to fulfill its investment objective.

The regulation of Natural Gas Interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  As stated under the heading “Risk Factors” in Item 1A of this annual report on Form 10-K, regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments in the commodity interests and energy markets are impossible to predict but may significantly and adversely affect USNG.

Currently, a number of proposals to alter the regulation of Natural Gas Interests are being considered by federal regulators and legislators.  These proposals include the imposition of fixed position limits on energy-based commodity futures contracts, the extension of position and accountability limits to futures contracts on non-U.S. exchanges previously exempt from such limits, and the forced use of clearinghouse mechanisms for all over-the-counter transactions.  An additional proposal would aggregate and limit all positions in energy futures held by a single entity, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The CFTC has also recently published a proposed rule that would impose fixed position limits on certain energy futures contracts without the need for any new legislation to be passed. If any of the aforementioned proposals is implemented, USNG’s ability to meet its investment objective may be negatively impacted and investors could be adversely affected.

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

Natural gas futures prices exhibited a general downtrend during the year ended December 31, 2009. The price of the Benchmark Futures Contract started the year at $5.622. It hit a peak on January 5, 2009 of $6.072 and then fell over the course of the year. The low price of the year was on September 3, 2009 when prices reached $2.508. The year ended with the Benchmark Futures Contract at $5.572, down approximately -0.89% over the year. USNG’s NAV initially rose during the year from a starting level of $23.27 per unit to a high on January 5, 2009 of $25.13 per unit. USNG’s NAV reached its low for the year on September 3, 2009 at $7.73 per unit. The NAV on December 31, 2009 was $10.07, down approximately 56.73% over the year.

For the first month of 2009, the natural gas futures market remained in a state of backwardation, meaning that the price of the near month natural gas futures contract was typically higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For the rest of the first quarter and for the second and third and the majority of the fourth quarters of 2009, the natural gas futures market moved into a contango market.  The natural gas market finished the last few days of 2009 in a mild state of backwardation.  A contango market is one in which the price of the near month natural gas futures contract is less than the price of the next month natural gas futures contract, or contracts further away from expiration. As a result of contango or backwardation, as the case may be, the return of approximately -0.89% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns”.

Valuation of Futures Contracts and the Computation of the NAV

The NAV of USNG’s units is calculated once each NYSE Arca trading day.  The NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USNG investments, including cleared swaps, or other futures contracts, as of the earlier of the close of the NYSE Area or 4:00 p.m. New York time.

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

Since its initial offering of 30,000,000 units, USNG has made four subsequent offerings of its units: 50,000,000 units which were registered with the SEC on November 21, 2007, 100,000,000 units which were registered with the SEC on August 28, 2008, 300,000,000 units which were registered with the SEC on May 6, 2009 and an additional 1,000,000,000 units which were registered with the SEC on August 12, 2009. On August 11, 2009, USNG’s management determined to suspend offerings of USNG’s units since it could not invest the proceeds from such offerings in investments that would permit it to meet its investment objective due to current and anticipated new regulatory restrictions and limitations on its investments in Futures Contracts. This suspension of creation activity may have led to an increase in USNG’s tracking error and, at times, a greater premium paid for transactions in its units on the NYSE Arca when compared to its per unit NAV on the same day. On September 28, 2009, USNG resumed offerings of units subject to certain limitations including that (1) USNG may require Authorized Purchasers of its units to sell USNG specified investments, including the arrangement of an over-the-counter swap contract between the Authorized Purchaser and USNG, (2) USNG may limit its issuance of creation baskets to an Authorized Purchaser to a specified minimum or maximum number of baskets, (3) USNG’s management may vary the terms and conditions of investments to be delivered or arranged by an Authorized Purchaser in order to purchase a creation basket and (4) USNG’s management may decide to offer creation baskets only on particular days. Units offered by USNG in the subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus.  As of December 31, 2009, USNG had issued 584,800,000 units, 449,500,000 of which were outstanding. As of December 31, 2009, there were 897,900,000 units registered but not yet issued.

More units may have been issued by USNG than are outstanding due to the redemption of units. Unlike funds that are registered under the 1940 Act, units that have been redeemed by USNG cannot be resold by USNG. As a result, USNG contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

For the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008 and the Period from April 18, 2007 to December 31, 2007

As of December 31, 2009, the total unrealized loss on natural gas Futures Contracts, cleared swap contracts and over-the-counter swap contracts owned or held on that day was $81,185,953 and USNG established cash deposits, including cash investments in money market funds, that were equal to $4,630,186,857.  USNG held 84.15% of its cash assets in overnight deposits and money market funds at the Custodian, while 15.85% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on December 31, 2009 was $10.07.

By comparison, as of December 31, 2008, the total unrealized loss on natural gas Futures Contracts owned or held on that day was $7,704,870 and USNG established cash deposits, including cash investments in money market funds, that were equal to $713,549,385. USNG held 58.85% of its cash assets in overnight deposits and money market funds at the Custodian, while 41.15% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on December 31, 2008 was $23.27. The decrease in the per unit NAV from December 31, 2008 to December 31, 2009 was primarily a result of sharply lower prices for natural gas and the related decline in the value of the Futures Contracts that USNG had invested in between the year ended December 31, 2008 and the year ended December 31, 2009.

By comparison, as of December 31, 2007, the total unrealized gain on natural gas Futures Contracts owned or held on that day was $20,043,880 and USNG established cash deposits, including cash investments in money market funds, that were equal to $573,183,088. USNG held 85.15% of its cash assets in overnight deposits and money market funds at the Custodian, while 14.85% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on December 31, 2007 was $36.18.  The decrease in the per unit NAV from December 31, 2007 to December 31, 2008 was primarily a result of sharply lower prices for natural gas and the related decline in the value of natural gas futures contracts that USNG had invested in between the year ended December 31, 2007 and the year ended December 31, 2008.

Portfolio Expenses. USNG’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of the General Partner and expenses relating to tax accounting and reporting requirements. The management fee that USNG pays to the General Partner is calculated as a percentage of the total net assets of USNG.  USNG pays the General Partner a management fee of 0.60% of NAV on its average net assets.  The fee is accrued daily. For total net assets of up to $1 billion, the management fee is 0.60%. For total net assets over $1 billion, the management fee is 0.50% on the incremental amount of assets. The fee is accrued daily.

During the year ended December 31, 2009, the daily average total net assets of USNG were $2,654,193,655. The management fee paid by USNG during the year amounted to $14,189,176.

By comparison, during the year ended December 31, 2008, the daily average total net assets of USNG were $732,301,901.  The management fee paid by USNG for the year ended December 31, 2008 amounted to $4,373,723, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management expenses as a percentage of total net assets averaged 0.60% over the course of the year ended December 31, 2008. USNG’s management fees as a percentage of total net assets were higher for the year ended December 31, 2008 compared to the year ended December 31, 2009 due to a combination of lower daily total net assets.

By comparison, during the period from April 18, 2007 through December 31, 2007, the daily average total net assets of USNG were $292,344,830.  The management fee paid by USNG during the period ended December 31, 2007 amounted to $1,239,862, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of total net assets averaged 0.60% over the course of the period. USNG’s management fees as a percentage of total net assets averaged 0.60% over the course of the period.  Total management expenses expressed in dollar terms were lower in 2007 due to a combination of lower daily total net assets and a less than a full-year period compared to 2008.

In addition to the management fee, USNG pays all brokerage fees, transaction costs for over-the-counter swaps and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the year ended December 31, 2009 was $17,217,527, as compared to $2,655,089 for the year ended December 31, 2008 and $805,459 for the period ended December 31, 2007. The increase in expenses during the year ended December 31, 2009 was primarily due to the relative size of USNG and activity that resulted from its increased size, including the registration and the offering of additional units, increased brokerage fees, increased transaction costs for over-the-counter swaps, increased licensing fees and increased tax reporting costs due to the greater number of unitholders during each year.  For the year ended December 31, 2009, USNG incurred $1,223,978 in ongoing registration fees and other expenses relating to the registration and offering of additional units.  By comparison, for the year ended December 31, 2008 and the period April 18, 2007 to December 31, 2007, USNG incurred $348,874 and $41,980, respectively, in ongoing registration fees and other expenses relating to the registration and offering of additional units.

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members.  USNG shares these fees and expenses with the Related Public Funds based on the relative assets of each fund computed on a daily basis. These fees and expenses for the calendar year 2009 amounted to a total of $433,046 for all funds, and USNG’s portion of such fees and expenses was $159,942.

By comparison, for the year ended December 31, 2008, these fees and expenses amounted to $282,000 and USNG’s portion of such fees and expenses was $130,107.  The increase in directors’ expenses incurred by USNG from the year ended December 31, 2008 compared to the year ended December 31, 2009 was primarily due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors of the General Partner.  Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner.  Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.

By comparison, for the year ended December 31, 2007, these fees and expenses amounted to a total of $286,000 for all funds, and USNG’s portion of such fees and expenses was $58,380.  The increase in directors’ expenses incurred by USNG from the year ended December 31, 2007 compared to the year ended December 31, 2008 was due to the proportionate sharing of these fees and expenses with the Related Public Funds.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the year ended December 31, 2009, total commissions paid to brokers amounted to $11,384,593. By comparison, during the year ended December 31, 2008 and the period April 18, 2007 to December 31, 2007, total commissions paid to brokers amounted to $867,175 and $351,310, respectively. The increase in the total commissions paid to brokers was primarily a function of increased brokerage fees due to a higher number if Natural Gas Interests being held and traded as a result of the increase in USNG’s average total net assets and the increase in redemptions and creations of units during each year.  The increase in assets required USNG to purchase a greater number of Natural Gas Interests and incur a larger amount of commissions. As an annualized percentage of total net assets, the figure for the year ended December 31, 2009 represents approximately 0.43% of total net assets. By comparison, the figure for the year ended December 31, 2008 represented approximately 0.12% of total net assets and the figure for the year ended December 31, 2007 represented approximately 0.17% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USNG’s transaction fees also increased during the year ended December 31, 2009, due to the increased investment in Other Natural Gas-Related Investments, including over-the-counter swaps, during the period.  In particular, the transaction costs for over-the-counter swaps, including up front fees and spreads charged by counterparties, are significantly higher as compared to those for exchange-traded Natural Gas Interests, which, through December 31, 2009, are the principal investments of USNG.  USNG incurred 3,752,890 in transaction costs during the year ended December 31, 2009 as compared to no transaction costs for the year ended December 31, 2008.

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG. These costs are estimated to be $1.2 million for the year ended December 31, 2009.

Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USNG’s Custodian. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the year ended December 31, 2009, USNG earned $2,687,716 in interest income on such cash holdings. Based on USNG’s average daily total net assets, this is equivalent to an annualized yield of 0.10%. USNG did purchase Treasuries during 2009 and held cash and/or cash equivalents during this time period.  By comparison, during the years ended December 31, 2008 and December 31, 2007, USNG earned $12,225,534 and $8,242,264, respectively, in interest income on such cash holdings. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 1.67% and 3.99%, respectively. Interest rates on short-term investments in the United States, including cash, cash equivalents and short-term Treasuries were sharply lower in 2009 compared to the same time periods in 2008 and 2007. As a result, the amount of interest earned by USNG as a percentage of total net assets was lower during the year ended December 31, 2009 compared to the years ended December 31, 2008 and 2007.

For the Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008 and 2007

During the three months ended December 31, 2009, the daily average total net assets of USNG were $3,978,328,152.  The management fee paid by USNG during the period amounted to $5,265,838. Management fees as a percentage of total net assets averaged 0.53% over the three months ended December 31, 2009.

By comparison, during the three months ended December 31, 2008, the daily average total net assets of USNG were $794,047,075. During the three months ended December 31, 2008, the total net assets of USNG exceeded $1 billion.  The management fee paid by USNG for the three months ended December 31, 2008 amounted to $1,196,109, which was calculated at the 0.60% rate for the total net assets up to and including $1 billion and at the rate of 0.50% on average net assets over $1 billion, and accrued daily. Management fees as a percentage of total net assets averaged 0.60% over the course of the three months ended December 31, 2008.  USNG’s management fees as a percentage for total net assets were lower for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 due to USNG’s having had a limited number of days in which total net assets exceeded $1 billion.

By comparison, during the three months ended December 31, 2007, the daily average total net assets of USNG were $525,339,178.  The management fee paid by USNG for the three months ended December 31, 2007 amounted to $794,486, which was calculated at the 0.60% rate, and accrued daily. Management fees as a percentage of total net assets averaged 0.60% over the course of the three months ended December 31, 2007.  USNG’s management fees in dollar terms were lower during the three months ended December 31, 2007 compared to the three months ended December 31, 2008 due primarily to lower daily total net assets compared to the three months ended December 31, 2008.

In addition to the management fee, USNG pays all brokerage fees, transaction costs for over-the-counter swaps, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.  The total of these fees and expenses for the three months ended December 31, 2009 was $3,357,523 as compared to $912,384 for the three months ended December 31, 2008 and $549,874 for the three months ended December 31, 2007.  The increase in expenses during the three months ended December 31, 2009 to the three months ended December 31, 2008 and December 31, 2007 was primarily due to the relative size of USNG and activity that resulted from its increased size, including the registration and the offering of additional units, increased brokerage fees, increased transaction costs for over-the-counter swaps, increased licensing fees and increased tax reporting costs due to the greater number of unitholders during the period.  For the three months ended December 31, 2009, USNG incurred $137,500 in ongoing registration fees and other expenses relating to the registration and offering of additional units.  By comparison, for the three months ended December 31, 2008 and December 31, 2007, USNG incurred $132,175 and $41,980, respectively in ongoing registration fees and other expenses relating to the registration and offering of additional units.

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members.  USNG shares these fees and expenses with the Related Public Funds based on the relative assets of each fund computed on a daily basis.  These fees and expenses for the three months ended December 31, 2009 amounted to a total of $119,250 for all funds, and USNG’s portion of such fees and expenses was $49,278.

By comparison, for the three months ended December 31, 2008, these fees and expenses amounted to a total of $68,750 for all funds, and USNG’s portion of such fees and expenses was $29,210. The increase in directors’ expenses incurred by USNG from the three months ended December 31, 2008 compared to the three months ended December 31, 2009 was primarily due to payment for directors’ and officers’ liability insurance and an increase in the compensation awarded to the independent directors of the General Partner.  Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner.  Previously, the General Partner did not have liability insurance for its directors and officers, instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.

By comparison, for the three months ended December 31, 2007, these fees and expenses amounted to a total of $68,750 for all funds and USNG’s portion of such fees and expenses was $37,184.  The increase in directors’ fees and expenses incurred by USNG from the three months ended December 31, 2007 to the three months ended December 31, 2008 was due to the proportionate sharing of these fees and expense with the Related Public Funds.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the three months ended December 31, 2009, total commissions paid to brokers amounted to $1,680,131.  By comparison, during the three months ended December 31, 2008 and December 31, 2007, total commissions paid to brokers amounted to $262,441 and $192,776, respectively.  The increase in total commissions paid to brokers was primarily a function of increased brokerage fees due to a higher number of Natural Gas Interests being held and traded as a result of the increase in USNG’s average total net assets and the decrease in the price of Natural Gas Interests and the increase in redemptions and creations of units during each period. The increase in assets required USNG to purchase a greater number of Natural Gas Interest and incur a larger amount of commissions.  As an annualized percentage of total net assets, the figure for the three months ended December 31, 2009 represents approximately 0.17% of total net assets.  By comparison, the figure for the three months ended December 31, 2008 represented approximately 0.13% of total net assets and the figure for the three months ended December 31, 2007 represented approximately 0.15% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USNG’s transaction fees also increased during the three months ended December 31, 2009 due to the increased investment in Other Natural Gas-Related Investments, including over-the-counter swaps, during that period. In particular, the transaction costs for over-the-counter swaps, including up front fees and spreads charged by counterparties, are significantly higher as compared to those for exchange-traded Natural Gas Interests, which, through December 31, 2009, date are the principal investment of USNG. USNG incurred $2,400,873 in transaction costs during the three months ended December 31, 2009 as compared to no transaction costs during the three months ended December 31, 2008.

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG. No amounts were required to be paid for audit expenses and tax accounting and reporting requirements for the three months ended December 31, 2009.

Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USNG’s Custodian. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three months ended December 31, 2009, USNG earned $446,184 in interest income on such cash holdings. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.04%. USNG did purchase Treasuries during the three months ended December 31, 2009 and held cash and/or cash equivalents during this time period.  By comparison, for the three months ended December 31, 2008 and 2007 USNG earned $1,845,515 and $4,955,246, respectively, in interest income on such cash holdings.  Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.92% and 3.74%, respectively. USNG did not purchase Treasuries during the three months ended December 31, 2008 or 2007 and held all of its funds in cash and/or cash equivalents during these time periods. Interest rates on short-term investments in the United States, including cash, cash equivalents and short-term Treasuries were sharply lower in the three months ended December 31, 2009 compared to the same time periods during 2008 and 2007. As a result, the amount of interest earned by USNG as a percentage of total net assets was lower during the three months ended December 31, 2009 compared to the three months ended December 31, 2008 and 2007.

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

For the 30 valuation days ended December 31, 2009, the simple average daily change in the Benchmark Futures Contract was 0.473%, while the simple average daily change in the NAV of USNG over the same time period was 0.469%. The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.092%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USNG’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-day period ended December 31, 2009.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of USNG units to the public on April 18, 2007 to December 31, 2009, the simple average daily change in its Benchmark Futures Contract was -0.181%, while the simple average daily change in the NAV of USNG over the same time period was -0.179%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.392%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USNG versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USNG, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USNG’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the year ended December 31, 2009, the actual total return of USNG as measured by changes in its NAV was -56.73%. This is based on an initial NAV of $23.27 on December 31, 2008 and an ending NAV as of December 31, 2009 of $10.07. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USNG would have ended 2009 with an estimated NAV of $10.19, for a total return over the relevant time period of    -56.19%. The difference between the actual NAV total return of USNG of -56.73% and the expected total return based on the Benchmark Futures Contract of -56.19% was an error over the time period of -0.54%, which is to say that USNG’s actual total return trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the interest that USNG collects on its cash and cash equivalent holdings.  During the year ended December 31, 2009, USNG received interest income of $2,687,716, which is equivalent to a weighted average interest rate of 0.10% for 2009. In addition, during the year ended December 31, 2009, USNG also collected $185,000 from its Authorized Purchasers creating or redeeming baskets of units. This income also contributed to USNG’s actual return. However, if the total assets of USNG continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.  During the year ended December 31, 2009, USNG incurred total expenses of $31,406,703. Income from interest and Authorized Purchaser collections net of expenses was $(28,533,987) which is equivalent to a weighted average net interest rate of -1.08% for the year ended December 31, 2009.

By comparison, for the year ended December 31, 2008, the actual total return of USNG as measured by changes in its NAV was -35.68%. This is based on an initial NAV of $36.18 on December 31, 2007 and an ending NAV as of December 31, 2008 of $23.27. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USNG would have ended 2008 with an estimated NAV of $23.13, for a total return over the relevant time period of -36.08%. The difference between the actual NAV total return of USNG of -35.68% and the expected total return based on the Benchmark Futures Contract of -36.08% was an error over the time period of 0.40%, which is to say that USNG’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USNG collected on its cash and cash equivalent holdings.  During the year ended December 31, 2008, USNG received interest income of $12,225,534, which is equivalent to a weighted average interest rate of 1.67% for 2008. In addition, during the year ended December 31, 2008, USNG also collected $202,000 from its Authorized Purchasers creating or redeeming baskets of units. During the year ended December 31, 2008, USNG incurred total expenses of $7,028,812.  Income from interest and brokerage collections net of expenses was $5,398,722, which is equivalent to a weighted average net interest rate of 0.74% for 2008. This income also contributed to USNG’s actual return exceeding the benchmark results. However, if the total assets of USNG continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.

By comparison, for the year ended December 31, 2007, the actual total return of USNG as measured by changes in its NAV was -27.64%. This is based on an initial NAV of $50.00 on April 18, 2007 and an ending NAV as of December 31, 2007 of $36.18. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USNG would have ended 2007 with an estimated NAV of $35.45, for a total return over the relevant time period of -29.11%. The difference between the actual NAV total return of USNG of -27.64% and the expected total return based on the Benchmark Futures Contract of -29.11% was an error over the time period of +1.47%, which is to say that USNG’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the interest that USNG collects on its cash and cash equivalent holdings. During 2007, USNG received interest income of $8,242,264, which is equivalent to a weighted average interest rate of 3.99% for 2007.  In addition, during the period ended December 31, 2007, USNG also collected $107,000 from its Authorized Purchasers creating or redeeming baskets of units. This income also contributed to USNG’s actual return.  During 2007, USNG incurred total expenses of $2,045,312.  Income from interest and Authorized Purchaser collections net of expenses was $6,303,943, which is equivalent to a weighted average net interest rate of 3.05% for 2007.

There are currently three factors that have impacted or are most likely to impact USNG’s ability to accurately track its Benchmark Futures Contract.

First, USNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USNG executes the trade. In that case, USNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USNG to either be too high or too low relative to the changes in the Benchmark Futures Contract. In 2009, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contracts at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USNG’s attempt to track the Benchmark Futures Contract over time.

Second, USNG earns interest on its cash, cash equivalents and Treasury holdings. USNG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders in 2009. Interest payments, and any other income, were retained within the portfolio and added to USNG’s NAV. When this income exceeds the level of USNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USNG will realize a net yield that will tend to cause daily changes in the NAV of USNG to track slightly higher than daily changes in the Benchmark Futures Contracts. During 2009, USNG earned, on an annualized basis, approximately 0.10% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.53% for management fees and approximately 0.43% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.22% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -1.08% and affected USNG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2009, USNG held Other Natural Gas-Related Investments. These holdings included a financially settled natural gas futures contract traded on NYMEX whose settlement price tracks the settlement price of the Benchmark Futures Contract. USNG also held investments in cleared swaps traded on the ICE Futures whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized over-the-counter swaps designed to track the settlement price of the Benchmark Futures Contract.  Due, in part, to the increased size of USNG over the last several quarters and its obligations to comply with regulatory limits, USNG has invested in Other Natural Gas-Related Investments, such as over-the-counter swaps, which have increased transaction-related expenses and may result in increased tracking error. Over-the-counter swaps increase transaction-related expenses due to the fact that USNG must pay to the swap counterparty certain fees that USNG does not have to pay for transactions executed on an exchange. Finally, due to potential regulatory limitations, USNG may determine to hold greater amounts of cash and cash equivalents and lesser amounts of Natural Gas Interests, if it determines that will most appropriately satisfy USNG’s investment objective. Holding more cash and cash equivalents and less Natural Gas Interests for some period of time may result in increased tracking error.  There are additional Other Natural Gas-Related Investments that USNG is permitted to invest in whose price movements may not track the settlement price of the Benchmark Futures Contract.

On August 12, 2009, USNG’s management determined to suspend offerings of USNG’s units since it could not invest the proceeds from such offerings in investments that would permit it to meet USNG’s investment objective due to current and anticipated new regulatory restrictions and limitations. As a result of this suspension of creation activity, USNG’s shares may have been trading at a premium during a portion of the period from August 12, 2009 to September 28, 2009, when creation activity resumed subject to certain limitations.  These limitations included the following: (1) USNG may require Authorized Purchasers of its units to sell USNG specified investments, including the arrangement of an over-the-counter swap contract between the Authorized Purchaser and USNG, (2) USNG may limit its issuance of Creation Baskets to an Authorized Purchaser to a specified minimum or maximum number of baskets, (3) USNG’s management may vary the terms and conditions of investments to be delivered or arranged by an Authorized Purchaser in order to purchase a Creation Basket and (4) USNG’s management may decide to offer Creation Baskets only on particular days. The trading of USNG’s units at a premium may have caused an increase in tracking error.

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

The chart below compares the price of the near month contract to the average price of the near 12 month over the last 10 years (2000-2009) for natural gas. When the price of the near month contract is higher than the average price of the near 12 month contracts, the market would be described as being in backwardation. When the price of the near month contract is lower than the average price of the near 12 month contracts, the market would be described as being in contango. Although the prices of the near month contract and the average price of the near 12 month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the near 12 month contracts (backwardation), and other times they are below the average price of the near 12 month contracts (contango). In addition, investors can observe that natural gas prices, both front month and second month, often display a seasonal pattern in which the price of natural gas tends to rise in the early winter months and decline in the summer months. This mirrors the physical demand for natural gas, which typically peaks in the winter.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month natural gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between 2000 and 2009. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12 month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12 month contracts whose delivery falls during the winter season.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An investment in a portfolio that involved owning only the near month contract would likely produce a different result than an investment in a portfolio that owned an equal number of each of the near 12 months’ worth of contracts. Generally speaking, when the natural gas futures market is in backwardation, the near month only portfolio would tend to have a higher total return than the 12 month portfolio. Conversely, if the natural gas futures market was in contango, the portfolio containing 12 months’ worth of contracts would tend to outperform the near month only portfolio. The chart below shows the results of owning a portfolio consisting of the near month contract versus a portfolio containing the near 12 months’ worth of contracts. In this example, each month, the near month only portfolio would sell the near month contract at expiration and buy the next month out contract. The portfolio holding an equal number of the near 12 months’ worth of the contracts would sell the near month contract at expiration and replace it with the contract that becomes the new twelfth month contract.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

As seen in the chart above, there have been periods of both positive and negative annual total returns for both hypothetical portfolios over the last 10 years. In addition, there have been periods during which the near month only approach had higher returns, and periods where the 12 month approach had higher total returns. The above chart does not represent the performance history of US12NG or any affiliated funds.

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of USNG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in USNG units during the year ended December 31, 2009 relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2008 and held to December 31, 2009 decreased, based upon the changes in the NAV for USNG units on those days, by approximately 56.73%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 80.16% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the year ended December 31, 2008 and the period from April 18, 2007 to December 31, 2007, contango impacted the total return on an investment in USNG units relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on April 18, 2007 and held to December 31, 2007 decreased, based upon the changes in the NAV for USNG units on those days, by approximately 28%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 1% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the year ended December 31, 2009, natural gas prices in the United States were impacted by several factors.  At the beginning of the first quarter of 2009, the amount of natural gas in storage was at higher than average levels versus the previous five years. During all of 2009, the seasonally adjusted inventory levels of stored natural gas remained above five-year averages.  In addition, a combination of slowing U.S. economic growth and increased natural gas production all contributed to a very significant decline in natural gas prices during most of 2009, with prices reaching a low of $2.508 near the end of the third quarter before finally ending the year with a price of $5.572.

By comparison, during the year ended December 31, 2008, natural gas prices in the United States were impacted by several factors and demonstrated a great deal of price volatility. At the beginning of the first quarter of 2008, the amount of natural gas in storage was at higher than average levels versus the previous five years. The winter weather in the United States was moderate through much of the first quarter of 2008. A major use of natural gas in winter months is the generation of heat for residential and commercial buildings. A major variable in the use of natural gas is weather, and the amount of natural gas burned for heating purposes. The mild weather had the effect of reducing the rate at which the storage levels of natural gas fell. During the entire first quarter of 2008, the seasonally adjusted inventory levels of stored natural gas remained above five-year averages.

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

For the ten year time period between 2000 and 2009, the chart below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in natural gas had a positive, but weak, correlation to movements in heating oil. Finally, natural gas had a positive, but very weak, correlation with crude oil was not strongly correlated, either positively or negatively with and unleaded gasoline.

10 Year Correlation Matrix 2000-2009	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	-0.259	0.966	0.152	0.087	0.135	0.023
U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	-0.237	-0.127	-0.078	0.214	-0.128
Global Equities (FTSE World Index)			1.000	0.246	0.165	0.196	0.084
Crude Oil				1.000	0.783	0.724	0.334
Heating Oil					1.000	0.613	0.446
Unleaded Gasoline						1.000	0.257
Natural Gas							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated, positively or negatively, with the movements of large-cap U.S. equities, U.S. government bonds, global equities, or the other three energy commodities of crude oil, gasoline or heating oil.

Correlation Matrix 2009	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	0.303	0.974	0.182	0.325	0.083	0.139
U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	-0.284	-0.264	-0.347	0.544	-0.016
Global Equities (FTSE World Index)			1.000	0.216	0.320	0.043	0.149
Crude Oil				1.000	0.769	0.576	0.255
Heating Oil					1.000	0.714	0.253
Unleaded Gasoline						1.000	0.267
Natural Gas							1.000
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

The correlations between natural gas, crude oil, heating oil and gasoline are relevant because the General Partner endeavors to invest USNG’s assets in natural gas Futures Contracts and Other Natural Gas-Related Investments so that daily changes in USNG’s NAV correlate as closely as possible with daily changes in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the natural gas Futures Contracts then their use could lead to greater tracking error. As noted, the General Partner also believes that the changes in the price of the Benchmark Oil Futures Contract will closely correlate with changes in the spot price of natural gas.

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

USNG currently generates cash primarily from (i) the sale of Creation Baskets and (ii) interest earned on Treasuries, cash and/or cash equivalents. USNG has allocated substantially all of its net assets to trading in natural gas interests. USNG invests in natural gas interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for USNG’s trading in natural gas interests. The balance of the net assets is held in USNG’s account at its custodian bank. Interest earned on USNG’s interest-bearing funds is paid to USNG. In prior periods, the amount of cash earned by USNG from the sale of Creation Baskets and from interest earned has exceeded the amount of cash required to pay USNG’s expenses. However, during the year ended December 31, 2009, USNG’s expenses exceeded the interest income USNG earned and the cash earned from the sale of Creation Baskets.  To the extent expenses have exceeded interest income, USNG’s NAV will be negatively impacted.

USNG’s investment in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, USNG’s over-the-counter contracts have very limited liquidity since they are negotiated agreements that are not transferable by USNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. Such market conditions or contractual limits could prevent USNG from promptly liquidating its positions in Natural Gas Interests. During the year ended December 31, 2009, USNG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USNG cannot predict whether such an event may occur in the future.

Since the initial offering of units, USNG has been responsible for expenses relating to (i) management fees, (ii) brokerage fees and commissions and fees associated with its over-the-counter transactions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of the General Partner and (vii) other extraordinary expenses not in the ordinary course of business, while the General Partner has been responsible for expenses relating to the fees of the Marketing Agent, the Administrator and the Custodian. If the General Partner and USNG are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USNG will terminate and investors may lose all or part of their investment.

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

Credit Risk

When USNG enters into Futures Contracts and Other Natural Gas-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the exchange or clearinghouse in connection with trades on the exchange or though the clearing house, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USNG in such circumstances.

During the year ended December 31, 2009, USNG has entered into fully-collateralized over-the-counter transactions with six counterparties. Unlike most of the exchange-traded Futures Contracts, cleared swaps or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of this annual report on Form 10-K for a discussion of over-the-counter contracts.

The General Partner attempts to manage the credit risk of USNG by following various trading limitations and policies. In particular, USNG generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Natural Gas-Related Investments it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USNG to limit its credit exposure. UBS Securities LLC, USNG’s commodity broker, or any other broker that may be retained by USNG in the future, when acting as USNG’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USNG, all assets of USNG relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle USNG’s assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the USNG assets related to foreign Futures Contracts trading and, in some cases, to cleared swaps executed through the Futures Commission Merchant.  Similarly, under its current over-the-counter agreements, USNG requires that collateral it posts or receives be posted with its custodian, and under agreements among the custodian, USNG and its counterparties, such collateral is segregated.

If, in the future, USNG purchases over-the-counter contracts, see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” for a discussion of over-the-counter contracts.

As of December 31, 2009, USNG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $4,630,186,857. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of December 31, 2009, USNG has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USNG. While USNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USNG’s financial position.

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

Contractual Obligations

USNG’s primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated monthly as a fixed percentage of USNG’s NAV, currently 0.60% for a NAV of $1 billion or less, and thereafter at a rate of 0.50% for a NAV above $1 billion.

The General Partner agreed to pay the start-up costs associated with the formation of USNG, primarily its legal, accounting and other costs in connection with the General Partner’s registration with the CFTC as a CPO and the registration and listing of USNG and its units with the SEC, FINRA and the AMEX, respectively. However, since USNG’s initial offering of units, offering costs incurred in connection with registering and listing additional units of USNG are directly borne on an ongoing basis by USNG, and not by the General Partner.

The General Partner pays the fees of the Marketing Agent and the fees of the Custodian and transfer agent, BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including in connection with the preparation of USNG’s financial statements and its SEC and CFTC reports. The General Partner and USNG have also entered into a licensing agreement with the NYMEX pursuant to which USNG and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. USNG also pays the fees and expenses associated with its tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which are paid by the General Partner.

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

On December 31, 2009, USNG’s portfolio consisted of 13,949 Natural Gas NG Futures Contracts traded on NYMEX, 35,858 Natural Gas NN Futures Contracts traded on the NYMEX, 62,455 cleared swaps traded on the ICE Futures and total return swaps with an aggregate market value of $(39,408,688).  For a list of USNG’s current holdings, please see USNG’s website at www.unitedstatesnaturalgasfund.com.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

Over-the-Counter Derivatives

During the year ended December 31, 2009, USNG entered into fully-collateralized over-the-counter swap transactions with six counterparties. Unlike most of the exchange-traded Futures Contracts, cleared swaps or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

To protect itself from the credit risk that arises in connection with such contracts, USNG has entered into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USNG also requires that the counterparty be highly rated and/or provide collateral or other credit support to address USNG’s exposure to the counterparty (i.e., the amount the counterparty would have to pay to USNG if the transaction with the counterparty were to terminate on that day).  USNG must, to the extent its counterparty has exposure to it under the transaction, also post collateral. In addition, it is also possible for USNG and its counterparty to agree to clear their agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures. In that event, USNG would no longer have credit risk of its original counterparty, as the clearinghouse would now be USNG’s counterparty. USNG would still retain any price risk associated with its transaction and would be required to deposit margin to secure the clearinghouse’s exposure to USNG.

The creditworthiness of each potential counterparty is assessed by the General Partner. The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the Board. Furthermore, the General Partner on behalf of USNG only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by the General Partner.

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

During the year ended December 31, 2009, USNG employed hedging methods such as those described above to the extent it invested in fully-collateralized over-the-counter swap transactions designed to track percentage changes in the price of the Benchmark Futures Contract. During the year ended December 31, 2009, USNG was exposed to counterparty risk on its fully-collateralized over-the-counter swap transactions with six counterparties.

The counterparty credit ratings for the exposure on over-the-counter swap transactions to which USNG was a party that would be owed to USNG due to a default or early termination by USNG’s counterparties as of December 31, 2009 and December 31, 2008 were:

December 31, 2008
Moody’s Credit Rating	Number of Counterparties	Notional Amount	Credit Exposure	Collateral Held	Exposure, Net of Collateral
Aa1	-	$-	$-	$-	$-
A2	-	-	-	-	-
Unrated	-	-	-	-	-
Total	-	$-	$-	$-	$-

	December 31, 2009
Moody’s Credit Rating	Number of Counterparties	Notional Amount	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa1	1	$1,031,083,313	$0	$0	$0
A2	1	197,724,486	24,272,748	33,708,890	(9,436,142)
Aa3	1	614,340,863	0	0	0
Unrated	3	630,898,411	0	0	0
Total	6	$2,474,070,073	$24,272,748	$33,708,890	$(9,436,142)

* The difference reflects minimum transfer amounts for collateral and potentially one day’s movement in the underlying total return, which would be collateralized the following business day.

The aggregate notional amount of USNG’s over-the-counter derivative transactions, all of which consisted of total return swaps, increased to $2,474,047,073 at December 31, 2009, as compared with no swaps for the prior period. The aggregate notional amount of these derivative transactions, which is not included in the Condensed Schedule of Investments (Unaudited), is indicative of USNG’s activities in derivative transactions, but is not an indicator of the level of credit risk associated with these transactions.

At December 31, 2009, USNG’s counterparties posted $14,450,000 in cash and no securities as collateral with USNG’s custodian, as compared with the prior period for which no collateral was posted since USNG had not yet entered into any swaps. Under these over-the-counter swap agreements, USNG posted collateral with respect to its obligations of $336,379,130 at December 31, 2009, while no collateral was posted for the prior period.

Item 8.           Financial Statements and Supplementary Data.

United States Natural Gas Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USNG’s management assessed the effectiveness of USNG’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, USNG’s management believes that, as of December 31, 2009, its internal control over financial reporting is effective.

Attestation Report of Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm
Auditors’ Report on Internal Control over Financial Reporting

To the Partners of
United States Natural Gas Fund, LP

We have audited the internal control over financial reporting of United States Natural Gas Fund, LP (the “Fund”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2009, of the Fund and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements.

/s/ Spicer Jeffries LLP
Greenwood Village, Colorado
February 26, 2010

Report of Independent Registered Public Accounting Firm

To the Partners of
United States Natural Gas Fund, LP

We have audited the accompanying statements of financial condition of United States Natural Gas Fund, LP, (the “Fund”) as of December 31, 2009 and 2008, including the schedule of investments as of December 31, 2009 and 2008, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Natural Gas Fund, LP as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Fund’s internal control over financial reporting.

/s/ Spicer Jeffries LLP
Greenwood Village, Colorado
February 26, 2010

United States Natural Gas Fund, LP
Statements of Financial Condition
At December 31, 2009 and 2008

	2009	2008
Assets
Cash and cash equivalents (Note 5)	$3,896,493,193	$419,929,831
Equity in UBS Securities LLC trading accounts:
Cash	733,693,664	293,619,554
Unrealized loss on open commodity futures contracts	(41,777,265)	(7,704,870)
Unrealized loss on open swap contracts	(39,408,688)	-
Interest receivable	110,235	355,156
Other assets	192,758	137,786

Total assets	$4,549,303,897	$706,337,457

Liabilities and Partners’ Capital
Investment payable	$19,112,096	$-
General Partner management fees (Note 3)	1,918,167	370,060
Payable for units redeemed	-	9,307,208
Interest payable	20,751	-
Professional fees payable	2,609,981	817,073
Brokerage commission fees payable	256,250	39,500
License fees payable	231,345	61,226
Directors’ fees payable	48,144	27,880

Total liabilities	24,196,734	10,622,947

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	-	-
Limited Partners	4,525,107,163	695,714,510
Total Partners’ Capital	4,525,107,163	695,714,510

Total liabilities and partners’ capital	$4,549,303,897	$706,337,457

Limited Partners’ units outstanding	449,500,000	29,900,000
Net asset value per unit	$10.07	$23.27
Market value per unit	$10.08	$23.17

See accompanying notes to financial statements.

United States Natural Gas Fund, LP
Schedule of Investments
At December 31, 2009

	Number of	Loss on Open Commodity	% of Partners’
	Contracts	Contracts	Capital
Open Cleared Swap Contracts
Foreign Contracts
ICE Natural Gas Cleared Swap ICE LOT contracts, expire February 2010	62,455	$(17,242,475)	(0.38)

Open Futures Contracts
United States Contracts
NYMEX Natural Gas Futures NG contracts, expire February 2010	13,949	(15,139,330)	(0.33)
NYMEX Natural Gas Futures NN contracts, expire February 2010	35,858	(9,395,460)	(0.21)
	49,807	(24,534,790)	(0.54)
Total Open Cleared Swap and Futures Contracts	112,262	$(41,777,265)	(0.92)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.07%, 1/21/2010	$200,000,000	$199,992,222	4.42

United States - Money Market Funds
Fidelity Institutional Government Portfolio – Class I	$1,025,996,967	$1,025,996,967	22.67
Goldman Sachs Financial Square Funds - Government Fund – Class SL	975,213,417	975,213,417	21.55
Morgan Stanley Institutional Liquidity Fund – Government Portfolio	500,077,936	500,077,936	11.05
Total Money Market Funds		$2,501,288,320	55.27

Total Cash Equivalents		$2,701,280,542	59.69

See accompanying notes to financial statements.

United States Natural Gas Fund, LP
Schedule of Investments
At December 31, 2008

	Number of	Loss on Open Commodity	% of Partners’
	Contracts	Contracts	Capital
Open Futures Contracts
United States Contracts
NYMEX Natural Gas Futures NG contracts, expire February 2009	12,375	$(7,704,870)	(1.11)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Fund
Goldman Sachs Financial Square Funds - Government Fund – Class SL	$298,603,373	$298,603,373	42.92
Total Cash Equivalents		$298,603,373	42.92

See accompanying notes to financial statements.

United States Natural Gas Fund, LP
Schedule of Investments (Continued)
At December 31, 2009

Open Over-the-Counter Total Return Swap Contracts

	Notional Amount	Market Value	Unrealized Gain (Loss)	Termination Date
Swap agreement to receive return on the eXtra US1 Excess Return Index	197,724,486	$(76,034)	$(76,034)	1/29/2010

Swap agreement to receive return on the Custom Natural Gas Index
(UNG)- Excess Return	437,844,520	(10,574,386)	(10,574,386)	4/21/2010

Swap agreement to receive return on the Custom Natural Gas Index
(UNG)- Excess Return	148,628,935	(3,573,393)	(3,573,393)	6/2/2010

Swap agreement to receive return on the Custom Natural Gas Index
(UNG)- Excess Return	27,867,408	(669,999)	(669,999)	6/9/2010

Swap agreement to receive return on the NYMEX Henry Hub TRS Index	231,241,867	(6,697)	(6,697)	4/23/2010

Swap agreement to receive return on the NYMEX Henry Hub TRS Index	35,310,676	(361)	(361)	4/26/2010

Swap agreement to receive return on the NYMEX Henry Hub TRS Index	37,327,808	(381)	(381)	4/27/2010

Swap agreement to receive return on the NYMEX Henry Hub TRS Index	35,296,594	(361)	(361)	5/6/2010

Swap agreement to receive return on the NYMEX Henry Hub TRS Index	60,218,214	(2,764,029)	(2,764,029)	5/11/2010

Swap agreement to receive return on the NYMEX Henry Hub TRS Index	73,573,437	(752)	(752)	5/18/2010

Swap agreement to receive return on the NYMEX Henry Hub TRS Index	47,363,229	(484)	(484)	5/20/2010

Swap agreement to receive return on the NYMEX Henry Hub TRS Index	60,199,249	(2,763,159)	(2,763,159)	5/22/2010

Swap agreement to receive return on the NYMEX Henry Hub TRS Index	50,367,337	(515)	(515)	6/3/2010

Swap agreement to receive return on the NYMEX Henry Hub Natural Gas
Futures Contract	120,653,648	(181,797)	(181,797)	1/14/2010

Swap agreement to receive return on the NYMEX Henry Hub Natural Gas
Futures Contract	120,765,626	1,243,622	1,243,622	1/15/2010

Swap agreement to receive return on the NYMEX Henry Hub Natural Gas
Futures Contract	262,910,966	(11,044,583)	(11,044,583)	1/19/2010

Swap agreement to receive return on the NYMEX Henry Hub Natural Gas
Futures Contract	337,775,877	(5,680,051)	(5,680,051)	3/31/2010

Swap agreement to receive return on the NYMEX Henry Hub Natural Gas
Futures Contract	102,683,037	(1,667,807)	(1,667,807)	5/25/2010

Swap agreement to receive return on the NYMEX Henry Hub Natural Gas
Futures Contract	86,294,159	(1,647,521)	(1,647,521)	5/28/2010

Total unrealized loss on open swap contracts			$(39,408,688)

See accompanying notes to financial statements.

United States Natural Gas Fund, LP
Statements of Operations
For the years ended December 31, 2009, 2008 and 2007

	Year ended	Year ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007

Income
Gains (losses) on trading of commodity contracts:
Realized loss on closed futures contracts	$(1,443,746,373)	$(469,854,610)	$(39,939,850)
Realized loss on closed swap contracts	(39,014,082)	-	-
Change in unrealized gain (loss) on open futures contracts	(34,072,395)	(27,748,750)	20,043,880
Change in unrealized loss on open swap contracts	(39,408,688)	-	-
Interest income	2,687,716	12,225,534	8,242,264
Other income	185,000	202,000	107,000

Total loss	(1,553,368,822)	(485,175,826)	(11,546,706)

Expenses
General Partner management fees (Note 3)	14,189,176	4,373,723	1,239,862
Brokerage commissions	11,384,593	867,175	351,310
Professional fees	3,828,390	1,022,269	272,472
Registration fees	1,223,978	348,874	41,980
License fees	619,825	236,664	81,317
Directors’ fees	142,322	130,107	58,380
Other expenses	18,419	50,000	-

Total expenses	31,406,703	7,028,812	2,045,321

Net loss	$(1,584,775,525)	$(492,204,638)	$(13,592,027)
Net loss per limited partnership unit	$(13.20)	$(12.91)	$(13.82)
Net loss per weighted average limited partnership unit	$(6.89)	$(25.50)	$(1.78)
Weighted average limited partnership units outstanding	229,963,288	19,303,825	7,644,574

See accompanying notes to financial statements.

United States Natural Gas Fund, LP
Statements of Changes in Partners’ Capital
For the years ended December 31, 2009, 2008 and 2007

	General Partner	Limited Partners	Total

Balances, at December 31, 2006	$20	$980	$1,000
Addition of 37,900,000 partnership units	-	1,458,786,977	1,458,786,977
Redemption of 21,500,000 partnership units	(20)	(851,800,949)	(851,800,969)
Net loss	-	(13,592,027)	(13,592,027)

Balances, at December 31, 2007	-	593,394,981	593,394,981
Addition of 69,800,000 partnership units	-	2,691,884,826	2,691,884,826
Redemption of 56,300,000 partnership units	-	(2,097,360,659)	(2,097,360,659)
Net loss	-	(492,204,638)	(492,204,638)

Balances, at December 31, 2008	-	695,714,510	695,714,510
Addition of 474,400,000 partnership units	-	6,284,421,972	6,284,421,972
Redemption of 54,800,000 partnership units	-	(870,253,794)	(870,253,794)
Net loss	-	(1,584,775,525)	(1,584,775,525)

Balances, at December 31, 2009	$-	$4,525,107,163	$4,525,107,163

Net Asset Value Per Unit
At April 18, 2007 (commencement of operations)	$50.00
At December 31, 2007	$36.18
At December 31, 2008	$23.27
At December 31, 2009	$10.07

See accompanying notes to financial statements.

United States Natural Gas Fund, LP
Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007

	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Cash Flows from Operating Activities:
Net loss	$(1,584,775,525)	$(492,204,638)	$(13,592,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in commodity futures trading account - cash	(440,074,110)	(208,503,665)	(85,115,889)
Unrealized (gain) loss on open futures contracts	34,072,395	27,748,750	(20,043,880)
Unrealized loss on open swap contracts	39,408,688	-	-
Decrease (increase) in interest receivable and other assets	189,949	290,059	(783,001)
Increase in management fees payable	1,548,107	105,504	264,556
Increase in investment payable	19,112,096	-	-
Increase in interest payable	20,751	-	-
Increase in professional fees payable	1,792,908	577,119	239,954
Increase in brokerage commission fees payable	216,750	16,700	22,800
Increase in license fees payable	170,119	9,666	51,560
Increase (decrease) in directors’ fees payable	20,264	(8,238)	36,118
Net cash used in operating activities	(1,928,297,608)	(671,968,743)	(118,919,809)

Cash Flows from Financing Activities:
Subscription of partnership units	6,284,421,972	2,691,884,826	1,458,786,977
Redemption of partnership units	(879,561,002)	(2,088,053,451)	(851,800,969)

Net cash provided by financing activities	5,404,860,970	603,831,375	606,986,008

Net Increase (Decrease) in Cash and Cash Equivalents	3,476,563,362	(68,137,368)	488,066,199

Cash and Cash Equivalents, beginning of year	419,929,831	488,067,199	1,000
Cash and Cash Equivalents, end of year	$3,896,493,193	$419,929,831	$488,067,199

See accompanying notes to financial statements.

United States Natural Gas Fund, LP
Notes to Financial Statements
For the years ended December 31, 2009, 2008 and 2007

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“USNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. USNG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USNG’s units traded on the American Stock Exchange (the “AMEX”). USNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”). The investment objective of USNG is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will become, over a 4-day period, the next month contract to expire, less USNG’s expenses. USNG accomplishes its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of December 31, 2009, USNG held 13,949 NG Futures Contracts and 35,858 NN Financially Settled Futures Contracts traded on the NYMEX and 62,455 cleared swap contracts traded on the ICE Futures and over-the-counter swap transactions with six counterparties.

USNG commenced investment operations on April 18, 2007 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of USNG. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission effective December 1, 2005.  The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP which listed their limited partnership units on the NYSE Arca on September 24, 2009 and November 18, 2009, respectively. The General Partner has also filed registration statements to register units of the United States Brent Oil Fund, LP (“USBO”) and the United States Commodity Index Funds Trust (“USCI”).

USNG issues units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc. as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

In addition, Authorized Purchasers pay USNG a $1,000 fee for each order placed to create one or more Creation Baskets or redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”). Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of USNG but rather at market prices quoted on such exchange.

In April 2007, USNG initially registered 30,000,000 units on Form S-1 with the SEC. On April 18, 2007, USNG listed its units on the AMEX under the ticker symbol “UNG”. On that day, USNG established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000. USNG also commenced investment operations on April 18, 2007 by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of December 31, 2009, USNG had registered a total of 1,480,000,000 units, 449,500,000 of which were outstanding.  As of December 31, 2009, USNG issued 5,821 Creation Baskets.

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

Swap Premiums

Upfront fees paid by USNG for over-the-counter swap contracts are reflected on the Statements of Financial Condition and represent payments made upon entering into a swap agreement to compensate for differences between the stated terms of the agreement and prevailing market conditions.  The fees are amortized daily over the term of the swap agreement.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at December 31, 2009.

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

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the LP Agreement, the General Partner is responsible for investing the assets of USNG in accordance with the objectives and policies of USNG. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to USNG. For these services, USNG is contractually obligated to pay the General Partner a fee, which is paid monthly, that is equal to 0.60% per annum of average daily net assets of $1,000,000,000 or less and 0.50% per annum of average daily net assets that are greater than $1,000,000,000.

Ongoing Registration Fees and Other Offering Expenses

USNG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2009, 2008 and 2007, USNG incurred $1,223,978, $348,874 and $41,980, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USNG shares these fees and expenses with USOF, US12OF, UGA, USHO, USSO and US12NG based on the relative assets of each fund, computed on a daily basis. These fees and expenses for the calendar year 2009 amounted to a total of $433,046 for all funds, and USNG’s portion of such fees and expenses was $159,942.  For the calendar years 2008 and 2007, these fees and expenses were $282,000 and $286,000, respectively, and USNG’s portion of such fees was $130,107 and $58,380 respectively.

Licensing Fees

As discussed in Note 4, USNG entered into a licensing agreement with the NYMEX on May 30, 2007. The agreement has an effective date of April 10, 2006. Pursuant to the agreement, USNG and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. For the years ended December 31, 2009, 2008 and 2007, USNG incurred $619,825, $236,664 and $81,317, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USOF. These costs are approximately $2,450,000 as of December 31, 2009.

Other Expenses and Fees

In addition to the fees described above, USNG pays all brokerage fees, transaction costs for over-the-counter swaps, taxes and other expenses in connection with the operation of USNG, excluding costs and expenses paid by the General Partner as outlined in Note 4.

NOTE 4 - CONTRACTS AND AGREEMENTS

USNG is party to a marketing agent agreement, dated as of April 17, 2007, with the Marketing Agent and the General Partner, whereby the Marketing Agent provides certain marketing services for USNG as outlined in the agreement. The fees of the Marketing Agent, which are borne by the General Partner, are equal to 0.06% on USNG’s assets up to $3 billion; and 0.04% on USNG’s assets in excess of $3 billion.

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

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, the greater of a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USNG and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USNG’s, USOF’s, US12OF’s, UGA’s, USHO’s, USSO’s and US12NG’s combined net assets, (b) 0.0465% for USNG’s, USOF’s, US12OF’s, UGA’s, USHO’s, USSO’s and US12NG’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USNG’s, USOF’s, US12OF’s, UGA’s, USHO’s, USSO’s and US12NG’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

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

All of USNG’s investment contracts through December 31, 2009 have been exchange-traded futures contracts, cleared swaps or fully-collateralized over-the-counter swaps. The liquidity and credit risks associated with exchange-traded contracts and cleared swaps are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, USNG must rely solely on the credit of its respective individual counterparties. As of December 31, 2009, USNG has entered into over-the-counter transactions with six counterparties.  Over-the counter transactions subject USNG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USNG also has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the exchange on which the relevant contracts are traded.  However, as compared to its over-the-counter transactions, it may more easily realize value by reselling its futures contracts.  In addition, USNG bears the risk of financial failure by the clearing broker.

At December 31, 2009, USNG’s counterparties posted $14,450,000 in cash and $0  in securities as collateral with USNG’s custodian, as compared with the prior period for which no collateral was posted since USNG had not yet entered into any swaps. Under these agreements, USNG posted collateral with respect to its obligations of $336,379,130 at December 31, 2009, while no collateral was posted for the prior period.

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

USNG invests a portion of its cash in money market funds that seek to maintain a stable net asset value.  USNG is exposed to any risk of loss associated with an investment in these money market funds. As of December 31, 2009 and 2008, USNG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $4,630,186,857 and $713,549,385, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the years ended December 31, 2009, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Per Unit Operating Performance:

Net asset value, beginning of period	$23.27	$36.18	$50.00
Total loss	(13.06)	(12.55)	(13.55)
Total expenses	(0.14)	(0.36)	(0.27)
Net decrease in net asset value	(13.20)	(12.91)	(13.82)
Net asset value, end of period	$10.07	$23.27	$36.18

Total Return	(56.73)%	(35.68)%	(27.64)%

Ratios to Average Net Assets
Total loss	(58.53)%	(66.25)%	(5.59)%
Expenses excluding management fees	0.65%	0.36%	0.39%*
Management fees	0.53%	0.60%	0.60%*
Net loss	(59.71)%	(67.21)%	(6.58)%
*Annualized

Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USNG.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2009 and 2008.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2009	2009	2009	2009
Tot Total Loss	$(297,277,494)	$(150,314,978)	$(664,595,568)	$(441,180,782)
Total Expenses	1,727,482	7,784,505	13,271,354	8,623,362
Net Loss	$(299,004,976)	$(158,099,483)	$(677,866,922)	$(449,804,144)
Net Loss per Unit	$(8.04)	$(1.43)	$(2.23)	$(1.50)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2008	2008	2008	2008
Tot Total Income (Loss)	$156,689,207	$176,316,721	$(531,720,749)	$(286,461,005)
Total Expenses	1,365,216	1,495,927	2,059,176	2,108,493
Net Income (Loss)	$155,323,991	$174,820,794	$(533,779,925)	$(288,569,498)
Net Income (Loss) per Unit	$12.61	$13.87	$(29.59)	$(9.80)

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

The following tables summarize the valuation of USNG’s securities at December 31, 2009 and 2008 using the fair value hierarchy:

At December 31, 2009	Total	Level I	Level II	Level III

Short-Term Investments	$2,701,280,542	$2,701,280,542	$-	$-

Exchange-Traded Futures Contracts	(24,534,790)	(24,534,790)	-	-

Exchange-Traded Cleared Swap Contracts	(17,242,475)	(17,242,475)	-	-

Over-the-Counter Total Return Swap Contracts	(39,408,688)	-	-	(39,408,688)

At December 31, 2008	Total	Level I	Level II	Level III

Short-Term Investments	$298,603,373	$298,603,373	$-	$-

Exchange-Traded Futures Contracts	(7,704,870)	(7,704,870)	-	-

Following is a reconciliation of assets in which significant observable inputs (Level 3) were used in determining fair value:

Total Return Swap Contracts
Beginning balance as of 12/31/08	$-
Realized gain(loss)*	-
Change in unrealized gain(loss)	(39,408,688)
Ending balance as of 12/31/09	$(39,408,688)

*The realized gain (loss) earned during the fiscal year ended December 31, 2009 for total return swaps was $(39,014,082).

Effective January 1, 2009, USNG adopted the provisions of Accounting Standards Codification 815 -  Derivatives and Hedging (“ASC 815”), which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

		At	At
		December 31,	December 31,
		2009	2008
Derivatives not	Statement of
Accounted for as	Financial
for as Hedging	Condition
Instruments	Location	Fair Value	Fair Value

Futures -
Commodity Contracts	Assets	$(41,777,265)	$(7,704,870)

Swaps -
Commodity Contracts	Assets -	$(39,408,688)	$-
	Unrealized
	Appreciation

The Effect of Derivative Instruments on the Statement of Operations

		For the year ended		For the year ended
		December 31,		December 31,
		Realized	Change in	Realized	Change in
	Location of	Gain or (Loss)	Unrealized	Gain or (Loss)	Unrealized
Derivatives not	Gain or (Loss)	on Derivatives	Gain or (Loss)	on Derivatives	Gain or (Loss)
Accounted for as	on Derivatives	Recognized	Recognized	Recognized	Recognized
for as Hedging	Recognized	in Income	in Income	in Income	in Income
Instruments	in Income	2009	2009	2008	2008

Futures -	Realized gain (loss) on	$(1,443,746,373)	$-	$(469,854,610)	$-
Commodity Contracts	closed futures contracts

	Change in unrealized	$-	$(34,072,395)	$-	$(27,748,750)
	gain (loss) on open
	futures contracts	-	-	-	-

Swaps -	Realized gain (loss) on	$(39,014,082)	$-	$-	$-
Commodity Contracts	closed swap contracts

	Change in unrealized	$-	$(39,408,688)	$-	$-
	gain (loss) on open
	swap contracts

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board released ASC 815.  ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. USNG adopted ASC 815 on January 1, 2009.

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for interim and annual reporting periods beginning after December 15, 2009, entities will be required to disclose significant transfers into and out of Level 1 and 2 measurements in the fair value hierarchy and the reasons for those transfers. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The General Partner is currently evaluating the impact ASU No. 2010-06 will have on the financial statement disclosures.

NOTE 10 – SUBSEQUENT EVENTS

USNG has performed an evaluation of subsequent events through February 26, 2010, which is the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Management’s Annual Report on Internal Control Over Financial Reporting

USNG is responsible for establishing and maintaining adequate internal control over financial reporting. USNG’s internal control system is designed to provide reasonable assurance to its management and the board of directors of the General Partner regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management’s report on internal control over financial reporting is set forth above under the heading, “Management’s Annual Report on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.

Change in Internal Control Over Financial Reporting

There were no changes in USNG’s internal control over financial reporting during USNG’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, USNG’s internal control over financial reporting.

Item 9B.	Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the CEA, each month USNG publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USNG’s website at www.unitedstatesnaturalgasfund.com.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Mr. Nicholas Gerber and Mr. Howard Mah serve as executive officers of the General Partner. USNG has no executive officers. Its affairs are generally managed by the General Partner. The following individuals serve as Management Directors of the General Partner.

Nicholas Gerber has been the President and CEO of the General Partner since June 9, 2005 and a Management Director of the General Partner since May 10, 2005. He maintains his main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. Mr. Gerber has also acted as a portfolio manager for USNG and the Related Public Funds. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005, as Branch Manager of the General Partner since May 15, 2009 and registered with the CFTC as an Associated Person of the General Partner on December 1, 2005. Currently, Mr. Gerber manages USNG and the Related Public Funds. He will also manage USBO and USCI. Mr. Gerber also served as Vice President/Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd. from June of 2003 to December 2009. Mr. Gerber has an extensive background in securities portfolio management and in developing investment funds that make use of indexing and futures contracts. He is also the founder of Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since March 1995. Since August 1995, Mr. Gerber has been the portfolio manager of the Ameristock Mutual Fund, Inc. a mutual fund registered under the Investment Company Act of 1940, focused on large cap U.S. equities that, as of December 31, 2009, had $219,616,809 in assets. He has also been a Trustee for the Ameristock ETF Trust since June 2006, and served as a portfolio manager for the Ameristock/ Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has passed the Series 3 examination for associated persons. He holds an MBA in finance from the University of San Francisco and a BA from Skidmore College. Mr. Gerber is 47 years old.

In concluding that Mr. Gerber should serve as Management Director of the General Partner, the General Partner considered his broad business experiences in the industry including: forming and managing investment companies and commodity pools, raising capital for such entities and founding and  managing non-finance related companies.

Howard Mah has been a Management Director of the General Partner since May 10, 2005, Secretary of the General Partner since June 9, 2005, and Chief Financial Officer of the General Partner since May 23, 2006. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005. In these roles, Mr. Mah is currently involved in the management of USNG and the Related Public Funds and will be involved in the management of USBO and USCI. Mr. Mah also serves as the General Partner’s Chief Compliance Officer. He received a Bachelor of Education from the University of Alberta, in 1986 and an MBA from the University of San Francisco in 1988. He served as Secretary and Chief Compliance Officer of the Ameristock ETF Trust from February 2007 until June 2008 when the trust was liquidated, Chief Compliance Officer of Ameristock Corporation since January 2001; a tax & finance consultant in private practice since January 1995, Secretary of Ameristock Mutual Fund since June 1995 and Ameristock Focused Value Fund from December 2000 to January 2005; Chief Compliance Officer of Ameristock Mutual Fund since August 2004 and the Co-Portfolio Manager of the Ameristock Focused Value Fund from December 2000 to January 2005. Mr. Mah is 45 years old.

In concluding that Mr. Mah should serve as Management Director of the General Partner, the General Partner considered his background in accounting and finance, as well as his experience as Chief Compliance Officer for the General Partner and Ameristock Corporation.

Andrew F. Ngim has been a Management Director of the General Partner since May 10, 2005 and Treasurer of the General Partner since June 9, 2005. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005. As Treasurer of the General Partner, Mr. Ngim is currently involved in the management of USNG and the Related Public Funds and will be involved in the management of USBO and USCI. He received a Bachelor of Arts from the University of California at Berkeley in 1983. Mr. Ngim has been Ameristock Corporation’s Managing Director since January 1999 and co-portfolio manager of Ameristock Corporation since January 2000, Trustee of the Ameristock ETF Trust since February 2007, and served as a portfolio manager for the Ameristock/ Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. Mr. Ngim is 49 years old.

In concluding that Mr. Ngim should serve as Management Director of the General Partner, the General Partner considered his broad career in the financial services industry as well as experience as co-Portfolio Manager of the Ameristock Mutual Fund.

Robert L. Nguyen has been a Management Director of the General Partner since May 10, 2005. He has been listed with the CFTC as a Principal of the General Partner since November 29, 2005 and registered with the CFTC as an Associated Person on November 9, 2007. As a Management Director of the General Partner, Mr. Nguyen is currently involved in the management of USNG and the Related Public Funds and will be involved in the management of USBO and USCI. He received a Bachelor of Science from California State University Sacramento in 1981. Mr. Nguyen has been the Managing Principal of Ameristock Corporation since January 2000. Mr. Nguyen is 50 years old.

In concluding that Mr. Nguyen should serve as Management Director of the General Partner, the General Partner considered his background in the financial services industry as well as his experience in leading the marketing efforts for Ameristock Corporation.

The following individuals provide significant services to USNG and are employed by the General Partner.

John P. Love has acted as the Portfolio Operations Manager for USNG and the Related Public Funds since January 2006 and, effective March 1, 2010, is the Senior Portfolio Manager for USNG and the Related Public Funds.  He is expected to be Senior Portfolio Manager for USBO and USCI. Mr. Love is also employed by the General Partner. He has been listed with the CFTC as a Principal of the General Partner since January 17, 2006. Mr. Love also served as the operations manager of Ameristock Corporation from October 2002 to January 2007, where he was responsible for back office and marketing activities for the Ameristock Mutual Fund and Ameristock Focused Value Fund and for the firm in general. Mr. Love holds a Series 3 license and was registered with the CFTC as an Associated Person of the General Partner from December 1, 2005 through April 16, 2009. Mr. Love has passed the Level 1 Chartered Financial Analyst examination and is currently a Level II candidate in the CFA Program. He holds a BFA in cinema-television from the University of Southern California. Mr. Love is 38 years old.

John T. Hyland, CFA acts as a Portfolio Manager and as the Chief Investment Officer for the General Partner. Mr. Hyland is employed by the General Partner. He registered with the CFTC as an Associated Person of the General Partner on December 1, 2005, and has been listed as a Principal of the General Partner since January 17, 2006. Mr. Hyland became the Portfolio Manager for USNG, USOF, US12OF, UGA, USHO, USSO and US12NG in April 2007, April 2006, December 2007, February 2008, April 2008, September, 2009 and November, 2009 respectively, and as Chief Investment Officer of the General Partner since January 2008, acts in such capacity on behalf of USNG and the Related Public Funds. He is also expected to become the Portfolio Manager for USBO and USCI. As part of his responsibilities for USNG and the Related Public Funds, Mr. Hyland handles day-to-day trading, helps set investment policies, and oversees USNG’s and the Related Public Funds’ activities with their futures commission brokers, custodian-administrator, and marketing agent. Mr. Hyland has an extensive background in portfolio management and research with both equity and fixed income securities, as well as in the development of new types of complex investment funds. In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that provides portfolio management and new fund development expertise to non-U.S. institutional investors. Mr. Hyland has been, and remains, a Principal and Portfolio Manager for Towerhouse. Mr. Hyland received his Chartered Financial Analyst (“CFA”) designation in 1994. Mr. Hyland is a member of the CFA Institute (formerly AIMR). He is also a member of the National Association of Petroleum Investment Analysts, a not-for-profit organization of investment professionals focused on the oil industry. He serves as an arbitrator for FINRA, as part of their dispute resolution program. He is a graduate of the University of California, Berkeley. Mr. Hyland is 50 years old.

The following individuals serve as independent directors of the General Partner.

Peter M. Robinson has been an Independent Director of the General Partner since September 30, 2005 and, as such, serves on the board of directors of the General Partner, which acts on behalf of USNG, and the Related Public Funds and will serve on behalf of USBO and USCI, if such funds commence operations.  He has been listed with the CFTC as a Principal of the General Partner since December 2005.  Mr. Robinson has been employed as a Research Fellow with the Hoover Institution since 1993. The Hoover Institution is a public policy think tank located on the campus of Stanford University. Mr. Robinson graduated from Dartmouth College in 1979 and Oxford University in 1982. Mr. Robinson received an MBA from the Stanford University Graduate School of Business. Mr. Robinson has also written three books and has been published in the New York Times, Red Herring, and Forbes ASAP and he is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson is 52 years old.

In concluding that Mr. Robinson should serve as Independent Director of the General Partner, the General Partner considered his broad experience in the United States government, including his employment at the Securities and Exchange Commission, and his knowledge of and insight into public policy.

Gordon L. Ellis has been an Independent Director of the General Partner since September 30, 2005 and, as such, serves on the board of directors of the General Partner, which acts on behalf of UNGF, and the Related Public Funds and will serve on behalf of USBO and USCI, if such funds commence operations. He has been listed with the CFTC as a Principal of the General Partner since November 2005. Mr. Ellis has been Chairman of International Absorbents, Inc., a holding company of Absorption Corp., since July 1988, President and Chief Executive Officer since November 1996 and a Class I Director of the company since July 1985. Mr. Ellis is also a director of Absorption Corp., International Absorbents, Inc.’s wholly-owned subsidiary which is engaged in developing, manufacturing and marketing a wide range of animal care and industrial absorbent products. Mr. Ellis is a director/trustee of Polymer Solutions, Inc., a former publicly-held company that sold all of its assets effective as of February 3, 2004 and is currently winding down its operations and liquidating following such sale. Polymer Solutions previously manufactured paints, coatings, stains and primers for wood furniture manufacturers. Mr. Ellis is a professional engineer with an MBA in international finance. Mr. Ellis is 63 years old.

In concluding that Mr. Ellis should serve as Independent Director of the General Partner, the General Partner considered his experience serving as the Chairman and Chief Executive Officer of a former publicly-traded corporation as well as his experience as an entrepreneur.

Malcolm R. Fobes III has been an Independent Director of the General Partner since September 30, 2005 and, as such, serves on the board of directors of the General Partner, which acts on behalf of USNG and the Related Public Funds and will serve on behalf of USBO and USCI, if such funds commence operations. He has been listed with the CFTC as a Principal of the General Partner since November 2005. Mr. Fobes is the founder, Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Since June 1997, Mr. Fobes has been the Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Mr. Fobes also serves as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. From April 2000 to July 2006, Mr. Fobes also served as co-portfolio manager of The Wireless Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in companies engaged in the development, production, or distribution of wireless-related products or services. In these roles, Mr. Fobes has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Fobes was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes holds a B.S. degree in Finance and Economics from San Jose State University in California. Mr. Fobes is 45 years old.

In concluding that Mr. Fobes should serve as Independent Director of the General Partner, the General Partner considered his background as founder, Chairman and Chief Executive Officer of a registered investment adviser as well as Chairman, President, Chief Financial Officer and Portfolio Manager of a mutual fund investment company.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for the General Partner: Melinda Gerber, the Gerber Family Trust, the Nicholas and Melinda Gerber Living Trust, Howard Mah, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, John Hyland, Ray Allen and Wainwright Holdings Inc. These individuals are principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also principals due to their controlling stake in Wainwright. None of the principals owns or has any other beneficial interest in USNG. Nicholas Gerber and John Hyland make trading and investment decisions for USNG. John Love, and John Hyland execute trades on behalf of USNG. In addition, Nicholas Gerber, John Hyland, Robert Nguyen and Ray Allen are registered with the CFTC as Associated Persons of the General Partner and are NFA Associate Members.

Audit Committee

The Board of the General Partner has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III). The audit committee is governed by an audit committee charter that is posted on USNG’s website at www.unitedstatesnaturalgas.com. Any unitholder of USNG may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259. The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter. The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

Other Committees

Since the individuals who perform work on behalf of USNG are not compensated by USNG, but instead by the General Partner, USNG does not have a compensation committee. Similarly, since the Directors noted above serve on the board of directors of the General Partner, there is no nominating committee of the board of directors that acts on behalf of USNG.  The General Partner believes that it is necessary for each member of the Board of Directors to possess many qualities and skills. The General Partner further believes that all directors should possess a considerable amount of business management and educational experience.  There have not been any vacancies on the General Partner’s Board of Directors since the commencement of operations of USOF in April 2006; however, if such a vacancy were to occur, the members of the Board of Directors would consider a candidate’s management experience as well as his/her background, stature, conflicts of interest, integrity and ethics.  In connection with this, the Board of Directors would also consider issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills. The Board of Directors does not have a formal policy with respect to diversity; however, the Board of Directors believes that it is essential that the Board members represent diverse viewpoints.

Corporate Governance Policy

The Board of the General Partner has adopted a Corporate Governance Policy that applies to USNG, USOF, US12OF, UGA, USHO, USSO, US12NG, USBO, and USCI. USNG has posted the text of the Corporate Governance Policy on its website at www.unitedstatesnaturalgasfund.com. Any unitholder of USNG may also obtain a printed copy of the Corporate Governance Policy, free of charge, by calling 1-800-920-0259.

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

Executive Sessions of the Non-Management Directors

In accordance with the Corporate Governance Policy of the General Partner, the non-management directors of the Board (who are the same as the independent directors of the Board) meet separately from the other directors in regularly scheduled executive sessions, without the presence of Management Directors or executive officers of the General Partner. The non-management directors have designated Malcolm R. Fobes III to preside over each such executive session. Interested parties who wish to make their concerns known to the non-management directors may communicate directly with Mr. Fobes by writing to 475 Milan Drive, No. 103, San Jose, CA  95134-2453 or by e-mail at uscf.director@gmail.com.

Board Leadership Structure and Role in Risk Oversight

The Board of the General Partner is led by a Chairman, Nicholas Gerber, who is also the President and CEO of the General Partner.  The Board’s responsibilities include (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of USNG’s independent auditors and the oversight of USNG’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as the General Partner’s and USNG’s customers, employees, suppliers and the communities impacted by USNG. The non-management directors have designated Malcolm R. Fobes III as the presiding independent director.  Mr. Fobes’s role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to USNG’s Corporate Governance Policy.

The Board believes that Mr. Gerber is best situated to serve as Chairman of the General Partner because he is the director most familiar with the business of the General Partner, including investing in the futures contracts and other commodity interests in order to track the benchmark futures contracts of USNG and the Related Public Funds.  Because of his background, he is most capable of effectively leading the discussion and execution of new strategic objectives.  The independent directors of the General Partner are actively involved in the oversight of the General Partner and, because of their varied backgrounds, provide different perspectives in connection with the oversight of the General Partner, USNG and the Related Public Funds. The General Partner’s independent directors bring expertise from outside the General Partner and the commodities industry, while Mr. Gerber brings company-specific and industry-specific experience and expertise. The Board of Directors believes that the combined role of Chairman and Chief Executive Officer facilitates information flow between management and the Board of Directors, including the independent directors, which is essential to effective governance.

Risk Management

The full Board of Directors is actively involved in overseeing the management and operation of the General Partner, including oversight of the risks that face USNG and the Related Public Funds.  For example, the Board of Directors has adopted an Investment Policy and a Policy for Use of Derivatives.  The policies are intended to ensure that the General Partner take prudent and careful action while entering into and managing investments taken by USNG including Futures Contracts or Other Natural Gas-Related Investments such as over-the-counter swap contracts.  Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by USNG.  The policies, among other things, limit USNG’s ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board of Directors.  Existing counterparties are reviewed periodically by the Board of Directors to ensure that they continue to meet the criteria outlined in the policies.  The Board of Directors tasks management with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

The Board of Directors also determines compensation payable to employees of the General Partner, including the portfolio managers of each of USNG and the Related Public Funds.  The compensation of certain employees of the General Partner is, in part, based on the amount of assets under management by USNG and the Related Public Funds.  The Board of Directors feels that compensating certain employees, in part, based on the amount of assets under management is appropriate since having more assets in a fund generally reflects that investors perceive the fund’s investment objective is being met.  There are certain risks that may arise as a result of a growth in assets under management.  For example, if position limits are imposed on USNG and the assets under management continue to increase, then USNG may not be able to invest solely in the Benchmark Futures Contract and may have to invest in over-the-counter swap contracts or Other Natural Gas-Related Investments as it seeks to track its benchmark.  Other Futures Contracts in which USNG may invest may not track changes in the price of the Benchmark Futures Contract.  Other Natural Gas-Related Investments, including over-the-counter swap contracts, may also expose USNG to increased counterparty credit risk and may be less liquid and more difficult to value than Futures Contracts.  USNG and the Related Public Funds ameliorate the potential credit, liquidity and valuation risks by fully collateralizing any over-the-counter swap contracts or other investments.  The Board of Directors in making compensation decisions consider whether a compensation arrangement would expose USNG or the Related Public Funds to additional risks and whether the risks posed by such arrangement are consistent with the best interests of USNG’s investors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of the General Partner and persons who are beneficial owners of at least 10% of USNG’s units to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within 10 calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of USNG’s units and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within 2 business days of a subsequent acquisition or disposition of units of USNG.  To USNG’s knowledge, based upon a review of copies of reports furnished to USNG with respect to the fiscal year ended December 31, 2009 and upon the written representations of the directors and executive officers of the General Partner, all of such persons have filed all required reports. However, Mr. John Hyland did not timely file an Initial Statement of Beneficial Ownership of Securities on Form 3 upon becoming an executive officer of the General Partner in compliance with the applicable reporting deadline.  Mr. Hyland has since filed an Initial Statement of Beneficial Ownership of Securities on Form 3.  As of the date of this annual report on Form 10-K, Mr. Hyland does not own any units of USNG.

Item 11.	Executive Compensation.

Compensation to the General Partner and Other Compensation.

USNG does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by the General Partner for the work they perform on behalf of USNG and other entities controlled by the General Partner. USNG does not reimburse the General Partner for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by the General Partner. USNG pays fees to the General Partner pursuant to the LP Agreement under which it is obligated to pay the General Partner an annualized fee of 0.60% of average daily net assets of USNG for the first $1,000,000,000 and 0.50% of average daily net assets of USNG for amounts above $1,000,000,000. For 2009, USNG paid the General Partner aggregate management fees of $14,189,176.

Director Compensation.

The following table sets forth compensation earned during the year ended December 31, 2009, by the directors of the General Partner. USNG’s portion of the aggregate fees paid to the Directors for the calendar year 2009 was $142,322.

					Change in
					Pension
	Fees				Value and
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$100,000	NA	NA	NA	$0	$0	$100,000
Gordon L. Ellis	$101,000	NA	NA	NA	$0	$0	$101,000
Malcolm R. Fobes III(1)	$121,000	NA	NA	NA	$0	$0	$121,000

(1)	Mr. Fobes serves as chairman of the audit committee of the General Partner and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Director Independence

In February 2010, the Board undertook a review of the independence of the directors of the General Partner and considered whether any director has a material relationship or other arrangement with the General Partner, USNG, or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.	Principal Accountant Fees and Services.

The fees for services billed to USNG by its independent auditors for the last two fiscal years are as follows:

	2009	2008
Audit fees	$160,000	$160,000
Audit-related fees	0	-
Tax fees	0	-
All other fees	0	-
	$160,000	$160,000

* Amount expected to be billed for 2009 services.

Audit fees consist of fees paid to Spicer Jeffries LLP for (i) the audit of USNG’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and certain of USNG’s current reports on Form 8-K; (ii) the audit of USNG’s internal control over financial reporting included in the annual report on Form 10-K; and (iii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

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

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 95.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1*	Second Amended and Restated Agreement of Limited Partnership.

3.2**	Certificate of Limited Partnership of the Registrant.

3.3*	Fourth Amended and Restated Limited Liability Company Agreement of the General Partner.

10.1***	Form of Initial Authorized Purchaser Agreement.

10.2*	Marketing Agent Agreement.

10.3****	License Agreement.

10.4*	Custodian Agreement.

10.5*	Amendment Agreement to the Custodian Agreement.

10.6*	Administrative Agency Agreement.

10.7*	Amendment Agreement to the Administrative Agency Agreement.

10.8*	Amendment Agreement to the Marketing Agent Agreement.

14.1*****	Code of Ethics.

23.1******	Consent of Independent Registered Public Accounting Firm.

31.1******	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2******	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1******	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2******	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

*	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009 filed on November 9, 2009.
**	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333- 137871) filed on October 6, 2006.
***	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333- 137871) filed on March 9, 2007.
****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
*****	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2008 filed on March 2, 2009.
******	Filed herewith.

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
Nicholas D. Gerber
President and Chief Executive Officer
(Principal executive officer)

Date: March 1, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 1, 2010

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 1, 2010
Nicholas D. Gerber

/s/ Howard Mah	Management Director	March 1, 2010
Howard Mah

/s/ Andrew Ngim	Management Director	March 1, 2010
Andrew Ngim

/s/ Robert Nguyen	Management Director	March 1, 2010
Robert Nguyen

/s/ Peter M. Robinson	Independent Director	March 1, 2010
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 1, 2010
Gordon L. Ellis

/s Malcolm R. Fobes III	Independent Director	March 1, 2010
Malcolm R. Fobes III