Form 10-Q
period 2010-03-31
United States Natural Gas Fund, LP
filed 2010-05-10
CIK 1376227

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33096

United States Natural Gas Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes    ☒ No

UNITED STATES NATURAL GAS FUND, LP

Table of Contents

Part I.   FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

United States Natural Gas Fund, LP
Condensed Statements of Financial Condition
At March 31, 2010 (Unaudited) and December 31, 2009
	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents (Note 5)	$2,648,168,231	$3,896,493,193
Equity in UBS Securities LLC trading accounts:
Cash	470,318,455	733,693,664
Unrealized loss on open commodity futures and cleared swap contracts	(143,372,125)	(41,777,265)
Unrealized loss on open swap contracts	(58,141,269)	(39,408,688)
Investment receivable	109,657,245	-
Receivable for units sold	20,987,055	-
Interest receivable	55,849	110,235
Other assets	293,327	192,758

Total assets	$3,047,966,768	$4,549,303,897

Liabilities and Partners’ Capital
Investment payable	$-	$19,112,096
Swap premiums received	230,574,218	-
General Partner management fees payable (Note 3)	1,448,701	1,918,167
Interest payable	-	20,751
Professional fees payable	2,553,622	2,609,981
Brokerage commission fees payable	240,250	256,250
License fees payable	222,608	231,345
Directors’ fees payable	47,201	48,144

Total liabilities	235,086,600	24,196,734

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	2,812,880,168	4,525,107,163
Total Partners' Capital	2,812,880,168	4,525,107,163

Total liabilities and partners' capital	$3,047,966,768	$4,549,303,897

Limited Partners' units outstanding	407,500,000	449,500,000
Net asset value per unit	$6.90	$10.07
Market value per unit	$6.91	$10.08

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2010

	Number of	Loss on Open Commodity	% of Partners'
	Contracts	Contracts	Capital
Open Cleared Swap Contracts
Foreign Contracts
ICE Natural Gas Cleared Swap ICE LOT contracts, expire May 2010	58,485	$(70,748,125)	(2.52)

Open Futures Contracts
United States Contracts
NYMEX Natural Gas Futures NG contracts, expire May 2010	10,573	(33,327,070)	(1.18)
NYMEX Natural Gas Futures NN contracts, expire May 2010	32,566	(39,296,930)	(1.40)
	43,139	(72,624,000)	(2.58)
Total Open Cleared Swap and Futures Contracts	101,624	$(143,372,125)	(5.10)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.15%, 4/15/2010	$200,015,000	$200,011,888	7.11

United States - Money Market Funds
Fidelity Institutional Government Portfolio – Class I	1,026,105,990	1,026,105,990	36.48
Goldman Sachs Financial Square Funds – Government Fund – Class SL	625,274,847	625,274,847	22.23
Morgan Stanley Institutional Liquidity Fund – Government Portfolio	350,097,851	350,097,851	12.44
Total Money Market Funds		2,001,478,688	71.15

Total Cash Equivalents		$2,201,490,576	78.26

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited) (Continued)
At March 31, 2010

Open Over-the-Counter Total Return Swap Contracts

	Notional	Premiums	Market	Unrealized	Termination
	Amount	Received	Value	Loss	Date
Swap agreement to receive return on the eXtra US1 Excess Return Index	135,942,318	$-	$(1,862)	$(1,862)	4/30/2010

Swap agreement to receive return on the eXtra US1 Excess Return Index	97,189,280	-	(1,198)	(1,198)	9/03/2010

Swap agreement to receive return on the Custom Natural Gas Index (UNG) – Excess Return	293,810,569	-	(4,913)	(4,913)	4/21/2010

Swap agreement to receive return on the Custom Natural Gas Index (UNG) – Excess Return	99,735,750	-	(492)	(492)	6/02/2010

Swap agreement to receive return on the Custom Natural Gas Index (UNG) – Excess Return	18,700,106	-	(92)	(92)	6/09/2010

Swap agreement to receive return on the NYMEX Henry Hub TRS Index	158,986,720	-	(2,281)	(2,281)	4/23/2010

Swap agreement to receive return on the NYMEX Henry Hub TRS Index	24,277,301	-	(123)	(123)	4/26/2010

Swap agreement to receive return on the NYMEX Henry Hub TRS Index	25,664,149	-	(130)	(130)	4/27/2010

Swap agreement to receive return on the NYMEX Henry Hub TRS Index	24,267,620	-	(123)	(123)	5/06/2010

Swap agreement to receive return on the NYMEX Henry Hub TRS Index	40,563,941	-	(1,062,028)	(1,062,028)	5/11/2010

Swap agreement to receive return on the NYMEX Henry Hub TRS Index	50,584,263	-	(256)	(256)	5/18/2010

Swap agreement to receive return on the NYMEX Henry Hub TRS Index	32,563,845	-	(165)	(165)	5/20/2010

Swap agreement to receive return on the NYMEX Henry Hub TRS Index	40,551,165	-	(1,061,694)	(1,061,694)	5/22/2010

Swap agreement to receive return on the NYMEX Henry Hub TRS Index	34,629,273	-	(175)	(175)	6/03/2010

Swap agreement to receive return on NYMEX Henry Hub Natural Gas Futures Contract	286,630,247	(31,651,665)	(60,009,348)	(28,358,684)	8/31/2010

Swap agreement to receive return on NYMEX Henry Hub Natural Gas Futures Contract	241,209,273	(198,923,554)	(226,570,606)	(27,647,053)	5/28/2010

Total unrealized loss on open swap contracts				$(58,141,269)

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2010 and 2009

	Three months ended March 31, 2010	Three months ended March 31, 2009
Income
Loss on trading of commodity contracts:
Realized loss on closed futures contracts	$(465,823,610)	$(278,570,580)
Realized loss on closed swaps contracts	(697,388,429)	-
Change in unrealized loss on open futures contracts	(101,594,860)	(19,270,520)
Change in unrealized loss on open swaps contracts	(18,732,581)	-
Interest income	219,888	498,606
Other income	47,000	65,000

Total loss	(1,283,272,592)	(297,277,494)

Expenses
General Partner management fees (Note 3)	5,044,409	1,028,268
Brokerage commissions	1,741,599	372,955
Professional fees	751,918	232,664
Directors’ fees	49,156	13,867
Other expenses	262,662	79,728

Total expenses	7,849,744	1,727,482

Net loss	$(1,291,122,336)	$(299,004,976)
Net loss per limited partnership unit	$(3.17)	$(8.04)
Net loss per weighted average limited partnership unit	$(3.04)	$(7.86)
Weighted average limited partnership units outstanding	424,221,111	38,052,222

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the three months ended March 31, 2010

	General Partner	Limited Partners	Total

Balances, at December 31, 2009	$-	$4,525,107,163	$4,525,107,163
Addition of 26,000,000 partnership units	-	216,662,023	216,662,023
Redemption of 68,000,000 partnership units	-	(637,766,682)	(637,766,682)
Net loss	-	(1,291,122,336)	(1,291,122,336)

Balances, at March 31, 2010	$-	$2,812,880,168	$2,812,880,168

Net Asset Value Per Unit
At December 31, 2009	$10.07
At March 31, 2010	$6.90

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2010 and 2009

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
Cash Flows from Operating Activities:
Net loss	$(1,291,122,336)	$(299,004,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in commodity futures trading account – cash	263,375,209	(33,089,483)
Unrealized loss on open futures contracts	101,594,860	19,270,520
Unrealized loss on open swap contracts	18,732,581	-
Increase in investment receivable	(109,657,245)	-
Increase in interest receivable and other assets	(46,183)	(96,682)
Decrease in General Partner management fees payable	(469,466)	(31,615)
Decrease in investment payable	(19,112,096)	-
Increase in swap premiums received	230,574,218	-
Decrease in interest payable	(20,751)	-
Decrease in professional fees payable	(56,359)	(673,622)
Increase (decrease) in brokerage commission fees payable	(16,000)	30,250
Decrease in license fees payable	(8,737)	(18,302)
Decrease in other liabilities	(943)	(15,343)
Net cash used in operating activities	(806,233,248)	(313,629,253)

Cash Flows from Financing Activities:
Subscription of partnership units	195,674,968	398,995,304
Redemption of partnership units	(637,766,682)	(85,397,721)

Net cash provided by (used in) financing activities	(442,091,714)	313,597,583

Net Decrease in Cash and Cash Equivalents	(1,248,324,962)	(31,670)

Cash and Cash Equivalents, beginning of period	3,896,493,193	419,929,831
Cash and Cash Equivalents, end of period	$2,648,168,231	$419,898,161

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Notes to Condensed Financial Statements
For the period ended March 31, 2010 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“USNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. USNG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USNG’s units traded on the American Stock Exchange (the “AMEX”). USNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”). The investment objective of USNG is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will become, over a 4-day period, the next month contract to expire, less USNG’s expenses. USNG accomplishes its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of March 31, 2010, USNG held 10,573 NG Futures Contracts and 32,566 NN Financially Settled Futures Contracts traded on the NYMEX and 58,485 cleared swap contracts traded on the ICE Futures and over-the-counter swap transactions with five counterparties.

USNG commenced investment operations on April 18, 2007 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of USNG. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005.  The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP (“US12NG”), which listed their limited partnership units on the NYSE Arca on September 24, 2009 and November 18, 2009, respectively. The General Partner has also filed registration statements to register units of the United States Brent Oil Fund, LP (“USBO”) and the United States Commodity Index Fund (“USCI”).

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

USNG issues units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

In addition, Authorized Purchasers pay USNG a $1,000 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”).  Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of USNG but rather at market prices quoted on such exchange.

In April 2007, USNG initially registered 30,000,000 units on Form S-1 with the SEC. On April 18, 2007, USNG listed its units on the AMEX under the ticker symbol “UNG”. On that day, USNG established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000. USNG also commenced investment operations on April 18, 2007, by purchasing Futures Contracts traded on the NYMEX based on natural gas.  As of March 31, 2010, USNG had registered a total of 1,480,000,000 units.

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

Investments in over-the-counter total return swap contracts (see Note 5) are arrangements to exchange a periodic payment for a market-linked return, each based on a notional amount.  To the extent that the total return of the commodity future, security or index underlying the transaction exceeds or falls short of the offsetting periodic payment obligation, USNG receives a payment from, or makes a payment to, the swap counterparty.  The over-the-counter swap contracts are valued daily based upon the appreciation or depreciation of the underlying securities subsequent to the effective date of the contract.  Changes in the value of the swaps are reported as unrealized gains and losses and periodic payments are recorded as realized gains or losses in the accompanying condensed statements of operations.

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

Creations and Redemptions

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at March 31, 2010.

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

Ongoing Registration Fees and Other Offering Expenses

USNG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2010 and 2009, USNG incurred $34,200 and $36,192, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. Effective as of April 1, 2010, USNG is responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the funds.  USNG shares these fees and expenses with USOF, US12OF, UGA, USHO, USSO and US12NG based on the relative assets of each fund, computed on a daily basis.

Licensing Fees

As discussed in Note 4, USNG entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, USNG and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000.  During the three months ended March 31, 2010 and 2009, USNG incurred $222,636 and $42,977, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG.  These costs were approximately $467,813 as of March 31, 2010.

Other Expenses and Fees

In addition to the fees described above, USNG pays all brokerage fees, transaction costs for over-the-counter swaps and other expenses in connection with the operation of USNG, excluding costs and expenses paid by the General Partner as outlined in Note 4.

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

USNG has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USNG in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through UBS Securities for USNG’s account. The agreement provides that UBS Securities charge USNG commissions of approximately $7 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

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

USNG may enter into futures contracts, options on futures contracts, cleared swaps and over-the-counter swaps to gain exposure to changes in the value of an underlying commodity.  A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place.  Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.  Cleared swaps are over-the-counter agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe., but which are not traded on an exchange.  A cleared swap is created when the parties to an off-exchange over-the-counter transaction agree to extinguish their over-the-counter contract and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of USNG’s investment contracts through March 31, 2010 have been exchange-traded futures contracts, cleared swaps or fully-collateralized over-the-counter swaps. The liquidity and credit risks associated with exchange-traded contracts and cleared swaps are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, USNG must rely solely on the credit of its respective individual counterparties.  As of March 31, 2010, USNG has entered into over-the-counter transactions with five counterparties.  Over-the counter transactions subject USNG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USNG also has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded.  However, as compared to its over-the-counter transactions, it may more easily realize value by reselling its futures contracts.  In addition, USNG bears the risk of financial failure by the clearing broker.

At March 31, 2010, USNG’s counterparties posted $10,260,000 in cash as collateral with USNG’s custodian, as compared with the prior period for which no collateral was posted since USNG had not yet entered into any swaps. Under these agreements, USNG posted collateral with respect to its obligations of $25,965,288,869 in cash and $6,132,000 in securities, such as U.S. Treasuries, at March 31, 2010, while no collateral was posted for the prior period.

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

USNG invests a portion of its cash in money market funds that seek to maintain a stable net asset value.  USNG is exposed to any risk of loss associated with an investment in these money market funds. As of March 31, 2010 and December 31, 2009, USNG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $3,118,486,686 and $4,630,186,857, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

USNG values it investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement.  The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of USNG (observable inputs) and (2) USNG’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs).  The three levels defined by the ASC 820 hierarchy are as follows:

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

At March 31, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$2,201,490,576	$2,201,490,576	$-	$-
Exchange-Traded Futures Contracts	(72,624,000)	(72,624,000)	-	-
Exchange-Traded Cleared Swap Contracts	(70,748,125)	(70,748,125)	-	-
Over-the-Counter Total Return Swap Contracts	(58,141,269)	-	-	(58,141,269)

During the three months ended March 31, 2010, there were no significant transfers between Level I and Level II.

Following is a reconciliation of assets in which significant observable inputs (Level III) were used in determining fair value:

Total Return Swap Contracts
Beginning balance as of 12/31/09	$(39,408,688)
Realized gain (loss)*	-
Change in unrealized gain (loss)	(18,732,581)
Ending balance as of 03/31/10	$(58,141,269)

*The realized loss incurred during the three months ended March 31, 2010 for total return swaps was $697,388,429.

Effective January 1, 2009, USNG adopted the provisions of Accounting Standards Codification 815 -  Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

		At	At
		March 31,	December 31,
		2010	2009
Derivatives not	Statement of
Accounted	Financial
for as Hedging	Condition
Instruments	Location	Fair Value	Fair Value
Futures -
Commodity Contracts	Assets	$(143,372,125)	$(41,777,265)

Swaps -
Commodity Contracts	Assets -	$(58,141,269)	$(39,408,688)
	Unrealized
	Loss

The Effect of Derivative Instruments on the Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2010		March 31, 2009
	Location of	Realized	Change in	Realized	Change in
Derivatives not	Gain or (Loss)	Gain or (Loss)	Unrealized	Gain or (Loss)	Unrealized
Accounted	on Derivatives	on Derivatives	Gain or (Loss)	on Derivatives	Gain or (Loss)
for as Hedging	Recognized	Recognized	Recognized	Recognized	Recognized
Instruments	in Income	in Income	in Income	in Income	in Income

Futures -	Realized gain (loss) on	$(465,823,610)		$(278,570,580)
Commodity Contracts	closed futures contracts

	Change in unrealized		$(101,594,860)		$(19,270,520)
gain (loss) on open
futures contracts

Swaps -	Realized gain (loss) on	(697,388,429)		-
Commodity Contracts	closed swap contracts

	Change in unrealized		(18,732,581)		-
gain (loss) on open
swap contracts

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2010 and 2009 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2010 (Unaudited)	For the three months ended March 31, 2009 (Unaudited)

Per Unit Operating Performance:

Net asset value, beginning of period	$10.07	$23.27
Total loss	(3.15)	(7.99)
Total expenses	(0.02)	(0.05)
Net decrease in net asset value	(3.17)	(8.04)
Net asset value, end of period	$6.90	$15.23

Total Return	(31.48)%	(34.55)%

Ratios to Average Net Assets
Total loss	(32.98)%	(42.77)%
Expenses excluding management fees*	0.29%	0.41%
Management fees*	0.53%	0.60%
Net loss	(33.18)%	(43.02)%

*Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USNG.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The General Partner is currently evaluating the impact ASU No. 2010-06 will have on USNG’s financial statement disclosures.

NOTE 9 – SUBSEQUENT EVENTS

USNG has performed an evaluation of subsequent events through the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Introduction

USNG, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USNG is for the changes in percentage terms of its units’ net asset value (“NAV”) to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract for natural gas traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will become, over a 4-day period, the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less USNG’s expenses.

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

On any valuation day, the Benchmark Futures Contract is the near month futures contract for natural gas traded on the NYMEX unless the near month contract is within two weeks of expiration, in which case the Benchmark Futures Contract becomes, over a 4-day period, the next month contract for natural gas traded on the NYMEX. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

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

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. As stated under the heading, “Risk Factors” in Item 1A of USNG’s annual report on Form 10-K for the year ended December 31, 2009, regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments in the commodity interests and energy markets are impossible to predict but may significantly and adversely affect USNG.

Currently, a number of proposals to alter the regulation of commodity interests are being considered by federal regulators and legislators.  These proposals include the imposition of hard position limits on energy-based commodity futures contracts, extension of position and accountability limits to futures contracts on non-U.S. exchanges previously exempt from such limits, and the forced use of clearinghouse mechanisms for all over-the-counter transactions.  An additional proposal would aggregate and limit all positions in energy futures held by a single entity, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts.  The U.S. Commodity Futures Trading Commission (the “CFTC”) has also recently published a proposed rule that would impose fixed position limits on certain energy futures contracts, including the Benchmark Futures Contract, without the need for any new legislation to be passed.  If any of the aforementioned proposals is implemented, USNG’s ability to meet its investment objective may be negatively impacted and investors could be adversely affected.

In addition, due to potential regulatory limitations, USNG may determine to hold greater amounts of cash and cash equivalents and lesser amounts of Natural Gas Interests, or greater amounts of Other Natural Gas-Related Investments if it determines that will most appropriately satisfy USNG’s investment objective.  Holding more cash and cash equivalents and less Natural Gas Interests, or more Other Natural Gas-Related Investments for some period of time may result in increased tracking error. Increasing USNG’s investments in Other Natural Gas-Related Investments, such as through increased investments in over-the-counter swaps, may result in increased tracking error due to the fact that transaction costs for over-the-counter swaps are significantly higher as compared to those for exchange-traded Natural Gas Interests, which to date are the principal investment of USNG.  In the event that USNG determines that suitable Other Natural Gas-Related Investments are not obtainable, USNG will need to consider other actions to protect its unitholders and to permit USNG to achieve its investment objectives.

The general partner of USNG, United States Commodity Funds LLC (the “General Partner”), which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Second Amended and Restated Agreement of Limited Partnership of USNG (the “LP Agreement”) to manage USNG. The General Partner is authorized by USNG in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Natural gas futures prices exhibited a general downtrend during the three months ended March 31, 2010. The price of the Benchmark Futures Contract started the year at $5.572.  It hit a peak on January 6, 2010 of $6.009 and then fell over the course of the period. The low price of the period was on March 31, 2010, the period end date, when the Benchmark Futures Contract was $3.869, for a return of approximately -30.56% over the period.   Similarly, USNG’s NAV initially rose during the period from a starting level of $10.07 per unit to a high on January 6, 2010 of $10.86 per unit. USNG’s NAV reached its low for the period on March 31, 2010 at $6.90 per unit. The NAV on March 31, 2010 was $6.90, for a return of approximately -31.48% over the period.

From January 1 to February 18, 2010, the natural gas futures market remained in a state of backwardation,, meaning that the price of the near month natural gas futures contract was typically higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For the rest of the first quarter of 2010, the natural gas futures market moved into a contango market.   A contango market is one in which the price of the near month natural gas futures contract is less than the price of the next month natural gas futures contract, or contracts further away from expiration. As a result of contango or backwardation, as the case may be, the return of approximately -30.56%% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts.  For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns.”

Valuation of Futures Contracts and the Computation of the NAV

The NAV of USNG’s units is calculated once each NYSE Arca trading day.  The NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. USNG’s administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USNG investments, including cleared swaps or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

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

Since its initial offering of 30,000,000 units, USNG has made four subsequent offerings of its units: 50,000,000 units which were registered with the SEC on November 21, 2007, 100,000,000 units which were registered with the SEC on August 28, 2008, 300,000,000 units which were registered with the SEC on May 6, 2009 and an additional 1,000,000,000 units which were registered with the SEC on August 12, 2009.  On August 11, 2009, USNG’s management determined to suspend offerings of USNG’s units since it could not invest the proceeds from such offerings in investments that would permit it to meet its investment objective due to current and anticipated new regulatory restrictions and limitations on its investments in Futures Contracts. This suspension of creation activity may have led to an increase in USNG’s tracking error and, at times, a greater premium paid for transactions in its units on the NYSE Arca when compared to its per unit NAV on the same day. On September 28, 2009, USNG resumed offerings of units subject to certain limitations including that (1) USNG may require authorized purchasers (“Authorized Purchasers”) of its units to sell USNG specified investments, including the arrangement of an over-the-counter swap contract between the Authorized Purchaser and USNG, (2) USNG may limit its issuance of creation baskets to an Authorized Purchaser to a specified minimum or maximum number of baskets, (3) USNG’s management may vary the terms and conditions of investments to be delivered or arranged by an Authorized Purchaser in order to purchase a creation basket and (4) USNG’s management may decide to offer creation baskets only on particular days. Units offered by USNG in the subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus.  As of March 31, 2010, USNG had issued 582,100,000 units, 407,500,000 of which were outstanding. As of March 31, 2010, there were 897,900,000 units registered but not yet issued.

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

For the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

As of March 31, 2010, the total unrealized loss on natural gas Futures Contracts, cleared swap contracts and over-the-counter swap contracts owned or held on that day was $201,513,394 and USNG established cash deposits, including cash investments in money market funds, that were equal to $3,118,486,686. USNG held 84.92% of its cash assets in overnight deposits and money market funds at its custodian bank, while 15.08% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on March 31, 2010 was $6.90.

By comparison, as of March 31, 2009, the total unrealized loss on natural gas Futures Contracts owned or held on that day was $26,975,390 and USNG established cash deposits, including cash investments in money market funds, that were equal to $746,607,198. USNG held 56.24% of its cash assets in overnight deposits and money market funds at its custodian bank, while 43.76% of the cash balance was held as margin deposits for the Futures Contracts purchased. The increase in cash assets in overnight deposits and money market funds for March 31, 2009 compared to March 31, 2010 was the result of a greater portion of USNG’s assets consisting of over-the-counter contracts and cleared swaps.  The ending per unit NAV on March 31, 2009 was $15.23. The decrease in the per unit NAV from March 31, 2009 to March 31, 2010 was primarily a result of sharply lower prices for natural gas and the related decline in the value of the natural gas futures contracts that USNG had invested in between the period ended March 31, 2009 and the period ended March 31, 2010.

Portfolio Expenses. USNG’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of the General Partner and expenses relating to tax accounting and reporting requirements.  The management fee that USNG pays to the General Partner is calculated as a percentage of the total net assets of USNG.  For total net assets of up to $1 billion, the management fee is 0.60%. For total net assets over $1 billion, the management fee is 0.50% on the incremental amount of assets. The fee is accrued daily and paid monthly.

During the three months ended March 31, 2010, the daily average total net assets of USNG were $3,891,576,206. The management fee paid by USNG during the period amounted to $5,044,409, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.53% over the course of this three month period.  By comparison, during the three months ended March 31, 2009, the daily average total net assets of USNG were $695,033,254. The management fee paid by USNG during the period amounted to $1,028,268, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.60% over the course of this three month period. USNG’s management fees as a percentage of total net assets were lower for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to USNG having had a limited number of days in which total net assets exceeded $1 billion and were therefore charged the lower rate of 0.50%.

In addition to the management fee, USNG pays all brokerage fees, transaction costs for over-the-counter swaps and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended March 31, 2010 was $2,805,335, as compared to $699,214 for the three months ended March 31, 2009. The increase in expenses from the three months ended March 31, 2009 as compared to the three months ended March 31, 2010 was primarily due to the relative size of USNG and activity that resulted from its increased size, increased brokerage fees, increased transaction costs for over-the-counter swaps, increased licensing fees and increased tax reporting costs due to the greater number of unitholders during the three months ended March 31, 2010. For the three months ended March 31, 2010, USNG incurred $34,200 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended March 31, 2009, USNG incurred $36,192 in ongoing registration fees and other expenses relating to the registration and offering of additional units.

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USNG shares these fees and expenses with the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP (“US12NG”), based on the relative assets of each fund computed on a daily basis.  These fees for calendar year 2010 are estimated to be a total of $538,870 for all funds. By comparison, for the year ended December 31, 2009, these fees amounted to a total of $433,046 for all funds, and USNG’s portion of such fees was $159,942. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage.  Effective as of March 3, 2009, the General Partner has obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of April 1, 2010, USNG is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the funds.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the three months ended March 31, 2010, total commissions paid to brokers amounted to $1,741,599. By comparison, during the three months ended March 31, 2009, total commissions paid to brokers amounted to $372,955. The increase in the total commissions paid to brokers from the three months ended March 31, 2009 to the three months ended March 31, 2010 was primarily a function of increased brokerage fees due to a higher number of Natural Gas Interests being held and traded as a result of the increase in USNG’s average total net assets, the decrease in the price of Natural Gas Interests and the increase in redemptions and creations of units during the three months ended March 31, 2010.  The increase in assets required USNG to purchase a greater number of Natural Gas Interests and incur a larger amount of commissions. As an annualized percentage of total net assets, the figure for the three months ended March 31, 2010 represents approximately 0.18% of total net assets. By comparison, the figure for the three months ended March 31, 2009 represented approximately 0.22% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USNG’s transaction fees also increased during the three months ended March 31, 2010 due to the increased investment in Other Natural Gas-Related Investments, including over-the-counter swaps, during that period. In particular, the transaction costs for over-the-counter swaps, including up front fees and spreads charged by counterparties, are significantly higher as compared to those for exchange-traded Natural Gas Interests, which, through March 31, 2010, are the principal investment of USNG. USNG incurred $2,107,009 in transaction costs during the three months ended March 31, 2010 as compared to no transaction costs during the three months ended March 31, 2009.

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG.  These costs are estimated to be $2,145,293 for the calendar year 2010.

Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three months ended March 31, 2010, USNG earned $219,888 in interest income on such cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.02%.  USNG purchased Treasuries during the three months ended March 31, 2010 and held only cash and/or cash equivalents during this time period.  By comparison, for the three months ended March 31, 2009, USNG earned $498,606 in interest income on such cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.29%. USNG did not purchase Treasuries during the three months ended March 31, 2009 and held only cash and/or cash equivalents during this time period.  Interest rates on short-term investments in the United States, including cash, cash equivalents, and short-term Treasuries, were sharply lower during the three months ended March 31, 2010 compared to the same time period in 2009. As a result, the amount of interest earned by USNG as a percentage of total net assets was lower during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Tracking USNG’s Benchmark

USNG seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USNG seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in its NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-day time period was 0.5% per day, USNG’s management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results).  USNG’s portfolio management goals do not include trying to make the nominal price of USNG’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for natural gas. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas Futures Contracts and Other Natural Gas-Related Investments.

For the 30 valuation days ended March 31, 2010, the simple average daily change in the Benchmark Futures Contract was -1.121%, while the simple average daily change in the NAV of USNG over the same time period was-1.126%. The average daily difference was -0.005% (or -0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.0655%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USNG’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-day period ended March 31, 2010.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of USNG’s units to the public on April 18, 2007 to March 31, 2010, the simple average daily change in the Benchmark Futures Contract was -0.214%, while the simple average daily change in the NAV of USNG over the same time period was -0.212%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.215%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USNG versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USNG, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USNG’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the three months ended March 31, 2010, the actual total return of USNG as measured by changes in its NAV was -31.48%. This is based on an initial NAV of $10.07 on December 31, 2009 and an ending NAV as of March 31, 2010 of $6.90.  During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USNG would have ended the first quarter of 2010 with an estimated NAV of $6.92, for a total return over the relevant time period of -31.25%. The difference between the actual NAV total return of USNG of -31.48% and the expected total return based on the Benchmark Futures Contract of -31.25% was an error over the time period of 0.23%, which is to say that USNG’s NAV trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the interest that USNG collects on its cash and cash equivalent holdings. During the three months ended March 31, 2010, USNG received interest income of $219,888, which is equivalent to a weighted average interest rate of 0.02% for such period.  In addition, during the three months ended March 31, 2010, USNG also collected $47,000 from its Authorized Purchasers creating or redeeming baskets of units. This income contributed to USNG’s actual return. However, if the total assets of USNG increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the three months ended March 31, 2010, USNG incurred total expenses of $7,849,744. Income from interest and Authorized Purchaser collections net of expenses was $(7,582,856), which is equivalent to a weighted average net interest rate of -0.79% for the three months ended March 31, 2010.

By comparison, for the three months ended March 31, 2009, the actual total return of USNG as measured by changes in its NAV was -34.55%. This was based on an initial NAV of $23.27 on December 31, 2008 and an ending NAV as of March 31, 2009 of $15.23. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USNG would have ended the first quarter of 2009 with an estimated NAV of $15.18, for a total return over the relevant time period of -34.76%. The difference between the actual NAV total return of USNG of -34.55% and the expected total return based on the Benchmark Futures Contract of -34.76% was an error over the time period of 0.21%, which is to say that USNG’s actual total return exceeded the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the impact of the expenses and interest that USNG collected on its cash and cash equivalent holdings. During the three months ended March 31, 2009, USNG received interest income of $498,606, which is equivalent to a weighted average interest rate of 0.29% for such period.  In addition, during the three months ended March 31, 2009, USNG also collected $65,000 from Authorized Purchasers creating or redeeming baskets of units. This income contributed to USNG’s actual return.  During the three months ended March 31, 2009, USNG incurred total expenses of $1,727,482. Income from interest and Authorized Purchaser collections net of expenses was $(1,163,876), which is equivalent to a weighted average net interest rate of -0.68% for the three months ended March 31, 2009.

There are currently three factors that have impacted or are most likely to impact USNG’s ability to accurately track its Benchmark Futures Contract.

First, USNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USNG executes the trade. In that case, USNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USNG to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the three months ended March 31, 2010, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USNG’s attempt to track the Benchmark Futures Contract over time.

Second, USNG earns interest on its cash, cash equivalents and Treasury holdings. USNG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2010. Interest payments, and any other income, were retained within the portfolio and added to USNG’s NAV. When this income exceeds the level of USNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USNG will realize a net yield that will tend to cause daily changes in the NAV of USNG to track slightly higher than daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2010, USNG earned, on an annualized basis, approximately 0.02% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.53% for management fees and approximately 0.18% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.11% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.80)% and affected USNG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2010, USNG held Other Natural Gas-Related Investments. These holdings included a financially settled natural gas futures contract traded on NYMEX whose settlement price tracks the settlement price of the Benchmark Futures Contract. USNG also held investments in cleared swaps traded on the ICE Futures whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized over-the-counter swaps designed to track the settlement price of the Benchmark Futures Contract.  Due, in part, to the increased size of USNG over the last several quarters and its obligations to comply with regulatory limits, USNG has invested in Other Natural Gas-Related Investments, such as over-the-counter swaps, which have increased transaction-related expenses and may result in increased tracking error. Over-the-counter swaps increase transaction-related expenses due to the fact that USNG must pay to the swap counterparty certain fees that USNG does not have to pay for transactions executed on an exchange. Finally, due to potential regulatory limitations, USNG may determine to hold greater amounts of cash and cash equivalents and lesser amounts of Natural Gas Interests, if it determines that will most appropriately satisfy USNG’s investment objective. Holding more cash and cash equivalents and less Natural Gas Interests for some period of time may result in increased tracking error.  There are additional Other Natural Gas-Related Investments that USNG is permitted to invest in whose price movements may not track the settlement price of the Benchmark Futures Contract.

On August 12, 2009, USNG’s management determined to suspend offerings of USNG’s units since it could not invest the proceeds from such offerings in investments that would permit it to meet USNG’s investment objective due to current and anticipated new regulatory restrictions and limitations. As a result of this suspension of creation activity, USNG’s shares may have been trading at a premium during a portion of the period from August 12, 2009 to September 28, 2009, when creation activity resumed subject to certain limitations.  These limitations included the following: (1) USNG may require Authorized Purchasers of its units to sell USNG specified investments, including the arrangement of an over-the-counter swap contract between the Authorized Purchaser and USNG, (2) USNG may limit its issuance of creation baskets to an Authorized Purchaser to a specified minimum or maximum number of baskets, (3) USNG’s management may vary the terms and conditions of investments to be delivered or arranged by an Authorized Purchaser in order to purchase a creation basket and (4) USNG’s management may decide to offer creation baskets only on particular days. The trading of USNG’s units at a premium may have caused an increase in tracking error. These limitations may continue to be imposed as needed at management's discretion.

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

If the futures market is in contango, the investor would be buying a next month contract for a higher price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing natural gas prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the interest earned on cash), the value of the next month contract would fall as it approaches expiration and becomes the new near month contract. In this example, it would mean that the value of the $7 investment would tend to rise slower than the spot price of natural gas, or fall faster. As a result, it would be possible in this hypothetical example for the spot price of natural gas to have risen to $9 after some period of time, while the value of the investment in the futures contract will have risen to only $8, assuming contango is large enough or enough time has elapsed. Similarly, the spot price of natural gas could have fallen to $6 while the value of an investment in the futures contract could have fallen to $5. Over time, if contango remained constant, the difference would continue to increase.

The chart below compares the price of the near month contract to the average price of the near 12 month contracts over the last 10 years (2000-2009) for natural gas. When the price of the near month contract is higher than the average price of the near 12 month contracts, the market would be described as being in backwardation. When the price of the near month contract is lower than the average price of the near 12 month contracts, the market would be described as being in contango. Although the prices of the near month contract and the average price of the near 12 month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the near 12 month contracts (backwardation), and other times they are below the average price of the near 12 month contracts (contango).  In addition, investors can observe that natural gas prices, both front month and second month, often display a seasonal pattern in which the price of natural gas tends to rise in the early winter months and decline in the summer months. This mirrors the physical demand for natural gas, which typically peaks in the winter.

Near Month Price (NG1) vs Average Price of the Near 12 Months (12 M Strip)
(10 years between 2000-2009)
18.00
16.00
14.00
12.00
10.00
8.00
6.00
4.00
2.00
-
1/1/2000
4/1/2000
7/1/2000
10/1/2000
1/1/2001
4/1/2001
7/1/2001
10/1/2001
1/1/2002
4/1/2002
7/1/2002
10/1/2002
1/1/2003
4/1/2003
7/1/2003
10/1/2003
1/1/2004
4/1/2004
7/1/2004
10/1/2004
1/1/2005
4/1/2005
7/1/2005
10/1/2005
1/1/2006
4/1/2006
7/1/2006
10/1/2006
1/1/2007
4/1/2007
7/1/2007
10/1/2007
1/1/2008
4/1/2008
7/1/2008
10/1/2008
1/1/2009
4/1/2009
7/1/2009
10/1/2009
NG1
12M Strip Price

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

Near Month Price (NG1) minus Average Price of Near 12 Months (12 Mo Strip)
(2000-2009)
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
-$1.00
-$2.00
-$3.00
-$4.00
Backwardation Market
Contango Market
1/1/2000
5/1/2000
9/1/2000
1/1/2001
5/1/2001
9/1/2001
1/1/2002
5/1/2002
9/1/2002
1/1/2003
5/1/2003
9/1/2003
1/1/2004
5/1/2004
9/1/2004
1/1/2005
5/1/2005
9/1/2005
1/1/2006
5/1/2006
9/1/2006
1/1/2007
5/1/2007
9/1/2007
1/1/2008
5/1/2008
9/1/2008
1/1/2009
5/1/2009
9/1/2009
Contango/Backwardation

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An investment in a portfolio that involved owning only the near month contract would likely produce a different result than an investment in a portfolio that owned an equal number of each of the near 12 months’ worth of contracts. Generally speaking, when the natural gas futures market is in backwardation, the near month only portfolio would tend to have a higher total return than the 12 month portfolio. Conversely, if the natural gas futures market was in contango, the portfolio containing 12 months’ worth of contracts would tend to outperform the near month only portfolio. The chart below shows the annual results of owning a portfolio consisting of the near month contract versus a portfolio containing the near 12 months’ worth of contracts.  In addition, the chart shows the annual change in the spot price of natural gas.  In this example, each month, the near month only portfolio would sell the near month contract at expiration and buy the next month out contract. The portfolio holding an equal number of the near 12 months’ worth of contracts would sell the near month contract at expiration and replace it with the contract that becomes the new twelfth month contract.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

As seen in the chart above, there have been periods of both positive and negative annual total returns for both hypothetical portfolios over the last 10 years. In addition, there have been periods during which the near month only approach had higher returns, and periods where the 12 month approach had higher total returns. The above chart does not represent the performance history of USNG or any affiliated funds.

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of USNG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in USNG units during the three months ended March 31, 2010 relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2009 and held to March 31, 2010 decreased, based upon the changes in the NAV for USNG units on those days, by approximately -31.48%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 30.56% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2008 to March 31, 2009, contago impacted the total return on an investment in USNG units relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2008 and held to March 31, 2009 decreased, based upon the changes in the NAV for USNG units on those days, by approximately -34.55%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately -32.84% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the three months ended March 31, 2010, natural gas prices in the United States were impacted by several factors.  During the first quarter of 2010, the amount of natural gas in storage rose to higher than average levels versus the previous five years. Colder temperatures during January and February of 2010 followed by warmer temperatures during March contributed to the decline in prices.  In addition, increased natural gas production also contributed to a decline in natural gas prices during the three months ended March 31, 2010, with prices reaching a low at the end of the quarter of $3.869 on March 31, 2010.

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

For the ten year time period between 2000 and 2009, the chart below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in natural gas had a positive, but weak, correlation to movements in heating oil. Finally, natural gas had a positive, but very weak, correlation with crude oil but was not strongly correlated, either positively or negatively, with unleaded gasoline.

10 Year Correlation Matrix 2000-2009	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas

Large Cap U.S. Equities (S&P 500)	1.000	-0.259	0.966	0.152	0.087	0.135	0.023

U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	-0.237	-0.127	-0.078	-0.214	0.128

Global Equities (FTSE World Index)			1.000	0.246	0.165	0.196	0.084

Crude Oil				1.000	0.783	0.724	0.334

Heating Oil					1.000	0.613	0.446

Unleaded Gasoline						1.000	0.257

Natural Gas							1.000

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

Correlation Matrix 12 months ended March 31, 2010	Large Cap U.S. Equities (S&P 500)	U.S. Gov't Bonds (EFFAS U.S. Govt Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.086	0.952	0.317	0.204	-0.146	0.243
U.S. Gov't Bonds (EFFAS U.S. Govt Bond Index)		1.000	-0.229	-0.316	-0.321	-0.088	-0.273
Global Equities (FTSE World Index)			1.000	0.425	0.329	-0.056	0.372
Unleaded Gasoline				1.000	0.856	-0.267	0.848
Heating Oil					1.000	0.152	0.937
Natural Gas						1.000	0.098
Crude Oil							1.000
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

The correlations between natural gas, crude oil, heating oil and gasoline are relevant because the General Partner endeavors to invest USNG’s assets in natural gas Futures Contracts and Other Natural Gas-Related Investments so that daily changes in percentage terms in USNG’s NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the natural gas Futures Contract, then their use could lead to greater tracking error. As noted above, the General Partner also believes that the changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with changes in percentage terms in the spot price of natural gas.

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

The General Partner has evaluated the nature and types of estimates that it makes in preparing USNG’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by USNG for its futures contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USNG estimates interest income on a daily basis using prevailing interest rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

USNG currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) interest earned on Treasuries, cash and/or cash equivalents. USNG has allocated substantially all of its net assets to trading in Natural Gas Interests. USNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for USNG’s trading in Natural Gas Interests. The balance of the net assets is held in USNG’s account at its custodian bank. Interest earned on USNG’s interest-bearing funds is paid to USNG. In prior periods, the amount of cash earned by USNG from the sale of Creation Baskets and from interest earned has exceeded the amount of cash required to pay USNG’s expenses. However, during the three months ended March 31, 2010, USNG’s expenses exceeded the interest income USNG earned and the cash earned by the sale of Creation Baskets. During the three months ended March 31, 2010, USNG was forced to use other assets to pay cash expenses, which could cause a drop in USNG’s NAV over time.  To the extent expenses have exceeded interest income, USNG’s NAV will be negatively impacted.

USNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, USNG’s over-the-counter contracts have very limited liquidity since they are negotiated agreements that are not transferable by USNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. Such market conditions or contractual limits could prevent USNG from promptly liquidating its positions in Natural Gas Interests. During the three months ended March 31, 2010, USNG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USNG cannot predict whether such an event may occur in the future.

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

During the three months ended March 31, 2010, USNG has entered into fully-collateralized over-the-counter transactions with five counterparties. Unlike most of the exchange-traded Futures Contracts, cleared swaps or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.  See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

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

USNG purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2010, USNG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $3,118,486,686. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of March 31, 2010, USNG has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USNG. While USNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USNG’s financial position.

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

On March 31, 2010, USNG’s portfolio consisted of 10,573 Natural Gas NG Futures Contracts traded on NYMEX, 32,566 Natural Gas NN Futures Contracts traded on the NYMEX, 58,485 cleared swaps traded on the ICE Futures and total return swaps with an aggregate market value of $(58,141,269).  For a list of USNG’s current holdings, please see USNG’s website at www.unitedstatesnaturalgasfund.com.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

As of March 31, 2010, USNG has entered into fully-collateralized over-the-counter swap transactions with five counterparties and was in the process of negotiating agreements governing over-the-counter transactions with additional counterparties.  Unlike most of the exchange-traded Futures Contracts, cleared swaps or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

To protect itself from the credit risk that arises in connection with such contracts, USNG has entered into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USNG also requires that the counterparty be highly rated and/or provide collateral or other credit support to address USNG’s exposure to the counterparty (i.e., the amount the counterparty would have to pay to USNG if the transaction with the counterparty were to terminate on that day).  USNG must, to the extent its counterparty has exposure to it under the transaction, also post collateral.  In addition, it is also possible for USNG and its counterparty to agree to clear their agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures. In that event, USNG would no longer bear the credit risk of its original counterparty, as the clearinghouse would now be USNG’s counterparty. USNG would still retain any price risk associated with its transaction and would be required to deposit margin to secure the clearinghouse’s exposure to USNG.

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

During the three months ended March 31, 2010, USNG employed hedging methods such as those described above to the extent it invested in fully-collateralized over-the-counter swap transactions designed to track percentage changes in the price of the Benchmark Futures Contract. During the three months ended March 31, 2010, USNG was exposed to counterparty risk on its fully-collateralized over-the-counter swap transactions with five counterparties.

The counterparty credit ratings for the exposure on over-the-counter swap transactions to which USNG was a party that would be owed to USNG due to a default or early termination by USNG’s counterparties at March 31, 2010 and December 31, 2009 were:

	December 31, 2009
Moody’s Credit Rating	Number of Counterparties	Notional Amount	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa1	1	$1,031,083,313	$-	$-	$-
A2	1	197,724,486	24,272,748	33,708,890	(9,436,142)
Aa3	1	614,340,863	-	-	-
Unrated	3	630,898,411	-	-	-
Total	6	$2,474,070,073	$24,272,748	$33,708,890	$(9,436,142)

	March 31, 2010
Moody’s Credit Rating	Number of Counterparties	Notional Amount	Credit Exposure		Collateral Held		Exposure, Net of Collateral*
Aa1	1	$527,839,520		$-		$-		$-
A2	1	233,131,597		-		-		-
Aa3	1	412,246,426		-		-		-
Unrated	2	432,088,277		(11,517,599)		10,260,000		(1,257,599)
Total	5	$1,605,305,820	$		$		$

* The difference reflects minimum transfer amounts for collateral and potentially one day’s movement in the underlying total return, which would be collateralized the following business day.

The aggregate notional amount of USNG’s over-the-counter derivative transactions, most of which consisted of total return swaps, increased to $1,605,305,820 at March 31, 2010, as compared with no swaps for the prior period. The aggregate notional amount of these derivative transactions, which is not included in the Condensed Schedule of Investments (Unaudited), is indicative of USNG’s activities in derivative transactions, but is not an indicator of the level of credit risk associated with these transactions.

At March 31, 2010, USNG’s counterparties posted $10,260,000 in cash and no securities as collateral with USNG’s custodian, as compared with the prior period for which no collateral was posted since USNG had not yet entered into any swaps. Under these over-the-counter swap agreements, USNG posted collateral with respect to its obligations of $259,652,888.69 in cash and $6,132,000 in securities at March 31, 2010, while no collateral was posted for the prior period.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in USNG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Reserved.

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

Item 6.  Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1**	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.

*	Filed herewith.
**	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 1, 2010.

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

Date: May 10, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 10, 2010