Form 10-Q/A
period 2010-03-31
United States Natural Gas Fund, LP
filed 2010-05-11
CIK 1376227

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

☐ Yes    ☒ No

Explanatory Note

The United States Natural Gas Fund, LP (“USNG”) is filing this Amendment No. 1 to its quarterly report on Form 10-Q (“Form 10-Q/A”) for the quarter ended March 31, 2010 that was filed with the U.S. Securities and Exchange Commission on May 10, 2010 (“Form 10-Q”) in order to file an amended correlation matrix for the 12 months ended March 31, 2010 in Part I, Item 2 of the Form 10-Q and to correct the amounts of exposure on over-the-counter swap transactions to which USNG was a party that would be owed to USNG due to a default or early termination by USNG’s counterparties at March 31, 2010, in Part I, Item 3 of the Form 10-Q.  Due to an administrative error the incorrect correlation matrix was unintentionally filed and certain amounts of exposure on over-the-counter swap transactions to which USNG was a party were inadvertently omitted.

Except as set forth above, no other changes have been made to the Form 10-Q, and the Form 10-Q/A does not amend, update or change any other items or disclosure found in the Form 10-Q.  Further, the Form 10-Q/A does not reflect events that occurred after the filing of the Form 10-Q.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States Natural Gas Fund, LP (“USNG”) included elsewhere in this quarterly report on Form 10-Q/A.

Forward-Looking Information

This quarterly report on Form 10-Q/A, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause USNG’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe USNG’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USNG cannot assure investors that the projections included in these forward-looking statements will come to pass.  USNG’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

USNG has based the forward-looking statements included in this quarterly report on Form 10-Q/A on information available to it on the date of this quarterly report on Form 10-Q/A, and USNG assumes no obligation to update any such forward-looking statements. Although USNG undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that USNG may make directly to them or through reports that USNG in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

USNG invests in futures contracts for crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”).  For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q/A. Due, in part, to the increased size of USNG over the last several quarters and its obligation to comply with regulatory limits, it is likely that it will invest in increased numbers of Other Natural Gas-Related Investments in order to fulfill its investment objective.

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

Correlation Matrix 12 months ended March 31, 2010	Large Cap U.S. Equities (S&P 500)	U.S. Gov't Bonds (EFFAS U.S. Govt Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas

Large Cap U.S. Equities (S&P 500)	1.000	-0.086	0.952	0.243	0.204	0.317	-0.146

U.S. Gov't Bonds (EFFAS U.S. Govt Bond Index)		1.000	-0.229	-0.273	-0.321	-0.316	-0.088

Global Equities (FTSE World Index)			1.000	0.372	0.329	0.425	-0.056

Crude Oil				1.000	0.937	0.848	0.098

Heating Oil					1.000	0.856	0.152

Unleaded Gasoline						1.000	-0.267

Natural Gas							1.000

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

During the three months ended March 31, 2010, USNG has entered into fully-collateralized over-the-counter transactions with five counterparties. Unlike most of the exchange-traded Futures Contracts, cleared swaps or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.  See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q/A for a discussion of over-the-counter contracts.

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

USNG purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q/A for a discussion of over-the-counter contracts.

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

The counterparty credit ratings for the exposure on over-the-counter swap transactions to which USNG was a party that would be owed to USNG due to a default or early termination by USNG’s counterparties at March 31, 2010 and December 31, 2009 were:

	December 31, 2009
Moody’s Credit Rating	Number of Counterparties	Notional Amount	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa1	1	$1,031,083,313	$-	$-	$-
A2	1	197,724,486	24,272,748	33,708,890	(9,436,142)
Aa3	1	614,340,863	-	-	-
Unrated	3	630,898,411	-	-	-
Total	6	$2,474,070,073	$24,272,748	$33,708,890	$(9,436,142)

	March 31, 2010
Moody’s Credit Rating	Number of Counterparties	Notional Amount	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa1	1	$527,839,520	$-	$-	$-
A2	1	233,131,597	-	-	-
Aa3	1	412,246,426	-	-	-
Unrated	2	432,088,277	(11,517,599)	10,260,000	(1,257,599)
Total	5	$1,605,305,820	$(11,517,599)	$10,260,000	$(1,257,599)

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

The duly appointed officers of the General Partner, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of USNG if USNG had any officers, have evaluated the effectiveness of USNG’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of USNG have been effective as of the end of the period covered by this quarterly report on Form 10-Q/A.

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

Item 6.  Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q/A (according to the number assigned to them in Item 601 of Regulation S-K):

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

Date: May 11, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 11, 2010