Form 10-Q
period 2010-06-30
United States Natural Gas Fund, LP
filed 2010-08-09
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

UNITED STATES NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At June 30, 2010 (Unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents (Note 5)	$2,464,068,890	$3,896,493,193
Equity in UBS Securities LLC trading accounts:
Cash	555,659,167	733,693,664
Unrealized loss on open commodity futures and cleared swap contracts	(158,036,228)	(41,777,265)
Unrealized loss on open swap contracts	(50,700,305)	(39,408,688)
Receivable for units sold	6,225,216	—
Investment receivable	531,566	—
Dividend receivable	86,463	110,235
Other assets	280,827	192,758

Total assets	$2,818,115,596	$4,549,303,897

Liabilities and Partners’ Capital
Investment payable	$—	$19,112,096
Payable for units redeemed	15,334,080	—
General Partner management fees payable (Note 3)	1,325,587	1,918,167
Interest payable	236,557	20,751
Professional fees payable	1,763,517	2,609,981
Brokerage commission fees payable	240,250	256,250
License fees payable	176,212	231,345
Directors’ fees payable	25,695	48,144

Total liabilities	19,101,898	24,196,734

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	2,799,013,698	4,525,107,163

Total Partners’ Capital	2,799,013,698	4,525,107,163

Total liabilities and partners’ capital	$2,818,115,596	$4,549,303,897

Limited Partners’ units outstanding	359,700,000	449,500,000

Net asset value per unit	$7.78	$10.07

Market value per unit	$7.75	$10.08

See accompanying notes to condensed financial statements

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2010

	Number of Contracts	Loss on Open Commodity Contracts	% of Partners’ Capital
Open Cleared Swap Contracts – Long
Foreign Contracts
ICE Natural Gas Cleared Swap ICE LOT contracts, expire August 2010	56,627	$(73,722,133)	(2.63)

Open Futures Contracts – Long
United States Contracts
NYMEX Natural Gas Futures NN contracts, expire August 2010	29,271	(37,965,975)	(1.36)
NYMEX Natural Gas Futures NG contracts, expire August 2010	8,732	(46,348,120)	(1.66)

	38,003	(84,314,095)	(3.02)

Total Open Cleared Swap and Futures Contracts	94,630	$(158,036,228)	(5.65)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.09%, 7/08/2010	$250,000,000	$249,992,708	8.93

United States – Money Market Funds
Fidelity Institutional Government Portfolio – Class I	1,026,243,142	1,026,243,142	36.66
Goldman Sachs Financial Square Funds – Government Fund – Class SL	450,308,171	450,308,171	16.09
Morgan Stanley Institutional Liquidity Fund – Government Portfolio	275,131,543	275,131,543	9.83

Total Money Market Funds		1,751,682,856	62.58

Total Cash Equivalents		$2,001,675,564	71.51

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited) (Continued)

At June 30, 2010

Open Over-the-Counter Total Return Swap Contracts

	Notional Amount	Market Value	Unrealized Loss	Termination Date
Swap agreement to receive return on the eXtra US1 Excess Return Index	109,845,851	$(1,354)	$(1,354)	9/30/2010
Swap agreement to receive return on the eXtra US1 Excess Return Index	379,755,452	(4,682)	(4,682)	10/29/2010
Swap agreement to receive return on the Custom Natural Gas Index (UNG) – Excess Return	332,072,910	(4,778)	(4,778)	10/20/2010
Swap agreement to receive return on the Custom Natural Gas Index (UNG) – Excess Return	133,859,513	(1,650)	(1,650)	12/08/2010
Swap agreement to receive return on NYMEX Henry Hub Natural Gas Futures Contract	500,296,202	(50,687,841)	(50,687,841)	11/30/2010

Total unrealized loss on open swap contracts			$(50,700,305)

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2010 and 2009

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed futures contracts	$200,372,905	$227,995,663	$(265,450,705)	$(50,574,917)
Realized gain (loss) on closed swaps contracts	188,530,007	—	(508,858,422)	—
Change in unrealized loss on open futures contracts	(14,664,103)	(379,194,180)	(116,258,963)	(398,464,700)
Change in unrealized gain (loss) on open swaps contracts	7,440,964	—	(11,291,617)	—
Dividend income	234,581	739,265	370,764	1,215,235
Interest income	125,379	35,274	209,084	57,910
Other income	52,000	109,000	99,000	174,000

Total income (loss)	382,091,733	(150,314,978)	(901,180,859)	(447,592,472)

Expenses
General Partner management fees (Note 3)	3,948,435	2,736,408	8,992,844	3,764,676
Brokerage commissions	1,536,192	3,604,808	3,277,791	3,977,763
Professional fees	586,152	1,002,558	1,338,070	1,235,222
Directors’ fees	415,529	95,271	464,685	109,138
Other expenses	187,740	345,460	450,402	425,188

Total expenses	6,674,048	7,784,505	14,523,792	9,511,987

Net income (loss)	$375,417,685	$(158,099,483)	$(915,704,651)	$(457,104,459)

Net income (loss) per limited partnership unit	$0.88	$(1.43)	$(2.29)	$(9.47)

Net income (loss) per weighted average limited partnership unit	$0.95	$(1.17)	$(2.24)	$(5.27)

Weighted average limited partnership units outstanding	394,804,396	135,309,890	409,431,492	86,815,470

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the six months ended June 30, 2010

	General Partner	Limited Partners	Total
Balances, at December 31, 2009	$—	$4,525,107,163	$4,525,107,163
Addition of 61,300,000 partnership units	—	465,778,560	465,778,560
Redemption of 151,100,000 partnership units	—	(1,276,167,374)	(1,276,167,374)
Net loss	—	(915,704,651)	(915,704,651)

Balances, at June 30, 2010	$—	$2,799,013,698	$2,799,013,698

Net Asset Value Per Unit
At December 31, 2009	$10.07

At June 30, 2010	$7.78

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2010 and 2009

	Six months ended June 30, 2010	Six months ended June 30, 2009
Cash Flows from Operating Activities:
Net loss	$(915,704,651)	$(457,104,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in commodity futures trading account – cash	178,034,497	(1,130,678,991)
Unrealized loss on open futures contracts	116,258,963	398,464,700
Unrealized loss on open swap contracts	11,291,617	—
Increase in investment receivable	(531,566)	—
Increase in dividend receivable and other assets	(64,297)	(938,599)
Increase (decrease) in General Partner management fees payable	(592,580)	1,133,023
Decrease in investment payable	(19,112,096)	—
Increase in interest payable	215,806	—
Increase (decrease) in professional fees payable	(846,464)	200,820
Increase (decrease) in brokerage commission fees payable	(16,000)	352,750
Increase (decrease) in license fees payable	(55,133)	56,982
Increase (decrease) in other liabilities	(22,449)	214

Net cash used in operating activities	(631,144,353)	(1,188,513,560)

Cash Flows from Financing Activities:
Subscription of partnership units	459,553,344	4,281,837,891
Redemption of partnership units	(1,260,833,294)	(925,022,151)

Net cash provided by (used in) financing activities	(801,279,950)	3,356,815,740

Net Increase (Decrease) in Cash and Cash Equivalents	(1,432,424,303)	2,168,302,180

Cash and Cash Equivalents, beginning of period	3,896,493,193	419,929,831

Cash and Cash Equivalents, end of period	$2,464,068,890	$2,588,232,011

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2010 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“USNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. USNG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USNG’s units traded on the American Stock Exchange (the “AMEX”). USNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”). The investment objective of USNG is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USNG’s expenses. USNG accomplishes its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of June 30, 2010, USNG held 8,732 NG Futures Contracts and 29,271 NN Financially Settled Futures Contracts traded on the NYMEX, 56,627 cleared swap contracts traded on the ICE Futures, and over-the-counter swap transactions with three counterparties.

USNG commenced investment operations on April 18, 2007 and has a fiscal year ending on December 31. United States Commodity Funds LLC (the “General Partner”) is responsible for the management of USNG. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. The General Partner has also filed a registration statement to register units of the United States Commodity Index Fund (“USCI”).

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In April 2007, USNG initially registered 30,000,000 units on Form S-1 with the SEC. On April 18, 2007, USNG listed its units on the AMEX under the ticker symbol “UNG”. On that day, USNG established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000. USNG also commenced investment operations on April 18, 2007, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of June 30, 2010, USNG had registered a total of 1,480,000,000 units.

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

In accordance with GAAP, USNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USNG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. Generally, USNG is no longer subject to income tax return examinations by major taxing authorities for years before 2006. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USNG recording a tax liability that reduces net assets. However, USNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. USNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2010.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units at a price equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at June 30, 2010.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by USNG. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs are accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

Cash Equivalents

Cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of three months or less.

Reclassification

Certain amounts in the accompanying condensed financial statements were reclassified to conform with the current presentation.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires USNG’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

Ongoing Registration Fees and Other Offering Expenses

USNG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2010 and 2009, USNG incurred $45,700 and $322,719, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds. Effective as of April 1, 2010, USNG is responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the affiliated funds. USNG shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with USOF, US12OF, UGA, USHO, USSO, US12NG and USBO based on the relative assets of each fund, computed on a daily basis.

Licensing Fees

As discussed in Note 4, USNG entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, USNG and the affiliated funds managed by the General Partner, other than USBO, pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the six months ended June 30, 2010 and 2009, USNG incurred $398,875 and $161,191, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG. These costs are estimated to be $2,070,440 for the calendar year 2010.

Other Expenses and Fees

In addition to the fees described above, USNG pays all brokerage fees, transaction costs for over-the-counter swaps and other expenses in connection with the operation of USNG, excluding costs and expenses paid by the General Partner as outlined in Note 4.

NOTE 4 - CONTRACTS AND AGREEMENTS

USNG is party to a marketing agent agreement, dated as of April 17, 2007, as amended from time to time, with the Marketing Agent and the General Partner, whereby the Marketing Agent provides certain marketing services for USNG as outlined in the agreement. The fee of the Marketing Agent, which is borne by the General Partner, is equal to 0.06% on USNG’s assets up to $3 billion and 0.04% on USNG’s assets in excess of $3 billion.

The above fee does not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

USNG is also party to a custodian agreement, dated January 12, 2007, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and the General Partner, whereby BBH&Co. holds investments on behalf of USNG. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, USNG is party to an administrative agency agreement, dated March 5, 2007, as amended from time to time, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USNG. The General Partner also pays the fees of BBH&Co. for its services under this agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USNG and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USNG’s, USOF’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets, (b) 0.0465% for USNG’s, USOF’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USNG’s, USOF’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USBO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

USNG has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USNG in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through UBS Securities for USNG’s account. In accordance with the agreement, UBS Securities charges USNG commissions of approximately $7 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

On May 30, 2007, USNG and the NYMEX entered into a licensing agreement whereby USNG was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, USNG and the affiliated funds managed by the General Partner, other than USBO, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

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

USNG may enter into futures contracts, options on futures contracts, cleared swaps and over-the-counter swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are over-the-counter agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange over-the-counter transaction agree to extinguish their over-the-counter contract and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of USNG’s investment contracts through June 30, 2010 have been exchange-traded futures contracts, cleared swaps or fully-collateralized over-the-counter swaps. The liquidity and credit risks associated with exchange-traded contracts and cleared swaps are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, USNG must rely solely on the credit of its respective individual counterparties. At June 30, 2010, USNG maintained over-the-counter transactions with 3 counterparties. Over-the-counter transactions subject USNG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USNG also has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. However, as compared to its over-the-counter transactions, it may more easily realize value by reselling its futures contracts. In addition, USNG bears the risk of financial failure by the clearing broker.

At June 30, 2010, USNG’s counterparties posted $36,688,938 in cash as collateral with USNG’s custodian, as compared with $0 for the period ended June 30, 2009 for which no collateral was posted since USNG had not yet entered into any swaps. Under these agreements, USNG posted collateral with respect to its obligations of $245,337,709 in cash and $105,367,285 in securities, such as U.S. Treasuries, at June 30, 2010, while no collateral was posted for the period ended June 30, 2009.

USNG’s cash and other property, such as U.S. Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USNG’s assets posted with that futures commission merchant; however, the vast majority of USNG’s assets are held in U.S. Treasuries, cash and/or cash equivalents with USNG’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of USNG’s custodian could result in a substantial loss of USNG’s assets.

The General Partner invests a portion of USNG’s cash in money market funds that seek to maintain a stable net asset value. USNG is exposed to any risk of loss associated with an investment in these money market funds. As of June 30, 2010 and December 31, 2009, USNG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $3,019,728,057 and $4,630,186,857, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

USNG values its investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of USNG (observable inputs) and (2) USNG’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of USNG’s securities at December 31, 2009 using the fair value hierarchy.

At December 31, 2009	Total	Level I	Level II	Level III
Short-Term Investments	$2,701,280,542	$2,701,280,542	$—	$—
Exchange-Traded Futures Contracts	(24,534,790)	(24,534,790)	—	—
Exchange-Traded Cleared Swap Contracts	(17,242,475)	(17,242,475)	—	—
Over-the-Counter Total Return Swap Contracts	(39,408,688)	—	—	(39,408,688)

During the year ended December 31, 2009, there were no significant transfers between Level I and Level II.

Following is a reconciliation of assets in which significant observable inputs (Level III) were used in determining fair value:

Total Return Swap Contracts
Beginning balance as of 12/31/08	$—
Realized gain (loss)*	—
Change in unrealized gain (loss)	(39,408,688)

Ending balance as of 12/31/09	$(39,408,688)

*	The realized loss incurred during the year ended December 31, 2009 for total return swaps was $39,014,082.

The following table summarizes the valuation of USNG’s securities at June 30, 2010 using the fair value hierarchy:

At June 30, 2010	Total	Level I	Level II	Level III
Short-Term Investments	$1,751,682,856	$1,751,682,856	$—	$—
Exchange-Traded Futures Contracts	(73,722,133)	(73,722,133)	—	—
Exchange-Traded Cleared Swap Contracts	(84,314,095)	(84,314,095)	—	—
Over-the-Counter Total Return Swap Contracts	(50,700,305)	—	—	(50,700,305)

During the six months ended June 30, 2010, there were no significant transfers between Level I and Level II.

Following is a reconciliation of assets in which significant observable inputs (Level III) were used in determining fair value:

Total Return Swap Contracts
Beginning balance as of 12/31/09	$(39,408,688)
Realized gain (loss)*	—
Change in unrealized gain (loss)	(11,291,617)

Ending balance as of 06/30/10	$(50,700,305)

*	The realized loss incurred during the six months ended June 30, 2010 for total return swaps was $508,858,422.

Effective January 1, 2009, USNG adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statement of Financial Condition Location	Fair Value At June 30, 2010	Fair Value At December 31, 2009
Futures – Commodity Contracts	Assets	$(158,036,228)	$(41,777,265)
Swaps – Commodity Contracts	Assets – Unrealized Loss	$(50,700,305)	$(39,408,688)

The Effect of Derivative Instruments on the Statements of Operations

Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	For the six months ended June 30, 2010		For the six months ended June 30, 2009
		Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed futures contracts	$(265,450,705)		$(50,574,917)
	Change in unrealized gain (loss) on open futures contracts		$(116,258,963)		$(398,464,700)
Swaps – Commodity Contracts	Realized gain (loss) on closed swap contracts	(508,858,422)		—
	Change in unrealized gain (loss) on open swap contracts		(11,291,617)		—

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2010 and 2009 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2010 (Unaudited)	For the six months ended June 30, 2009 (Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$ 10.07	$ 23.27
Total loss	(2.25)	(9.36)
Total expenses	(0.04)	(0.11)

Net decrease in net asset value	(2.29)	(9.47)

Net asset value, end of period	$ 7.78	$ 13.80

Total Return	(22.74)%	(40.70)%

Ratios to Average Net Assets
Total loss	(26.30)%	(33.12)%

Expenses excluding management fees*	0.32%	0.86%

Management fees*	0.53%	0.56%

Net loss	(26.72)%	(33.83)%

*	Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USNG.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 will have no impact on USNG’s financial statement disclosures.

NOTE 9 - SUBSEQUENT EVENTS

USNG has performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Introduction

USNG, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USNG is for the changes in percentage terms of its units’ net asset value (“NAV”) to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract for natural gas traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less USNG’s expenses.

USNG invests in futures contracts for crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q. Due, in part, to the increased size of USNG over the last several quarters and its obligation to comply with current and potential regulatory limits, it has invested in, and may continue to invest in, increased numbers of Other Natural Gas-Related Investments in order to fulfill its investment objective.

USNG seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Natural Gas-Related Investments such that changes in its NAV, measured in percentage terms, will closely track the changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USNG’s general partner believes the changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the changes in the spot price of natural gas. It is not the intent of USNG to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Natural Gas-Related Investments.

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

On July 21, 2010, a broad financial regulatory reform bill, “The Dodd-Frank Wall Street Reform and Consumer Protection Act,” was signed into law that includes provisions altering the regulation of commodity interests. Provisions in the new law include the requirement that position limits on energy-based commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most over-the-counter transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in energy futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The U.S. Commodity Futures Trading Commission (the “CFTC”), along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above. The new law and the rules to be promulgated may negatively impact USNG’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. In particular, new position limits imposed on USNG or its counterparties may impact USNG’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USNG’s investments and doing business, which could adversely affect USNG’s investors.

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

Price Movements

Natural gas futures prices exhibited a general downtrend during the six months ended June 30, 2010. The price of the Benchmark Futures Contract started the year at $5.572. It hit a peak on January 6, 2010 of $6.009 and then fell over the course of the period. The low price of the period was on March 31, 2010, when the Benchmark Futures Contract was $3.869. The Benchmark Futures Contract on June 30, 2010 was $4.616, for a return of approximately -17.16% over the period. Similarly, USNG’s NAV initially rose during the period from a starting level of $10.07 per unit to a high on January 6, 2010 of $10.86 per unit. USNG’s NAV reached its low for the period on April 30, 2010 at $6.84 per unit. The NAV on June 30, 2010 was $7.78, for a return of approximately -22.74% over the period. The Benchmark Futures Contract prices listed above began with the February 2010 contract and ended with the August 2010 contract. The return of approximately -17.16% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. An investment in natural gas Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing natural gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USNG seeks to track, which are more fully described below in the section titled “Tracking USNG’s Benchmark”.

From January 1 to February 18, 2010, the natural gas futures market remained in a state of backwardation, meaning that the price of the near month natural gas futures contract was typically higher than the price of the next month natural gas futures contract, or contracts further away from expiration. From February 18, 2010 through the end of the second quarter of 2010, the natural gas futures market was in contango. A contango market is one in which the price of the near month natural gas futures contract is less than the price of the next month natural gas futures contract, or contracts further away from expiration. As a result of contango or backwardation, as the case may be, the return of approximately -17.60% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns.”

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

Since its initial offering of 30,000,000 units, USNG has made four subsequent offerings of its units: 50,000,000 units which were registered with the SEC on November 21, 2007, 100,000,000 units which were registered with the SEC on August 28, 2008, 300,000,000 units which were registered with the SEC on May 6, 2009 and an additional 1,000,000,000 units which were registered with the SEC on August 12, 2009. On August 11, 2009, USNG’s management determined to suspend offerings of USNG’s units since it could not invest the proceeds from such offerings in investments that would permit it to meet its investment objective due to current and anticipated new regulatory restrictions and limitations on its investments in Futures Contracts. This suspension of creation activity may have led to an increase in USNG’s tracking error and, at times, a greater premium paid for transactions in its units on the NYSE Arca when compared to its per unit NAV on the same day. On September 28, 2009, USNG resumed offerings of units subject to certain limitations including that (1) USNG may require authorized purchasers (“Authorized Purchasers”) of its units to sell USNG specified investments, including the arrangement of an over-the-counter swap contract between the Authorized Purchaser and USNG, (2) USNG may limit its issuance of creation baskets to an Authorized Purchaser to a specified minimum or maximum number of baskets, (3) USNG’s management may vary the terms and conditions of investments to be delivered or arranged by an Authorized Purchaser in order to purchase a creation basket and (4) USNG’s management may decide to offer creation baskets only on particular days. Units offered by USNG in the subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus. As of June 30, 2010, USNG had issued 582,100,000 units, 359,700,000 of which were outstanding. As of June 30, 2010, there were 897,900,000 units registered but not yet issued.

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

For the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

As of June 30, 2010, the total unrealized loss on natural gas Futures Contracts, cleared swap contracts and over-the-counter swap contracts owned or held on that day was $208,736,533 and USNG established cash deposits, including cash investments in money market funds, that were equal to $3,019,728,057. USNG held 81.60% of its cash assets in overnight deposits and money market funds at its custodian bank, while 18.40% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on June 30, 2010 was $7.78.

By comparison, as of June 30, 2009, the total unrealized loss on natural gas Futures Contracts owned or held on that day was $406,169,570 and USNG established cash deposits, including cash investments in money market funds, that were equal to $4,012,530,556. USNG held 64.50% of its cash assets in overnight deposits and money market funds at its custodian bank, while 35.50% of the cash balance was held as margin deposits for the Futures Contracts purchased. The decrease in cash assets in overnight deposits and money market funds for June 30, 2009 compared to June 30, 2010 was the result of USNG’s greater size in the prior period as measured by total net assets and an increase in the percentage of cash deposits held at its custodian bank for the period ended June 30, 2010, due to a greater portion of USNG’s assets consisting of over-the-counter contracts and cleared swaps. The ending per unit NAV on June 30, 2009 was $13.80. The decrease in the per unit NAV from June 30, 2009 to June 30, 2010 was primarily a result of sharply lower prices for natural gas and the related decline in the value of the natural gas Futures Contracts that USNG had invested in between the period ended June 30, 2009 and the period ended June 30, 2010.

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

During the six months ended June 30, 2010, the daily average total net assets of USNG were $3,426,947,968. The management fee paid by USNG during the period amounted to $8,992,844, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.53% over the course of this six month period. By comparison, during the six month period ended June 30, 2009, the daily average total net assets of USNG were $1,351,337,642. The management fee paid by USNG during the period amounted to $3,764,676, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.56% over the course of this six month period. USNG’s management fees as a percentage of total net assets were lower for the six month period ended June 30, 2010 compared to the six months ended June 30, 2009 due to USNG having had a greater number of days in which total net assets exceeded $1 billion and were therefore charged the lower rate of 0.50%.

In addition to the management fee, USNG pays all brokerage fees, transaction costs for over-the-counter swaps and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the six months ended June 30, 2010 was $5,530,948, which included approximately $750,000 in registration fees paid to the SEC, as compared to $5,747,311 for the six months ended June 30, 2009. The decrease in expenses from the six months ended June 30, 2009 as compared to the six months ended June 30, 2010 was primarily due to the relative size of USNG and activity that resulted from its decreased size, including decreased licensing fees, decreased brokerage fees, and decreased tax reporting costs during the six months ended June 30, 2010. These decreases were partially offset by increased transaction costs for over-the-counter swaps during the six months ended June 30, 2010. For the six months ended June 30, 2010, USNG incurred $45,700 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the six months ended June 30, 2009, USNG incurred $322,719 in ongoing registration fees and other expenses relating to the registration and offering of additional units.

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USNG shares these fees and expenses with the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), based on the relative assets of each fund computed on a daily basis. These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds. By comparison, for the year ended December 31, 2009, these fees and expenses amounted to a total of $433,046 for all funds, and USNG’s portion of such fees was $159,942. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense. Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of Apri1 1, 2010, USNG is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the funds.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the six months ended June 30, 2010, total commissions paid to brokers amounted to $3,277,791. By comparison, during the six months ended June 30, 2009, total commissions paid to brokers amounted to $3,977,763. The decrease in the total commissions paid to brokers from the six months ended June 30, 2009 to the six months ended June 30, 2010 was primarily a function of decreased brokerage fees due to a fewer number of Natural Gas Interests being held and traded as a result of the decrease in USNG’s average total net assets, and the replacement of these Natural Gas Interests with investments in over-the-counter swaps during the six months ended June 30, 2010. The decrease in assets required USNG to purchase fewer Natural Gas Interests and incur a lower amount of commissions. As an annualized percentage of total net assets, the figure for the six months ended June 30, 2010 represents approximately 0.19% of total net assets. By comparison, the figure for the six months ended June 30, 2009 represented approximately 0.59% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USNG’s transaction fees increased during the six months ended June 30, 2010 due to the increased investment in Other Natural Gas-Related Investments, including over-the-counter swaps, during that period. In particular, the transaction costs for over-the-counter swaps, including up front fees and spreads charged by counterparties, are significantly higher as compared to those for exchange-traded Natural Gas Interests, which, through June 30, 2009, were the principal investment of USNG. USNG incurred $3,665,765 in transaction costs during the six months ended June 30, 2010 as compared to no transaction costs during the six months ended June 30, 2009.

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG. These costs are estimated to be $2,070,440 for the calendar year 2010

Dividend and Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the six months ended June 30, 2010, USNG earned $579,848 in dividend and interest income on such cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USNG purchased Treasuries during the six months ended June 30, 2010 and also held cash and/or cash equivalents during this time period. By comparison, for the six months ended June 30, 2009, USNG earned $1,273,145 in dividend and interest income on such cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.19%. USNG did not purchase Treasuries during the six months ended June 30, 2009 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents, and Treasuries, were sharply lower during the six months ended June 30, 2010 compared to the same time period in 2009. As a result, the amount of income earned by USNG as a percentage of total net assets was lower during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

For the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Portfolio Expenses. During the three months ended June 30, 2010, the daily average total net assets of USNG were $2,967,425,536. The management fee paid by USNG during the period amounted to $3,948,435, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.53% over the course of this three month period. By comparison, during the three months ended June 30, 2009, the daily average total net assets of USNG were $2,000,429,893. The management fee paid by USNG during the period amounted to $2,736,408, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.55% over the course of this three month period. Management fees as a percentage of average net assets were lower for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to the period ended June 30, 2009 having a fewer number of days in which total net assets exceeded $1 billion.

In addition to the management fee, USNG pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended June 30, 2010 was $2,725,613, as compared to $5,048,097 for the three months ended June 30, 2009. The decrease in expenses from the three months ended June 30, 2009 to the three months ended June 30, 2010 was primarily due to the relative size of USNG and activity that resulted from its decreased size, including decreased brokerage fees, decreased licensing fees and decreased tax reporting costs. For the three months ended June 30, 2010, USNG incurred $11,500 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended June 30, 2009, USNG incurred $286,527 in ongoing registration fees and other expenses relating to the registration and offering of additional units.

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USNG shares these fees and expenses with USOF, US12OF, UGA, USHO, USSO, US12NG and USBO based on the relative assets of each fund computed on a daily basis. These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds. By comparison, for the year ended December 31, 2009, these fees and expenses amounted to a total of $433,046 for all funds, and USNG’s portion of such fees was $159,942. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense. Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of Apri1 1, 2010, USNG is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the funds.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the three months ended June 30, 2010, total commissions paid to brokers amounted to $1,536,192. By comparison, during the three months ended June 30, 2009, total commissions paid to brokers amounted to $3,604,808. The decrease in the total commissions paid to brokers from the three months ended June 30, 2009 to the three months ended June 30, 2010 was primarily a function of decreased brokerage fees due to a fewer number of Natural Gas Interests being held and traded as a result of the decrease in USNG’s average total net assets, and the replacement of these Natural Gas Interests with investments in over-the-counter swaps during the three months ended June 30, 2010. As an annualized percentage of total net assets, the figure for the three months ended June 30, 2010 represents approximately 0.21% of total net assets. By comparison, the figure for the three months ended June 30, 2009 represented approximately 0.72% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters. If USNG enters into Other Natural Gas-Related Investments in the future, as anticipated, it is likely that these expenses will increase.

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG. These costs are estimated to be $2,070,440 for the calendar year 2010.

Dividend and Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended June 30, 2010, USNG earned $359,960 in dividend and interest income on such cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.05%. USNG purchased Treasuries during the three months ended June 30, 2010 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended June 30, 2009, USNG earned $774,539 in dividend and interest income on such cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.16%. USNG did not purchase Treasuries during the three months ended June 30, 2009 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents, and Treasuries, were sharply lower during the three months ended June 30, 2010 compared to the same time period in 2009. As a result, the amount of income earned by USNG as a percentage of total net assets was lower during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Tracking USNG’s Benchmark

USNG’s management seeks to manage USNG’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USNG’s management seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USNG’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-day time period was 0.5% per day, USNG’s management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USNG’s portfolio management goals do not include trying to make the nominal price of USNG’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for natural gas. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas Futures Contracts and Other Natural Gas-Related Investments.

For the 30 valuation days ended June 30, 2010, the simple average daily change in the Benchmark Futures Contract was 0.141%, while the simple average daily change in the NAV of USNG over the same time period was 0.138%. The average daily difference was -0.003% (or -0.03 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.375%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USNG’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-day valuation period ended June 30, 2010.

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of USNG’s units to the public on April 18, 2007 to June 30, 2010, the simple average daily change in the Benchmark Futures Contract was -0.178%, while the simple average daily change in the NAV of USNG over the same time period was -0.177%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.329%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USNG versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USNG, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USNG’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the six months ended June 30, 2010, the actual total return of USNG as measured by changes in its NAV was -22.74%. This is based on an initial NAV of $10.07 on December 31, 2009 and an ending NAV as of June 30, 2010 of $7.78. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USNG would have had an estimated NAV of $7.83 as of June 30, 2010, for a total return over the relevant time period of -22.244%. The difference between the actual NAV total return of USNG of -22.74% and the expected total return based on the Benchmark Futures Contract of -22.244% was an error over the time period of 0.497%, which is to say that USNG’s actual total return trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the income that USNG collects on its cash and cash equivalent holdings. During the six months ended June 30, 2010, USNG received dividend and interest income of $579,848, which is equivalent to a weighted average income rate of 0.03% for such period. In addition, during the six months ended June 30, 2010, USNG also collected $99,000 from Authorized Purchasers for creating or redeeming baskets of units. This income contributed to USNG’s actual return. However, if the total assets of USNG continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the six months ended June 30, 2010, USNG incurred total expenses of $14,523,792. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(13,844,944), which is equivalent to an annualized weighted average net income rate of -0.81% for the six months ended June 30, 2010.

By comparison, for the six months ended June 30, 2009, the actual total return of USNG as measured by changes in its NAV was -40.70%. This was based on an initial NAV of $23.27 on December 31, 2008 and an ending NAV as of June 30, 2009 of $13.80. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USNG would have had an estimated NAV of $13.87 as of June 30, 2009, for a total return over the relevant time period of -40.38%. The difference between the actual NAV total return of USNG of -40.70% and the expected total return based on the Benchmark Futures Contract of -40.38% was an error over the time period of -0.32%, which is to say that USNG’s actual total return trailed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses and the income that USNG collected on its cash and cash equivalent holdings. During the six months ended June 30, 2009, USNG received dividend and interest income of $1,273,145, which is equivalent to a weighted average income rate of 0.19% for such period. In addition, during the six months ended June 30, 2009, USNG also collected $174,000 from Authorized Purchasers creating or redeeming baskets of units. This income also contributed to USNG’s actual return. During the six months ended June 30, 2009, USNG incurred total expenses of $9,511,987. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(8,064,842), which is equivalent to an annualized weighted average net income rate of -1.20% for the six months ended June 30, 2009.

There are currently three factors that have impacted or are most likely to impact USNG’s ability to accurately track its Benchmark Futures Contract.

First, USNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USNG executes the trade. In that case, USNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USNG to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the six months ended June 30, 2010, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USNG’s attempt to track the Benchmark Futures Contract over time.

Second, USNG earns interest on its cash, cash equivalents and Treasury holdings. USNG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six months ended June 30, 2010. Interest payments, and any other income, were retained within the portfolio and added to USNG’s NAV. When this income exceeds the level of USNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USNG will realize a net yield that will tend to cause daily changes in the NAV of USNG to track slightly higher than daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2010, USNG earned, on an annualized basis, approximately 0.03% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.53% for management fees and approximately 0.19% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.13% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.82% and affected USNG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2010, USNG held Other Natural Gas-Related Investments. These holdings included a financially settled natural gas futures contract traded on NYMEX whose settlement price tracks the settlement price of the Benchmark Futures Contract. USNG also held investments in cleared swaps traded on the ICE Futures whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized over-the-counter swaps designed to track the settlement price of the Benchmark Futures Contract. Due, in part, to the increased size of USNG over the last several quarters and its obligations to comply with current and potential regulatory limits, USNG has invested in Other Natural Gas-Related Investments, such as over-the-counter swaps, which have increased transaction-related expenses and may result in increased tracking error. Over-the-counter swaps increase transaction-related expenses due to the fact that USNG must pay to the swap counterparty certain fees that USNG does not have to pay for transactions executed on an exchange. Finally, due to potential regulatory limitations, USNG may determine to hold greater amounts of cash and cash equivalents and lesser amounts of Natural Gas Interests, if it determines that will most appropriately satisfy USNG’s investment objective. Holding more cash and cash equivalents and less Natural Gas Interests for some period of time may result in increased tracking error. There are additional Other Natural Gas-Related Investments that USNG is permitted to invest in whose price movements may not track the settlement price of the Benchmark Futures Contract.

On August 12, 2009, USNG’s management determined to suspend offerings of USNG’s units since it could not invest the proceeds from such offerings in investments that would permit it to meet USNG’s investment objective due to current and anticipated new regulatory restrictions and limitations. As a result of this suspension of creation activity, USNG’s shares may have been trading at a premium during a portion of the period from August 12, 2009 to September 28, 2009, when creation activity resumed subject to certain limitations. These limitations included the following: (1) USNG may require Authorized Purchasers of its units to sell USNG specified investments, including the arrangement of an over-the-counter swap contract between the Authorized Purchaser and USNG, (2) USNG may limit its issuance of creation baskets to an Authorized Purchaser to a specified minimum or maximum number of baskets, (3) USNG’s management may vary the terms and conditions of investments to be delivered or arranged by an Authorized Purchaser in order to purchase a creation basket and (4) USNG’s management may decide to offer creation baskets only on particular days. The trading of USNG’s units at a premium may have caused an increase in tracking error. These limitations may continue to be imposed as needed at management’s discretion.

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

If the futures market is in backwardation, e.g., when the expected price of natural gas in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing natural gas prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on Treasuries, cash and/or cash equivalents), the value of the next month contract would rise as it approaches expiration and becomes the new near month contract. In this example, the value of the $7 investment would tend to rise faster than the spot price of natural gas, or fall slower. As a result, it would be possible in this hypothetical example for the spot price of natural gas to have risen to $9 after some period of time, while the value of the investment in the futures contract would have risen to $10, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of natural gas could have fallen to $5 while the value of an investment in the futures contract could have fallen to only $6. Over time, if backwardation remained constant, the difference would continue to increase.

If the futures market is in contango, the investor would be buying a next month contract for a higher price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing natural gas prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on Treasuries, cash and/or cash equivalents), the value of the next month contract would fall as it approaches expiration and becomes the new near month contract. In this example, it would mean that the value of the $7 investment would tend to rise slower than the spot price of natural gas, or fall faster. As a result, it would be possible in this hypothetical example for the spot price of natural gas to have risen to $9 after some period of time, while the value of the investment in the futures contract will have risen to only $8, assuming contango is large enough or enough time has elapsed. Similarly, the spot price of natural gas could have fallen to $6 while the value of an investment in the futures contract could have fallen to $5. Over time, if contango remained constant, the difference would continue to increase.

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

Near Month Price (NG1) vs Average Price of the Near 12 Months (12 M Strip)
(10 years between 2000-2009)*
18.00
16.00
14.00
12.00
10.00
8.00
6.00
4.00
2.00
-
1/1/2000
4/1/2000
7/1/2000
10/1/2000
1/1/2001
4/1/2001
7/1/2001
10/1/2001
1/1/2002
4/1/2002
7/1/2002
10/1/2002
1/1/2003
4/1/2003
7/1/2003
10/1/2003
1/1/2004
4/1/2004
7/1/2004
10/1/2004
1/1/2005
4/1/2005
7/1/2005
10/1/2005
1/1/2006
4/1/2006
7/1/2006
10/1/2006
1/1/2007
4/1/2007
7/1/2007
10/1/2007
1/1/2008
4/1/2008
7/1/2008
10/1/2008
1/1/2009
4/1/2009
7/1/2009
10/1/2009
NG1
12M Strip Price

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An investment in a portfolio that involved owning only the near month contract would likely produce a different result than an investment in a portfolio that owned an equal number of each of the near 12 months’ worth of contracts. Generally speaking, when the natural gas futures market is in backwardation, the near month only portfolio would tend to have a higher total return than the 12 month portfolio. Conversely, if the natural gas futures market was in contango, the portfolio containing 12 months’ worth of contracts would tend to outperform the near month only portfolio. The chart below shows the annual results of owning a portfolio consisting of the near month contract and a portfolio containing the near 12 months’ worth of contracts. In addition, the chart shows the annual change in the spot price of natural gas. In this example, each month, the near month only portfolio would sell the near month contract at expiration and buy the next month out contract. The portfolio holding an equal number of the near 12 months’ worth of contracts would sell the near month contract at expiration and replace it with the contract that becomes the new twelfth month contract.

Historical Data of Owning and Rolling the Near Month Light, Sweet Oil Contract vs the Near 12 Months and vs the Spot Price of Crude Oil* (2000-2009)
100.0%
80.0%
60.0%
40.0%
20.0%
0.0%
-20.0%
-40.0%
-60.0%
-80.0%
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
Front Month
Spot Price
12 Month Strip Return

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of USNG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in USNG units during the six months ended June 30, 2010 relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2009 and held to June 30, 2010 decreased, based upon the changes in the NAV for USNG units on those days, by approximately -22.29%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately -17.16% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2008 to June 30, 2009, contago impacted the total return on an investment in USNG units relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2008 and held to June 30, 2009 decreased, based upon the changes in the NAV for USNG units on those days, by approximately 40.70%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 31.79% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the six months ended June 30, 2010, natural gas prices in the United States were impacted by several factors. During the second quarter of 2010, the amount of natural gas in storage rose to higher than average levels versus the previous five years. Colder temperatures during January and February 2010, followed by warmer temperatures during March 2010, contributed to the decline in prices. In addition, increased natural gas production also contributed to a decline in natural gas prices during the six months ended June 30, 2010, with prices reaching a low at the end of the quarter of $4.616 on June 30, 2010.

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

For the ten year time period between 2000 and 2009, the chart below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in natural gas had a positive, but weak, correlation to movements in crude oil and unleaded gasoline, and a slightly stronger positive correlation to heating oil.

10 Year Correlation Matrix 2000-2009	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	-0.259	0.966	0.152	0.087	0.135	0.023
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	-0.237	-0.127	-0.078	-0.214	0.128
Global Equities (FTSE World Index)			1.000	0.246	0.165	0.196	0.084
Crude Oil				1.000	0.783	0.724	0.334
Heating Oil					1.000	0.613	0.446
Unleaded Gasoline						1.000	0.257
Natural Gas							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated, positively or negatively, with the movements of large-cap U.S. equities, U.S. government bonds, global equities, or two energy commodities of crude oil and heating oil. The movement of natural gas was more negatively correlated with gasoline in the most recent 12 months, than in the prior 10 year time period.

Correlation Matrix 12 months ended June 30, 2010	Large Cap U.S. Equities (S&P 500)	U.S.Gov’t. Bonds (EFFAS U.S. Gov’t Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	-0.400	0.968	0.495	0.613	0.460	-0.125
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.441	-0.486	-0.574	-0.445	-0.015
Global Equities (FTSE World Index)			1.000	0.523	0.635	0.471	-0.079
Crude Oil				1.000	0.941	0.801	-0.089
Heating Oil					1.000	0.846	-0.075
Unleaded Gasoline						1.000	-0.524
Natural Gas							1.000
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

The General Partner has evaluated the nature and types of estimates that it makes in preparing USNG’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by USNG for its futures contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USNG estimates income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

USNG currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USNG has allocated substantially all of its net assets to trading in Natural Gas Interests. USNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of USNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the net assets is held in USNG’s account at its custodian bank. Income received from USNG’s money market funds is paid to USNG. In prior periods, the amount of cash earned by USNG from the sale of Creation Baskets and from income earned has exceeded the amount of cash required to pay USNG’s expenses. However, during the six months ended June 30, 2010, USNG’s expenses exceeded the income USNG earned and the cash earned by the sale of Creation Baskets. During the six months ended June 30, 2010, USNG was forced to use other assets to pay cash expenses, which could cause a drop in USNG’s NAV over time. To the extent expenses have exceeded income, USNG’s NAV will be negatively impacted.

USNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, USNG’s over-the-counter contracts have very limited liquidity since they are negotiated agreements that are not transferable by USNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. Such market conditions or contractual limits could prevent USNG from promptly liquidating its positions in Natural Gas Interests. During the six months ended June 30, 2010, USNG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USNG cannot predict whether such an event may occur in the future.

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

During the six months ended June 30, 2010, USNG has entered into fully-collateralized over-the-counter transactions with six counterparties. Unlike most of the exchange-traded Futures Contracts, cleared swaps or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

The General Partner attempts to manage the credit risk of USNG by following various trading limitations and policies. In particular, USNG generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Natural Gas-Related Investments it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USNG to limit its credit exposure. UBS Securities LLC, USNG’s commodity broker, or any other broker that may be retained by USNG in the future, when acting as USNG’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USNG, all assets of USNG relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle USNG’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USNG’s assets related to foreign Futures Contracts trading and, in some cases, to cleared swaps executed through the futures commission merchant. Similarly, under its current over-the-counter agreements, USNG requires that collateral it posts or receives be posted with its custodian and, under agreements among the custodian, USNG and its counterparties, such collateral is segregated.

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of June 30, 2010, USNG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $3,019,728,057. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of June 30, 2010, USNG has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USNG. While USNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USNG’s financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, USNG requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called “Redemption Baskets.” USNG has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

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

The General Partner pays the fees of USNG’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USNG’s condensed financial statements and its SEC and CFTC reports. The General Partner and USNG have also entered into a licensing agreement with the NYMEX pursuant to which USNG and the affiliated funds managed by the General Partner, other than USBO, pay a licensing fee to the NYMEX. USNG also pays the fees and expenses associated with its tax accounting and reporting requirements.

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

As of June 30, 2010, USNG’s portfolio consisted of 8,732 Natural Gas NG Futures Contracts traded on the NYMEX, 29,271 Natural Gas NN Futures Contracts traded on the NYMEX, 56,627 cleared swaps traded on the ICE Futures and total return swaps with an aggregate market value of $(50,700,305). For a list of USNG’s current holdings, please see USNG’s website at www.unitedstatesnaturalgasfund.com.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

At June 30, 2010, USNG maintained fully-collateralized over-the-counter swap transactions with three counterparties and was in the process of negotiating agreements governing over-the-counter transactions with additional counterparties. Unlike most of the exchange-traded Futures Contracts, cleared swaps or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

To protect itself from the credit risk that arises in connection with such contracts, USNG has entered into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USNG also requires that the counterparty be highly rated and/or provide collateral or other credit support to address USNG’s exposure to the counterparty (i.e., the amount the counterparty would have to pay to USNG if the transaction with the counterparty were to terminate on that day). USNG must, to the extent its counterparty has exposure to it under the transaction, also post collateral. In addition, it is also possible for USNG and its counterparty to agree to clear their transactions under the agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures. In that event, USNG would no longer bear the credit risk of its original counterparty, as the clearinghouse would now be USNG’s counterparty. USNG would still retain any price risk associated with its transaction and would be required to deposit margin to secure the clearinghouse’s exposure to USNG.

The creditworthiness of each potential counterparty is assessed by the General Partner. The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the General Partner’s board of directors (the “Board”). Furthermore, the General Partner on behalf of USNG only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by the General Partner.

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

During the six months ended June 30, 2010, USNG employed hedging methods such as those described above to the extent it invested in fully-collateralized over-the-counter swap transactions designed to track percentage changes in the price of the Benchmark Futures Contract. During the six months ended June 30, 2010, USNG was exposed to counterparty risk on its fully-collateralized over-the-counter swap transactions with six counterparties.

The counterparty credit ratings for the exposure on over-the-counter swap transactions to which USNG was a party that would be owed to USNG due to a default or early termination by USNG’s counterparties at June 30, 2010 and December 31, 2009 were:

	December 31, 2009
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa1	1	$1,031,083,313	$—	$—	$—
A2	1	197,724,486	24,272,748	33,708,890	(9,436,142)
Aa3	1	614,340,863	—	—	—
Unrated	3	630,898,411	—	—	—

Total	6	$2,474,070,073	$24,272,748	$33,708,890	$(9,436,142)

	June 30, 2010
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
A2	1	$489,601,303	$—	$36,688,938	$(36,688,938)
Aa3	2	966,228,625	(50,637,655)	—	(50,637,655)

Total	3	$1,455,829,928	$(50,637,655)	$36,688,938	$(87,326,593)

*	The difference reflects minimum transfer amounts for collateral and potentially one day’s movement in the underlying total return, which would be collateralized the following business day.

The aggregate notional amount of USNG’s over-the-counter derivative transactions, which consisted of total return swaps, increased to $1,455,829,928 at June 30, 2010, as compared with no swaps for the period ended June 30, 2009. The aggregate notional amount of these derivative transactions, which is not included in the Condensed Schedule of Investments (Unaudited), is indicative of USNG’s activities in derivative transactions, but is not an indicator of the level of credit risk associated with these transactions.

At June 30, 2010, USNG’s counterparties posted $36,688,938 in cash and no securities as collateral with USNG’s custodian, as compared with $0 for the period ended June 30, 2009 for which no collateral was posted since USNG had not yet entered into any swaps. Under these over-the-counter swap agreements, USNG posted collateral with respect to its obligations of $245,337,709 in cash and $105,367,285 in securities at June 30, 2010, while no collateral was posted for the period ended June 30, 2009.

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

There has not been a material change from the risk factors previously disclosed in USNG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 1, 2010, except for the update to the risk factor set forth below to reflect the passage of The Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

On July 21, 2010, a broad financial regulatory reform bill, “The Dodd-Frank Wall Street Reform and Consumer Protection Act,” was signed into law that includes provisions altering the regulation of commodity interests. Provisions in the new law include the requirement that position limits on energy-based commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most over-the-counter transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in energy futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above. The new law and the rules to be promulgated may negatively impact USNG’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. In particular, new position limits imposed on USNG or its counterparties may impact USNG’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USNG’s investments and doing business, which could adversely affect USNG’s investors.

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

Item 6. Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

10.9**	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed on April 1, 2010.
***

In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: August 9, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 9, 2010