Form 10-Q
period 2010-09-30
United States Natural Gas Fund, LP
filed 2010-11-09
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐  Yes    ☒  No

UNITED STATES NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At September 30, 2010 (Unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents (Note 5)	$2,221,298,456	$3,896,493,193
Equity in UBS Securities LLC trading accounts:
Cash	415,534,383	733,693,664
Unrealized loss on open commodity futures and cleared swap contracts	(107,170,523)	(41,777,265)
Unrealized loss on open swap contracts	(39,225,813)	(39,408,688)
Receivable for units sold	58,160,177	-
Dividend receivable	76,209	110,235
Other assets	258,318	192,758

Total assets	$2,548,931,207	$4,549,303,897

Liabilities and Partners’ Capital
Investment payable	$12,452,969	$19,112,096
General Partner management fees payable (Note 3)	1,128,881	1,918,167
Interest payable	-	20,751
Professional fees payable	2,172,106	2,609,981
Brokerage commission fees payable	216,250	256,250
License fees payable	159,704	231,345
Directors’ fees payable	23,322	48,144

Total liabilities	16,153,232	24,196,734

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	-	-
Limited Partners	2,532,777,975	4,525,107,163

Total Partners’ Capital	2,532,777,975	4,525,107,163

Total liabilities and partners’ capital	$2,548,931,207	$4,549,303,897

Limited Partners’ units outstanding	409,800,000	449,500,000

Net asset value per unit	$6.18	$10.07

Market value per unit	$6.17	$10.08

See accompanying notes to condensed financial statements

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2010

	Number of Contracts	Loss on Open Commodity Contracts	% of Partners’ Capital
Open Cleared Swap Contracts - Long
Foreign Contracts
ICE Natural Gas Cleared Swap ICE LOT contracts, expire November 2010	56,325	$(46,221,738)	(1.83)

Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG contracts, expire November 2010	15,327	(37,610,210)	(1.48)
NYMEX Natural Gas Futures NN contracts, expire November 2010	28,440	(23,338,575)	(0.92)

	43,767	(60,948,785)	(2.40)

Total Open Cleared Swap and Futures Contracts	100,092	$(107,170,523)	(4.23)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.13%, 12/30/2010*	$250,000,000	$249,921,874	9.87

United States - Money Market Funds
Fidelity Institutional Government Portfolio – Class I	676,409,674	676,409,674	26.71
Goldman Sachs Financial Square Funds – Government Fund – Class SL	350,407,499	350,407,499	13.83
Morgan Stanley Institutional Liquidity Fund – Government Portfolio	325,204,269	325,204,269	12.84

Total Money Market Funds		1,352,021,442	53.38

Total Cash Equivalents		$1,601,943,316	63.25

*	Security or partial security segregated as collateral for open over-the-counter total return swap contracts.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited) (Continued)

At September 30, 2010

Open Over-the-Counter Total Return Swap Contracts

	Notional Amount	Market Value	Unrealized Loss	Range of Termination Dates
Swap agreement to receive return on the eXtra US1 Excess Return Index	$302,403,295	$(119,149)	$(119,149)	10/29/2010
Swap agreement to receive return on the eXtra US1 Excess Return Index	87,471,417	(34,464)	(34,464)	3/31/2011
Swap agreement to receive return on the Custom Natural Gas Index (UNG) – Excess Return	270,579,444	(6,154,305)	(6,154,305)	10/20/2010
Swap agreement to receive return on the Custom Natural Gas Index (UNG) – Excess Return	109,071,326	(2,480,368)	(2,480,368)	12/8/2010
Swap agreement to receive return on NYMEX Henry Hub Natural Gas Futures Contract	388,461,256	(30,437,527)	(30,437,527)	11/5/2010 – 2/28/2011

Total unrealized loss on open swap contracts			$(39,225,813)

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2010 and 2009

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Income
Gain (loss) on trading of commodity contracts:
Realized loss on closed futures contracts	$(322,980,528)	$(1,373,165,816)	$(588,431,233)	$(1,423,740,733)
Realized loss on closed swaps contracts	(299,303,802)	(3,330,675)	(808,162,224)	(3,330,675)
Change in unrealized gain (loss) on open futures contracts	50,865,705	665,582,415	(65,393,258)	267,117,715
Change in unrealized gain on open swaps contracts	11,474,492	45,339,121	182,875	45,339,121
Dividend income	308,040	912,041	678,804	2,127,276
Interest income	130,596	56,346	339,680	114,256
Other income	48,000	11,000	147,000	185,000

Total loss	(559,457,497)	(664,595,568)	(1,460,638,356)	(1,112,188,040)

Expenses
General Partner management fees (Note 3)	3,554,792	5,158,662	12,547,636	8,923,338
Brokerage commissions	1,426,297	5,726,699	4,704,088	9,704,462
Professional fees	470,955	1,339,609	1,809,025	2,574,831
Directors’ fees	44,100	49,631	508,785	93,044
Other expenses	182,242	996,753	632,644	1,487,666

Total expenses	5,678,386	13,271,354	20,202,178	22,783,341

Net loss	$(565,135,883)	$(677,866,922)	$(1,480,840,534)	$(1,134,971,381)

Net loss per limited partnership unit	$(1.60)	$(2.23)	$(3.89)	$(11.70)

Net loss per weighted average limited partnership unit	$(1.53)	$(1.99)	$(3.74)	$(6.58)

Weighted average limited partnership units outstanding	368,934,783	341,418,478	395,784,249	172,615,751

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the nine months ended September 30, 2010

	General Partner	Limited Partners	Total

Balances, at December 31, 2009	$-	$4,525,107,163	$4,525,107,163
Addition of 176,500,000 partnership units	-	1,239,772,146	1,239,772,146
Redemption of 216,200,000 partnership units	-	(1,751,260,800)	(1,751,260,800)
Net loss	-	(1,480,840,534)	(1,480,840,534)

Balances, at September 30, 2010	$-	$2,532,777,975	$2,532,777,975

Net Asset Value Per Unit:
At December 31, 2009	$10.07

At September 30, 2010	$6.18

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2010 and 2009

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Cash Flows from Operating Activities:
Net loss	$(1,480,840,534)	$(1,134,971,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in commodity futures trading account – cash	318,159,281	(422,583,881)
Unrealized (gain) loss on open futures contracts	65,393,258	(267,117,715)
Unrealized gain on open swap contracts	(182,875)	(45,339,121)
Increase in investment receivable	-	(46,980,668)
Increase in dividend receivable and other assets	(31,534)	(32,922)
Increase (decrease) in General Partner management fees payable	(789,286)	1,145,711
Increase in prepaid premium on open swap contracts	-	(187,471)
Decrease in investment payable	(6,659,127)	-
Decrease in interest payable	(20,751)	-
Increase (decrease) in professional fees payable	(437,875)	1,118,734
Increase (decrease) in brokerage commission fees payable	(40,000)	546,750
Increase (decrease) in license fees payable	(71,641)	166,052
Increase (decrease) in directors’ fees payable	(24,822)	20,219

Net cash used in operating activities	(1,105,545,906)	(1,914,215,693)

Cash Flows from Financing Activities:
Addition of partnership units	1,181,611,969	5,375,001,043
Redemption of partnership units	(1,751,260,800)	(925,022,151)

Net cash provided by (used in) financing activities	(569,648,831)	4,449,978,892

Net Increase (Decrease) in Cash and Cash Equivalents	(1,675,194,737)	2,535,763,199

Cash and Cash Equivalents, beginning of period	3,896,493,193	419,929,831

Cash and Cash Equivalents, end of period	$2,221,298,456	$2,955,693,030

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2010 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“USNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. USNG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USNG’s units traded on the American Stock Exchange (the “AMEX”). USNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of December 4, 2007 (the “LP Agreement”). The investment objective of USNG is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USNG’s expenses. USNG accomplishes its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of September 30, 2010, USNG held 15,327 NG Futures Contracts and 28,440 NN Financially Settled Futures Contracts traded on the NYMEX, 56,325 cleared swap contracts traded on the ICE Futures, and over-the-counter swap transactions with three counterparties.

USNG commenced investment operations on April 18, 2007 and has a fiscal year ending on December 31. United States Commodity Funds LLC (the “General Partner”) is responsible for the management of USNG. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. The General Partner is also the sponsor of the United States Commodity Index Fund (“USCI”) which listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010.

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

In April 2007, USNG initially registered 30,000,000 units on Form S-1 with the SEC. On April 18, 2007, USNG listed its units on the AMEX under the ticker symbol “UNG”. On that day, USNG established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000. USNG also commenced investment operations on April 18, 2007, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of September 30, 2010, USNG had registered a total of 1,480,000,000 units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statement of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statement of operations. USNG earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the overnight Federal Funds Rate less 32 basis points. In addition, USNG earns income on funds held at the custodian at prevailing market rates earned on such investments.

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

In accordance with GAAP, USNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USNG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USNG is not subject to income tax return examinations by major taxing authorities for years before 2006 (year of inception). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USNG recording a tax liability that reduces net assets. However, USNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. USNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2010.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at September 30, 2010.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires USNG’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

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

Ongoing Registration Fees and Other Offering Expenses

USNG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2010 and 2009, USNG incurred $68,210 and $1,086,478, respectively, in registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, USNG entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, USNG and the affiliated funds managed by the General Partner, other than USBO and USCI, pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the nine months ended September 30, 2010 and 2009, USNG incurred $558,607 and $388,475, respectively, under this arrangement.

Investor Tax Reporting Cost

USNG pays the fees and expenses associated with its audit expenses and tax accounting and reporting requirements. These costs are estimated to be $2,335,000 for the calendar year 2010.

Other Expenses and Fees

In addition to the fees described above, USNG pays all brokerage fees, transaction costs for over-the-counter swaps and other expenses in connection with the operation of USNG, excluding costs and expenses paid by the General Partner as outlined in Note 4 below.

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

USNG is also party to a custodian agreement, dated January 12, 2007, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and the General Partner, whereby BBH&Co. holds investments on behalf of USNG. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, USNG is party to an administrative agency agreement, dated March 5, 2007, as amended from time to time, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USNG. The General Partner also pays the fees of BBH&Co. for its services under such agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USNG and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USNG’s, USOF’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets, (b) 0.0465% for USNG’s, USOF’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USNG’s, USOF’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

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

On May 30, 2007, USNG and the NYMEX entered into a licensing agreement whereby USNG was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, USNG and the affiliated funds managed by the General Partner, other than USBO and USCI, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

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

Through September 30, 2010, all of USNG’s investment contracts were exchange-traded futures contracts, cleared swaps or fully-collateralized over-the-counter swaps. The liquidity and credit risks associated with exchange-traded contracts and cleared swaps are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. At September 30, 2010, USNG maintained over-the-counter transactions with three counterparties. Over-the-counter transactions subject USNG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. However, as compared to its over-the-counter transactions, it may more easily realize value by reselling its futures contracts. In addition, USNG bears the risk of financial failure by the clearing broker.

At September 30, 2010, USNG’s counterparties posted $0 in cash and $0 in securities as collateral with USNG’s custodian, as compared with $96,070,000 and $0 in securities at September 30, 2009. Under these agreements, USNG posted collateral with respect to its obligations of $179,617,199 in cash and $73,574,000 in securities, such as U.S. Treasuries, at September 30, 2010, as compared with $566,722,680 in cash and $0 in securities at September 30, 2009.

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

The General Partner invests a portion of USNG’s cash in money market funds that seek to maintain a stable net asset value. USNG is exposed to any risk of loss associated with an investment in these money market funds. As of September 30, 2010 and December 31, 2009, USNG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $2,636,832,839 and $4,630,186,857, respectively. This amount is subject to loss should these institutions cease operations.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, USNG is exposed to market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, USNG pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

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

In some instances, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

The following table summarizes the valuation of USNG’s securities at December 31, 2009 using the fair value hierarchy.

At December 31, 2009	Total	Level I	Level II	Level III
Short-Term Investments	$2,701,280,542	$2,701,280,542	$-	$-
Exchange-Traded Futures Contracts	(24,534,790)	(24,534,790)	-	-
Exchange-Traded Cleared Swap Contracts	(17,242,475)	(17,242,475)	-	-
Over-the-Counter Total Return Swap Contracts	(39,408,688)	-	-	(39,408,688)

During the year ended December 31, 2009, there were no significant transfers between Level I and Level II.

Following is a reconciliation of assets in which significant observable inputs (Level III) were used in determining fair value:

Total Return Swap Contracts
Beginning balance as of 12/31/08	$-
Realized gain (loss)*	-
Change in unrealized gain (loss)	(39,408,688)

Ending balance as of 12/31/09	$(39,408,688)

*	The realized loss incurred during the year ended December 31, 2009 for total return swaps was $39,014,082.

The following table summarizes the valuation of USNG’s securities at September 30, 2010 using the fair value hierarchy:

At September 30, 2010	Total	Level I	Level II	Level III
Short-Term Investments	$1,601,943,316	$1,601,943,316	$-	$-
Exchange-Traded Futures Contracts	(60,948,785)	(60,948,785)	-	-
Exchange-Traded Cleared Swap Contracts	(46,221,738)	(46,221,738)	-	-
Over-the-Counter Total Return Swap Contracts	(39,225,813)	-	-	(39,225,813)

During the nine months ended September 30, 2010, there were no significant transfers between Level I and Level II.

Following is a reconciliation of assets in which significant observable inputs (Level III) were used in determining fair value:

Total Return Swap Contracts
Beginning balance as of 12/31/09	$(39,408,688)
Realized gain (loss)*	-
Change in unrealized gain (loss)	182,875

Ending balance as of 09/30/10	$(39,225,813)

*	The realized loss incurred during the nine months ended September 30, 2010 for total return swaps was $808,162,224.

Effective January 1, 2009, USNG adopted the provisions of Accounting Standards Codification 815— Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statement of Financial Condition Location	Fair Value At September 30, 2010	Fair Value At December 31, 2009
Futures - Commodity Contracts	Assets	$(107,170,523)	$(41,777,265)
Swaps - Commodity Contracts	Assets -	$(39,225,813)	$(39,408,688)
	Unrealized
	Loss

The Effect of Derivative Instruments on the Statements of Operations

		For the nine months ended September 30, 2010		For the nine months ended September 30, 2009
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed futures contracts	$(588,431,233)		$(1,423,740,733)
	Change in unrealized gain (loss) on open futures contracts		$(65,393,258)		$267,117,715
Swaps - Commodity Contracts	Realized gain (loss) on closed swap contracts	(808,162,224)		(3,330,675)
	Change in unrealized gain (loss) on open swap contracts		182,875		45,339,121

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2010 and 2009 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2010 (Unaudited)	For the nine months ended September 30, 2009 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$10.07	$23.27
Total loss	(3.84)	(11.57)
Total expenses	(0.05)	(0.13)

Net decrease in net asset value	(3.89)	(11.70)

Net asset value, end of period	$6.18	$11.57

Total Return	(38.63)%	(50.28)%

Ratios to Average Net Assets
Total loss	(46.29)%	(50.37)%

Expenses excluding management fees*	0.32%	0.84%

Management fees*	0.53%	0.54%

Net loss	(46.93)%	(51.40)%

*   Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USNG.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 is not expected to have a material impact on USNG’s financial statement disclosures.

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

Introduction

USNG, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USNG is for the changes in percentage terms of its units’ net asset value (“NAV”) to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract for natural gas traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less USNG’s expenses.

USNG invests in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q. Due, in part, to USNG’s obligation to comply with current and potential regulatory limits, it has invested in, and may continue to invest in, Other Natural Gas-Related Investments in order to fulfill its investment objective.

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

Price Movements

Natural gas futures prices exhibited a general downtrend during the nine months ended September 30, 2010. The price of the Benchmark Futures Contract started the year at $5.572. It hit a peak on January 6, 2010 of $6.009 and then fell over the course of the period. The low price of the period was on August 27, 2010, when the Benchmark Futures Contract was $3.705. The Benchmark Futures Contract on September 30, 2010 was $3.872, for a return of approximately -30.51% over the period. Similarly, USNG’s NAV initially rose during the period from a starting level of $10.07 per unit to a high on January 6, 2010 of $10.86 per unit. USNG’s NAV reached its low for the period on September 30, 2010 at $6.18 per unit. The NAV on September 30, 2010 was $6.18, for a return of approximately -38.63% over the period. The Benchmark Futures Contract prices listed above began with the February 2010 contract and ended with the November 2010 contract. The return of approximately -30.51% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. An investment in natural gas Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing natural gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USNG seeks to track, which are more fully described below in the section titled “Tracking USNG’s Benchmark”.

From January 1 to February 18, 2010, the natural gas futures market remained in a state of backwardation, meaning that the price of the near month natural gas Futures Contract was typically higher than the price of the next month natural gas Futures Contract, or contracts further away from expiration. From February 18, 2010 through the end of the third quarter of 2010, the natural gas futures market was in contango, with the exception of a very brief period of backwardation in late July 2010. A contango market is one in which the price of the near month natural gas Futures Contract is less than the price of the next month natural gas Futures Contract, or contracts further away from expiration. As a result of contango or backwardation, as the case may be, the return of approximately -30.51% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns.”

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

Since its initial offering of 30,000,000 units, USNG has made four subsequent offerings of its units: 50,000,000 units which were registered with the SEC on November 21, 2007, 100,000,000 units which were registered with the SEC on August 28, 2008, 300,000,000 units which were registered with the SEC on May 6, 2009 and an additional 1,000,000,000 units which were registered with the SEC on August 12, 2009. As of September 30, 2010, USNG had issued 758,600,000 units, 409,800,000 of which were outstanding. As of September 30, 2010, there were 726,400,000 units registered but not yet issued.

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

For the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

As of September 30, 2010, the total unrealized loss on Futures Contracts, cleared swap contracts and over-the-counter swap contracts owned or held on that day was $146,396,336 and USNG established cash deposits, including cash investments in money market funds, that were equal to $2,636,832,839. USNG held 84.24% of its cash assets in overnight deposits and money market funds at its custodian bank, while 15.76% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on September 30, 2010 was $6.18.

By comparison, as of September 30, 2009, the total unrealized gain on Futures Contracts owned or held on that day was $304,751,966 and USNG established cash deposits, including cash investments in money market funds, that were equal to $3,671,896,465. USNG held 80.49% of its cash assets in overnight deposits and money market funds at its custodian bank, while 19.51% of the cash balance was held as margin deposits for the Futures Contracts purchased. The decrease in cash assets in overnight deposits and money market funds from September 30, 2009 to September 30, 2010 was the result of USNG’s greater size in the prior period as measured by total net assets. The ending per unit NAV on September 30, 2009 was $11.57. The decrease in the per unit NAV from September 30, 2009 to September 30, 2010 was primarily a result of sharply lower prices for natural gas and the related decline in the value of the Futures Contracts that USNG had invested in between the period ended September 30, 2009 and the period ended September 30, 2010.

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

During the nine months ended September 30, 2010, the daily average total net assets of USNG were $3,155,228,735. The management fee incurred by USNG during the period amounted to $12,547,636, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.53% over the course of this nine month period. By comparison, during the nine months ended September 30, 2009, the daily average total net assets of USNG were $2,207,965,179. The management fee paid by USNG during this nine month period amounted to $8,923,338, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.54% over the course of this nine month period. USNG’s management fees as a percentage of total net assets were lower for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to USNG having had a greater number of days in which total net assets exceeded $1 billion and were therefore charged the lower rate of 0.50%.

In addition to the management fee, USNG pays all brokerage fees, transaction costs for over-the-counter swaps and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the nine months ended September 30, 2010 was $7,654,542, which included approximately $68,210 in registration fees paid to the SEC, as compared to $13,860,003 for the nine months ended September 30, 2009. The decrease in expenses from the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2010 was primarily due decreased activity that resulted in decreased licensing fees, decreased brokerage fees, and decreased tax reporting costs during the nine months ended September 30, 2010. These decreases were partially offset by increased transaction costs for over-the-counter swaps during the nine months ended September 30, 2010. For the nine months ended September 30, 2010, USNG incurred $68,210 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the nine months ended September 30, 2009, USNG incurred $1,806,478 in ongoing registration fees and other expenses relating to the registration and offering of additional units.

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USNG shares these fees and expenses with the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), based on the relative assets of each fund computed on a daily basis. These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds. By comparison, for the year ended December 31, 2009, these fees and expenses amounted to a total of $433,046 for all funds, and USNG’s portion of such fees and expenses was $159,942. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense. Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of April 1, 2010, USNG is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and USNG, USOF, US12OF, UGA, USHO, USSO, US12NG and USBO.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the nine months ended September 30, 2010, total commissions paid to brokers amounted to $4,704,088. By comparison, during the nine months ended September 30, 2009, total commissions paid to brokers amounted to $9,704,462. The decrease in the total commissions paid to brokers from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 primarily a function of decreased brokerage fees due to a fewer number of Natural Gas Interests being held and traded as a result of the decrease in USNG’s average total net assets, and the replacement of these Natural Gas Interests with investments in over-the-counter swaps during the nine months ended September 30, 2010. As an annualized percentage of total net assets, the figure for the nine months ended September 30, 2010 represents approximately 0.20% of total net assets. By comparison, the figure for the nine months ended September 30, 2009 represented approximately 0.59% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USNG’s transaction fees were higher during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 due to the increased investment in Other Natural Gas-Related Investments, including over-the-counter swaps, during that period. In particular, the transaction costs for over-the-counter swaps, including up front fees and spreads charged by counterparties, are significantly higher as compared to those for exchange-traded Natural Gas Interests. USNG incurred $5,525,517 in transaction costs during the nine months ended September 30, 2010 as compared to $1,286,544 in transaction costs during the nine months ended September 30, 2009.

USNG pays the fees and expenses associated with its audit expenses and tax accounting and reporting requirements. These costs are estimated to be $2,335,000 for the calendar year 2010.

Dividend and Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the nine months ended September 30, 2010, USNG earned $1,018,484 in dividend and interest income on such cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.04%. USNG purchased Treasuries during the nine months ended September 30, 2010 and also held cash and/or cash equivalents during this time period. By comparison, for the nine months ended September 30, 2009, USNG earned $2,241,532 in dividend and interest income on such cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.14%. USNG did not purchase Treasuries during the nine months ended September 30, 2009 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2010 compared to the same time period in 2009. As a result, the amount of income earned by USNG as a percentage of total net assets was lower during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

For the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Portfolio Expenses. During the three months ended September 30, 2010, the daily average total net assets of USNG were $2,620,650,678. The management fee incurred by USNG during the period amounted to $3,554,792, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.54% over the course of this three month period. By comparison, during the three months ended September 30, 2009, the daily average total net assets of USNG were $3,893,286,748. The management fee paid by USNG during the period amounted to $5,158,662, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.53% over the course of this three month period. Management fees as a percentage of average net assets were higher for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to the period ended September 30, 2010 having a lower amount of total net assets that exceeded $1 billion, so that a smaller percentage of assets were charged at the lower rate of 0.50%.

In addition to the management fee, USNG pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended September 30, 2010 was $2,123,594, as compared to $8,112,692 for the three months ended September 30, 2009. The decrease in expenses from the three months ended September 30, 2009 as compared to the three months ended September 30, 2010 was primarily due to the relative size of USNG and activity that resulted from its decreased size, including decreased brokerage fees, decreased licensing fees and decreased tax reporting costs. For the three months ended September 30, 2010, USNG incurred $22,510 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended September 30, 2009, USNG incurred $763,759 in ongoing registration fees and other expenses relating to the registration and offering of additional units.

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USNG shares these fees and expenses with USOF, US12OF, UGA, USHO, USSO, US12NG and USBO based on the relative assets of each fund computed on a daily basis. These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds. By comparison, for the year ended December 31, 2009, these fees and expenses amounted to a total of $433,046 for all funds, and USNG’s portion of such fees and expenses was $159,942. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense. Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of April 1, 2010, USNG is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and USNG, USOF, US12OF, UGA, USHO, USSO, US12NG and USBO.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the three months ended September 30, 2010, total commissions paid to brokers amounted to $1,426,297. By comparison, during the three months ended September 30, 2009, total commissions paid to brokers amounted to $5,726,699. The decrease in the total commissions paid to brokers from the three months ended September 30, 2009 as compared to the three months ended September 30, 2010 was primarily a function of decreased brokerage fees due to a fewer number of Natural Gas Interests being held and traded as a result of the decrease in USNG’s average total net assets, and the replacement of these Natural Gas Interests with investments in over-the-counter swaps during the three months ended September 30, 2010. As an annualized percentage of total net assets, the figure for the three months ended September 30, 2010 represents approximately 0.22% of total net assets. By comparison, the figure for the three months ended September 30, 2009 represented approximately 0.58% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters. If USNG enters into Other Natural Gas-Related Investments in the future, as anticipated, it is likely that these expenses will increase.

USNG’s transaction fees were higher during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 due to the increased investment in Other Natural Gas-Related Investments, including over-the-counter swaps, during that period. In particular, the transaction costs for over-the-counter swaps, including up front fees and spreads charged by counterparties, are significantly higher as compared to those for exchange-traded Natural Gas Interests. USNG incurred $1,609,564 in transaction costs during the three months ended September 30, 2010 as compared to $1,286,544 in transaction costs during the three months ended September 30, 2009.

USNG pays the fees and expenses associated with its audit expenses and tax accounting and reporting requirements. These costs are estimated to be $2,335,000 for the calendar year 2010.

Dividend and Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended September 30, 2010, USNG earned $438,636 in dividend and interest income on such cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.07%. USNG purchased Treasuries during the three months ended September 30, 2010 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2009, USNG earned $968,387 in dividend and interest income on such cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.10%. USNG did not purchase Treasuries during the three months ended September 30, 2009 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents, and Treasuries, were lower during the three months ended September 30, 2010 compared to the same time period in 2009. As a result, the amount of income earned by USNG as a percentage of total net assets was lower during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Tracking USNG’s Benchmark

USNG’s management seeks to manage USNG’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USNG’s management seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USNG’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USNG’s management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USNG’s portfolio management goals do not include trying to make the nominal price of USNG’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for natural gas. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts and Other Natural Gas-Related Investments.

For the 30 valuation days ended September 30, 2010, the simple average daily change in the Benchmark Futures Contract was -0.452%, while the simple average daily change in the NAV of USNG over the same time period was 0.457%. The average daily difference was -0.005% (or -0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -4.724%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USNG’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended September 30, 2010. The second chart below shows the monthly total returns of USNG as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the offering of USNG’s units to the public on April 18, 2007 to September 30, 2010, the simple average daily change in the Benchmark Futures Contract was -0.189%, while the simple average daily change in the NAV of USNG over the same time period was -0.189%. The average daily difference was -0.001% (or -0.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.205%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2010, the actual total return of USNG as measured by changes in its NAV was -38.63%. This is based on an initial NAV of $10.07 on December 31, 2009 and an ending NAV as of September 30, 2010 of $6.18. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USNG would have had an estimated NAV of $6.23 as of September 30, 2010, for a total return over the relevant time period of -38.13%. The difference between the actual NAV total return of USNG of -38.63% and the expected total return based on the Benchmark Futures Contract of -38.13% was an error over the time period of -0.50%, which is to say that USNG’s actual total return underperformed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USNG pays offset in part by the income that USNG collects on its cash and cash equivalent holdings During the nine months ended September 30, 2010, USNG received dividend and interest income of $1,018,484, which is equivalent to a weighted average income rate of 0.04% for such period. In addition, during the nine months ended September 30, 2010, USNG also collected $147,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income contributed to USNG’s actual return. However, if the total assets of USNG continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the nine months ended September 30, 2010, USNG incurred total expenses of $20,202,178. Income from dividends and interest and Authorized Purchaser collections net of expenses was $19,036,694, which is equivalent to an annualized weighted average net income rate of -0.81% for the nine months ended September 30, 2010.

By comparison, for the nine months ended September 30, 2009, the actual total return of USNG as measured by changes in its NAV was -50.28%. This was based on an initial NAV of $23.27 on December 31, 2008 and an ending NAV as of September 30, 2009 of $11.57. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USNG would have had an estimated NAV of $11.68 as of September 30, 2009, for a total return over the relevant time period of -49.81%. The difference between the actual NAV total return of USNG of -50.28% and the expected total return based on the Benchmark Futures Contract of -49.81% was an error over the time period of -0.47%, which is to say that USNG’s actual total return underperformed the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USNG paid offset in part by the income that USNG collected on its cash and cash equivalent holdings. During the nine months ended September 30, 2009, USNG received dividend and interest income of $2,241,532, which is equivalent to a weighted average income rate of 0.14% for such period. In addition, during the nine months ended September 30, 2009, USNG also collected $185,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USNG’s actual return. During the nine months ended September 30, 2009, USNG incurred total expenses of $22,783,341. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(20,794,241), which is equivalent to an annualized weighted average net income rate of -1.26% for the nine months ended September 30, 2009.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

There are currently three factors that have impacted or are most likely to impact USNG’s ability to accurately track its Benchmark Futures Contract.

First, USNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USNG executes the trade. In that case, USNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USNG to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the nine months ended September 30, 2010, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USNG’s attempt to track the Benchmark Futures Contract over time.

Second, USNG earns dividend and interest income on its cash, cash equivalents and Treasury holdings. USNG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2010. Interest payments, and any other income, were retained within the portfolio and added to USNG’s NAV. When this income exceeds the level of USNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USNG will realize a net yield that will tend to cause daily changes in the NAV of USNG to track slightly higher than daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2010, USNG earned, on an annualized basis, approximately 0.04% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.53% for management fees and approximately 0.20% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.12% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.81% and affected USNG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2010, USNG held Other Natural Gas-Related Investments. These holdings included a financially settled natural gas futures contract traded on NYMEX whose settlement price tracks the settlement price of the Benchmark Futures Contract. USNG also held investments in cleared swaps traded on the ICE Futures whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized over-the-counter swaps designed to track the settlement price of the Benchmark Futures Contract. Due, in part, to the increased size of USNG over the last several quarters and its obligations to comply with current and potential regulatory limits, USNG has invested in Other Natural Gas-Related Investments, such as over-the-counter swaps, which have increased transaction-related expenses and may result in increased tracking error. Over-the-counter swaps increase transaction-related expenses due to the fact that USNG must pay to the swap counterparty certain fees that USNG does not have to pay for transactions executed on an exchange. Finally, due to potential regulatory limitations, USNG may determine to hold greater amounts of cash and cash equivalents and lesser amounts of Natural Gas Interests, if it determines that will most appropriately satisfy USNG’s investment objective. Holding more cash and cash equivalents and less Natural Gas Interests for some period of time may result in increased tracking error. There are additional Other Natural Gas-Related Investments that USNG is permitted to invest in whose price movements may not track the settlement price of the Benchmark Futures Contract.

On August 12, 2009, USNG’s management determined to suspend offerings of USNG’s units since it could not invest the proceeds from such offerings in investments that would permit it to meet USNG’s investment objective due to current and anticipated new regulatory restrictions and limitations. As a result of this suspension of creation activity, USNG’s shares may have been trading at a premium during a portion of the period from August 12, 2009 to September 28, 2009, when creation activity resumed subject to certain limitations. These limitations included the following: (1) USNG may require Authorized Purchasers of its units to sell USNG specified investments, including the arrangement of an over-the-counter swap contract between the Authorized Purchaser and USNG, (2) USNG may limit its issuance of baskets consisting of 100,000 units (“Creation Baskets”) to an Authorized Purchaser to a specified minimum or maximum number of baskets, (3) USNG’s management may vary the terms and conditions of investments to be delivered or arranged by an Authorized Purchaser in order to purchase a Creation Basket and (4) USNG’s management may decide to offer Creation Baskets only on particular days. The trading of USNG’s units at a premium may have caused an increase in tracking error. These limitations may continue to be imposed as needed at management’s discretion.

Term Structure of Natural Gas Futures Prices and the Impact on Total Returns. Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result from investing in near month futures contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the next month contract. For example, if the price of the near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration. Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), then absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes the near month contract and approaches expiration.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of USNG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in USNG units during the nine months ended September 30, 2010 relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2009 and held to September 30, 2010 decreased, based upon the changes in the NAV for USNG units on those days, by approximately -38.63%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 30.51% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2008 to September 30, 2009, contago impacted the total return on an investment in USNG units relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2008 and held to September 30, 2009 decreased, based upon the changes in the NAV for USNG units on those days, by approximately 50.28%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 49.81% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

Periods of contango or backwardation do not materially impact USNG’s investment objective of having the percentage changes in its per unit NAV track the percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tend to equally impact the percentage changes in price of both USNG’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods and, because of the seasonal nature of natural gas demand, both may occur within a single year’s time.

Natural Gas Market. During the nine months ended September 30, 2010, natural gas prices in the United States were impacted by several factors. The amount of natural gas in storage rose above, and remained near the high of, average levels as compared to the previous five years. Colder temperatures during January and February 2010, followed by warmer temperatures during March 2010, contributed to the decline in prices. In addition, increased natural gas production also contributed to a decline in natural gas prices during the nine months ended September 30, 2010, with prices reaching a low of $3.651 on August 27, 2010.

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

10 Year Correlation Matrix 2000-2009	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	-0.259	0.966	0.152	0.087	0.135	0.023
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.237	-0.127	-0.078	-0.214	0.128
Global Equities (FTSE World Index)			1.000	0.246	0.165	0.196	0.084
Crude Oil				1.000	0.783	0.724	0.334
Heating Oil					1.000	0.613	0.446
Unleaded Gasoline						1.000	0.257
Natural Gas							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated, positively or negatively, with the movements of large-cap U.S. equities, U.S. government bonds, global equities, crude oil, heating oil and gasoline.

Correlation Matrix 12 Months ended September 30, 2010	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	-0.504	0.973	0.715	0.717	0.676	-0.075
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.504	-0.559	-0.587	-0.569	-0.282
Global Equities (FTSE World Index)			1.000	0.743	0.748	0.687	-0.074
Crude Oil				1.000	0.943	0.958	0.115
Heating Oil					1.000	0.914	0.003
Unleaded Gasoline						1.000	-0.004
Natural Gas							1.000
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

The General Partner has evaluated the nature and types of estimates that it makes in preparing USNG’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by USNG for its Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USNG estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

USNG currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USNG has allocated substantially all of its net assets to trading in Natural Gas Interests. USNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of USNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the net assets is held in USNG’s account at its custodian bank. Income received from USNG’s money market funds is paid to USNG. In prior periods, the amount of cash earned by USNG from the sale of Creation Baskets and from income earned has exceeded the amount of cash required to pay USNG’s expenses. However, during the nine months ended September 30, 2010, USNG’s expenses exceeded the income USNG earned and the cash earned by the sale of Creation Baskets. During the nine months ended September 30, 2010, USNG was forced to use other assets to pay cash expenses, which could cause a drop in USNG’s NAV over time. To the extent expenses have exceeded income, USNG’s NAV will be negatively impacted.

USNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, USNG’s over-the-counter contracts have very limited liquidity since they are negotiated agreements that are not transferable by USNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. Such market conditions or contractual limits could prevent USNG from promptly liquidating its positions in Natural Gas Interests. During the nine months ended September 30, 2010, USNG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USNG cannot predict whether such an event may occur in the future.

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

During the nine months ended September 30, 2010, USNG entered into fully-collateralized over-the-counter transactions with six counterparties. Unlike most exchange-traded futures contracts, cleared swaps or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

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

As of September 30, 2010, USNG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $2,636,832,839. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of September 30, 2010, USNG has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USNG. While USNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USNG’s financial position.

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

As of September 30, 2010, USNG’s portfolio consisted of 15,327 Natural Gas NG Futures Contracts traded on the NYMEX, 28,440 Natural Gas NN Futures Contracts traded on the NYMEX, 56,325 cleared swaps traded on the ICE Futures and total return swaps with an aggregate market value of $(39,225,813). For a list of USNG’s current holdings, please see USNG’s website at www.unitedstatesnaturalgasfund.com.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

At September 30, 2010, USNG maintained fully-collateralized over-the-counter swap transactions with three counterparties and was in the process of negotiating agreements governing over-the-counter transactions with additional counterparties. Unlike most of the exchange-traded Futures Contracts, cleared swaps or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

During the nine months ended September 30, 2010, USNG employed hedging methods such as those described above to the extent it invested in fully-collateralized over-the-counter swap transactions designed to track percentage changes in the price of the Benchmark Futures Contract. During the nine months ended September 30, 2010, USNG was exposed to counterparty risk on its fully-collateralized over-the-counter swap transactions with six counterparties.

The counterparty credit ratings for the exposure on over-the-counter swap transactions to which USNG was a party that would be owed to USNG due to a default or early termination by USNG’s counterparties at September 30, 2010 and December 31, 2009 were:

	December 31, 2009
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa1	1	$1,031,083,313	$—	$—	$—
A2	1	197,724,486	24,272,748	33,708,890	(9,436,142)
Aa3	1	614,340,863	—	—	—
Unrated	3	630,898,411	—	—	—

Total	6	$2,474,070,073	$24,272,748	$33,708,890	$(9,436,142)

	September 30, 2010
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
A2	2	$769,525,482	$(8,624,196)	$—	$(8,624,196)
Aa3	1	388,461,256	(30,365,710)	—	(30,365,710)

Total	3	$1,157,986,738	$(38,989,906)	$—	$(38,989,906)

*	The difference reflects minimum transfer amounts for collateral and potentially one day’s movement in the underlying total return, which would be collateralized the following business day.

The aggregate notional amount of USNG’s over-the-counter derivative transactions, which consisted of total return swaps, increased to $1,157,986,738 at September 30, 2010, as compared to $747,534,857 at September 30, 2009. The aggregate notional amount of these derivative transactions, which is not included in the Condensed Schedule of Investments (Unaudited), is indicative of USNG’s activities in derivative transactions, but is not an indicator of the level of credit risk associated with these transactions.

At September 30, 2010, USNG’s counterparties posted $0 in cash and $0 in securities as collateral with USNG’s custodian, as compared with $96,070,000 in cash and $0 in securities at September 30, 2009. Under these over-the-counter swap agreements, USNG posted collateral with respect to its obligations of $179,617,199 in cash and $73,574 in securities, such as U.S. Treasuries at September 30, 2010, as compared with $566,722,680 in cash and $0 in securities at September 30, 2009.

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

There has not been a material change from the risk factors previously disclosed in USNG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 1, 2010, and USNG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 9, 2010.

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

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**

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

Date: November 9, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 9, 2010