Form 10-Q
period 2011-03-31
United States Natural Gas Fund, LP
filed 2011-05-10
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐  Yes     ☒  No

UNITED STATES NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At March 31, 2011 (Unaudited) and December 31, 2010

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents (Note 5)	$1,978,523,029	$2,320,745,778
Equity in UBS Securities LLC trading accounts:
Cash	182,117,248	314,624,216
Unrealized gain on open commodity futures and cleared swap contracts	59,920,663	87,405,280
Unrealized gain on open swap contracts	22,587,540	27,200,226
Receivable for units sold	36,655,674	-
Investment receivable	30,103,852	16,538,472
Dividend receivable	32,465	54,186
Other assets	156,003	163,424

Total assets	$2,310,096,474	$2,766,731,582

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$1,082,934	$1,223,496
Payable for units redeemed	-	95,399,015
Interest payable	29,292	-
Professional fees payable	1,270,706	2,332,979
Brokerage commissions payable	216,250	236,250
License fees payable	142,681	158,697
Directors’ fees payable	20,066	24,308

Total liabilities	2,761,929	99,374,745

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	-	-
Limited Partners	2,307,334,545	2,667,356,837

Total Partners’ Capital	2,307,334,545	2,667,356,837

Total liabilities and partners’ capital	$2,310,096,474	$2,766,731,582

Limited Partners’ units outstanding	200,697,828	222,300,000	*

Net asset value per unit	$11.50	$12.00	*

Market value per unit	$11.50	$11.98	*

*

On March 8, 2011, there was a 2-for-1 reverse unit split. Historical units outstanding, net asset value per unit and market value per unit have been adjusted to reflect the 2-for-1 reverse unit split on a retroactive basis.

See accompanying notes to condensed financial statements

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2011

	Number of Contracts	Gain on Open Commodity Contracts	% of Partners’ Capital
Open Cleared Swap Contracts - Long
Foreign Contracts
ICE Natural Gas Cleared Swap ICE LOT contracts, expiring May 2011	55,915	$36,835,513	1.59

Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG contracts, expiring May 2011	6,606	8,250,100	0.36
NYMEX Natural Gas Futures NN contracts, expiring May 2011	22,520	14,835,050	0.64

	29,126	23,085,150	1.00

Total Open Cleared Swap and Futures Contracts	85,041	$59,920,663	2.59

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.07%, 6/23/2011*	$250,000,000	$249,959,651	10.83

United States - Money Market Funds
Fidelity Institutional Government Portfolio – Class I	476,565,164	476,565,164	20.65
Goldman Sachs Financial Square Funds – Government Fund – Class SL	350,461,034	350,461,034	15.19
Morgan Stanley Institutional Liquidity Fund – Government Portfolio	675,362,164	675,362,164	29.27

Total Money Market Funds		1,502,388,362	65.11

Total Cash Equivalents		$1,752,348,013	75.94

*	Security or partial security segregated as collateral for open over-the-counter total return swap contracts.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited) (Continued)

At March 31, 2011

Open Over-the-Counter Total Return Swap Contracts

	Notional Amount	Market Value	Unrealized Gain (Loss)	Range of Termination Dates
Swap agreement to receive return on the Custom Natural Gas Index (UNG) – Excess Return	$245,450,029	$1,908,785	$1,908,785	4/20/2011

Swap agreement to receive return on the Custom Natural Gas Index (UNG) – Excess Return	98,941,589	769,844	769,844	6/08/2011

Swap agreement to receive return on the eXtra US1 Excess Return Index	282,889,080	(104,756)	(104,756)	4/29/2011

Swap agreement to receive return on the eXtra US1 Excess Return Index	81,826,848	(897)	(897)	9/30/2011

Swap agreement to receive return on the eXtra US1 Excess Return Index	110,485,530	(36,368)	(36,368)	8/17/2011

Swap agreement to receive return on the NYMEX Henry Hub Natural Gas Futures Contract	314,673,610	20,050,932	20,050,932	5/06/2011- 8/31/2011

Total unrealized gain on open swap contracts			$22,587,540

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2011 and 2010

	Three months ended March 31, 2011	Three months ended March 31, 2010
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed futures contracts	$2,603,815	$(465,823,610)
Realized loss on closed swaps contracts	(28,899,684)	(697,388,429)
Change in unrealized loss on open futures contracts	(27,484,617)	(101,594,860)
Change in unrealized loss on open swaps contracts	(4,612,686)	(18,732,581)
Dividend income	114,922	136,183
Interest income	97,995	83,705
Other income	58,000	47,000

Total loss	(58,122,255)	(1,283,272,592)

Expenses
General Partner management fees (Note 3)	3,184,351	5,044,409
Brokerage commissions	1,396,783	1,741,599
Professional fees	698,239	751,918
Directors’ fees	40,119	49,156
Other expenses	243,595	262,662

Total expenses	5,563,087	7,849,744

Net loss	$(63,685,342)	$(1,291,122,336)

Net loss per limited partnership unit	$(0.50)	$(6.33)*

Net loss per weighted average limited partnership unit	$(0.30)	$(6.09)*

Weighted average limited partnership units outstanding	210,749,107	212,110,556 *

*

On March 8, 2011, there was a 2-for-1 reverse unit split. The Condensed Statements of Operations (Unaudited) has been adjusted for the period shown to reflect the 2-for-1 reverse unit split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2011

	Limited Partners		Limited Partners	Limited Partners
	General Partner		Limited Partners	Total

Balances, at December 31, 2010	$-		$2,667,356,837	$2,667,356,837
Addition of 90,600,000 partnership units	-		551,537,522	551,537,522
Redemption of 334,502,172 partnership units*	-		(847,874,472)	(847,874,472)
Net loss	-		(63,685,342)	(63,685,342)

Balances, at March 31, 2011	$-		$2,307,334,545	$2,307,334,545

Net Asset Value Per Unit:
At December 31, 2010	$12.00	*

At March 31, 2011	$11.50

*

On March 8, 2011, there was a 2-for-1 reverse unit split. The Condensed Statement of Changes in Partners’ Capital (Unaudited) has been adjusted for the period reflected to reflect the 2-for-1 reverse unit split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2011 and 2010

	Three months ended March 31, 2011	Three months ended March 31, 2010
Cash Flows from Operating Activities:
Net loss	$(63,685,342)	$(1,291,122,336)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Decrease in commodity futures trading account – cash	132,506,968	263,375,209
Unrealized loss on open futures contracts	27,484,617	101,594,860
Unrealized loss on open swap contracts	4,612,686	18,732,581
Increase in investment receivable	(13,565,380)	(109,657,245)
(Increase) decrease in dividend receivable and other assets	29,142	(46,183)
Decrease in General Partner management fees payable	(140,562)	(469,466)
Decrease in investment payable	-	(19,112,096)
Increase in swap premiums received	-	230,574,218
Increase (decrease) in interest payable	29,292	(20,751)
Decrease in professional fees payable	(1,062,273)	(56,359)
Decrease in brokerage commissions payable	(20,000)	(16,000)
Decrease in license fees payable	(16,016)	(8,737)
Decrease in directors’ fees payable	(4,242)	(943)

Net cash provided by (used in) operating activities	86,168,890	(806,233,248)

Cash Flows from Financing Activities:
Addition of partnership units	514,881,848	195,674,968
Redemption of partnership units	(943,273,487)	(637,766,682)

Net cash used in financing activities	(428,391,639)	(442,091,714)

Net Decrease in Cash and Cash Equivalents	(342,222,749)	(1,248,324,962)

Cash and Cash Equivalents, beginning of period	2,320,745,778	3,896,493,193

Cash and Cash Equivalents, end of period	$1,978,523,029	$2,648,168,231

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2011 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“USNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. USNG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USNG’s units traded on the American Stock Exchange (the “AMEX”). USNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of December 31, 2010 (the “LP Agreement”). The investment objective of USNG is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USNG’s expenses. It is not the intent of USNG to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. USNG accomplishes its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of March 31, 2011, USNG held 6,606 NG Futures Contracts and 22,520 NN Financially Settled Futures Contracts traded on the NYMEX, 55,915 cleared swap contracts traded on the ICE Futures, and over-the-counter swap transactions with four counterparties.

USNG commenced investment operations on April 18, 2007 and has a fiscal year ending on December 31. United States Commodity Funds LLC (“USCF”) is responsible for the management of USNG. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), a series of the United States Commodity Index Funds Trust (the “Trust”) which listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010. USCF has also filed a registration statement to register units of the United States Metals Index Fund, the United States Agriculture Index Fund and the United States Copper Index Fund, three additional series of the Trust.

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

In April 2007, USNG initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, USNG listed its units on the AMEX under the ticker symbol “UNG”. On that day, USNG established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000. USNG also commenced investment operations on April 18, 2007, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of March 31, 2011, USNG had registered a total of 1,480,000,000 units.

On March 8, 2011, after the close of trading on the NYSE Arca, USNG effected a 2-for-1 reverse unit split and post-split units of USNG began trading on March 9, 2011. As a result of the reverse unit split, every two pre-split units of USNG were automatically exchanged for one post-split unit. Immediately prior to the reverse split, there were 447,200,000 units of USNG issued and outstanding, each representing a net asset value of $5.16. Immediately after the reverse unit split, the number of issued and outstanding units of USNG decreased to 223,600,000, not accounting for fractional units, and the net asset value relating to each unit increased to $10.31. In connection with the reverse unit split, the CUSIP number of USNG’s units changed to 912318110. USNG’s ticker symbol, “UNG,” remains the same.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In accordance with GAAP, USNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USNG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USNG is not subject to income tax return examinations by major taxing authorities for years before 2007 (year of inception). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USNG recording a tax liability that reduces net assets. However, USNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. USNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2011.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at March 31, 2011.

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

Other

On March 8, 2011, after the close of the NYSE Arca, Inc., USNG effected a 2-for-1 reverse unit split and post-split units of USNG began trading on March 9, 2011. The unaudited condensed financial information reported in this quarterly report on Form 10-Q gives effect to the reverse split and the post-split of units as if they had been completed on January 1, 2010.

The unaudited condensed financial information and pro forma financial information, as well as the historical combined financial information as of and for the year ended December 31, 2010 was derived from USNG’s historical financial statements and has been audited by Spicer Jeffries LLP. The historical financial information as of and for the three months ended March 31, 2011 is unaudited. The condensed financial statements in this quarterly report on Form 10-Q are presented in accordance with Accounting Standards Codification 260 for purposes of presenting the 2-for-1 reverse split on a historical basis for all periods reported.

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

Ongoing Registration Fees and Other Offering Expenses

USNG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2011 and 2010, USNG incurred $27,900 and $34,200, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner or sponsor (all affiliated funds including USCI) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI). Effective as of April 1, 2010, USNG became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and each of the affiliated funds, except USCI. USNG shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with all the affiliated funds, except USCI, based on the relative assets of each fund, computed on a daily basis. These fees and expenses for the affiliated funds, as described above, for the year ending December 31, 2011, are estimated to be a total of $540,000.

Licensing Fees

As discussed in Note 4 below, USNG entered into a licensing agreement with the NYMEX on May 30, 2007. Pursuant to the agreement, USNG and the affiliated funds managed by USCF, other than USBO and USCI, pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the three months ended March 31, 2011 and 2010, USNG incurred $142,709 and $222,636, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG. These costs are estimated to be $2,500,000 for the year ending December 31, 2011.

Other Expenses and Fees

In addition to the fees described above, USNG pays all brokerage fees, transaction costs for over-the-counter swaps and other expenses in connection with the operation of USNG, including the costs incurred with the preparation and execution of the reverse split, but excluding costs and expenses paid by USCF as outlined in Note 4 below.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USNG and each of the affiliated funds managed by USCF, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USNG’s, USOF’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets, (b) 0.0465% for USNG’s, USOF’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USNG’s, USOF’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s and USCI’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

USNG has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USNG in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through UBS Securities for USNG’s account. In accordance with the agreement, UBS Securities charges USNG commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

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

Through March 31, 2011, all of USNG’s investment contracts were exchange-traded futures contracts, cleared swaps or fully-collateralized over-the-counter swaps. The liquidity and credit risks associated with exchange-traded contracts and cleared swaps are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. At March 31, 2011, USNG maintained over-the-counter transactions with four counterparties. Over-the-counter transactions subject USNG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. However, as compared to its over-the-counter transactions, it may more easily realize value by reselling its futures contracts. In addition, USNG bears the risk of financial failure by the clearing broker.

At March 31, 2011, USNG’s counterparties posted $33,802,279 in cash and $0 in securities as collateral with USNG’s custodian, as compared with $10,260,000 in cash and $0 securities at March 31, 2010. Under these agreements, USNG posted collateral with respect to its obligations of $140,534,883 in cash and $64,799,038 in securities, such as U.S. Treasuries, at March 31, 2011, as compared with $259,652,889 in cash and $86,584,859 in securities at March 31, 2010.

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

USCF invests a portion of USNG’s cash in money market funds that seek to maintain a stable net asset value. USNG is exposed to any risk of loss associated with an investment in these money market funds. As of March 31, 2011 and December 31, 2010, USNG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $2,160,640,277 and $2,635,369,994, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2011 and 2010 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2011 (Unaudited)	For the three months ended March 31, 2010 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$12.00 *	$20.14	*
Total loss	(0.47)	(6.30	)*
Total expenses	(0.03)	(0.04	)*

Net decrease in net asset value	(0.50)	(6.34	)*

Net asset value, end of period	$11.50	$13.80	*

Total Return	(4.17)%	(31.48)%

Ratios to Average Net Assets
Total loss	(2.44)%	(32.98)%

Expenses excluding management fees**	0.41%	0.29%

Management fees**	0.54%	0.53%

Net loss	(2.67)%	(33.18)%

*

On March 8, 2011, there was a 2-for-1 reverse unit split. The Financial Highlights (Unaudited) have been adjusted for the periods shown to reflect the 2-for-1 reverse unit split on a retroactive basis.

**	Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USNG.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of USNG’s securities at December 31, 2010 using the fair value hierarchy:

	$1,902,183,385	$1,902,183,385	$1,902,183,385	$1,902,183,385
At December 31, 2010	Total	Level I	Level II	Level III
Short-Term Investments	$1,902,183,385	$1,902,183,385	$-	$-
Exchange-Traded Futures Contracts	56,023,955	56,023,955	-	-
Exchange-Traded Cleared Swap Contracts	31,381,325	31,381,325	-	-
Over-the-Counter Total Return Swap Contracts	27,200,226	-	-	27,200,226

During the year ended December 31, 2010, there were no significant transfers between Level I and Level II.

Following is a reconciliation of assets in which significant observable inputs (Level III) were used in determining fair value:

Total Return Swap Contracts
Beginning balance as of 12/31/09	$(39,408,688)
Realized gain (loss)*	-
Change in unrealized gain (loss)	66,608,914

Ending balance as of 12/31/10	$27,200,226

*	The realized gain (loss) incurred during the fiscal year ended December 31, 2010 for total return swaps was $(905,660,856).

The following table summarizes the valuation of USNG’s securities at March 31, 2011 using the fair value hierarchy:

	$1,752,348,013	$1,752,348,013	$1,752,348,013	$1,752,348,013
At March 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$1,752,348,013	$1,752,348,013	$-	$-
Exchange-Traded Futures Contracts	23,085,150	23,085,150	-	-
Exchange-Traded Cleared Swap Contracts	36,835,513	36,853,513	-	-
Over-the-Counter Total Return Swap Contracts	22,587,540	-	-	22,587,540

During the three months ended March 31, 2011, there were no significant transfers between Level I and Level II.

Following is a reconciliation of assets in which significant observable inputs (Level III) were used in determining fair value:

Total Return Swap Contracts
Beginning balance as of 12/31/10	$27,200,226
Realized gain (loss)*	-
Change in unrealized gain (loss)	(4,612,686)

Ending balance as of 03/31/11	$22,587,540

*	The realized gain (loss) incurred during the three months ended March 31, 2011 for total return swaps was $(28,899,684).

Effective January 1, 2009, USNG adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statement of Financial Condition Location	Fair Value At March 31, 2011	Fair Value At December 31, 2010
Futures - Commodity Contracts	Assets	$59,920,663	$87,405,280

Swaps - Commodity Contracts	Assets -	22,587,540	27,200,226
	Unrealized
	Appreciation

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2011		For the three months ended March 31, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed futures positions	$2,603,815		$(465,823,610)

	Change in unrealized loss on open futures positions		$(27,484,617)		$(101,594,860)

Swaps - Commodity Contracts	Realized loss on closed swap contracts	(28,899,684)		(697,388,429)

	Change in unrealized loss on open swap contracts		(4,612,686)		(18,732,581)

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

Introduction

USNG, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USNG is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract for natural gas traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USNG’s expenses. It is not the intent of USNG to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas.

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

USNG seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Natural Gas-Related Investments such that changes in its NAV, measured in percentage terms, will closely track the changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USNG’s general partner believes the changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the changes in the spot price of natural gas. The general partner of USNG, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Natural Gas-Related Investments.

In addition, due to potential regulatory limitations, USNG may determine to hold greater amounts of cash and cash equivalents and lesser amounts of Natural Gas Interests, or greater amounts of Other Natural Gas-Related Investments if it determines that this will most appropriately satisfy USNG’s investment objective. Holding more cash and cash equivalents and fewer Natural Gas Interests, or more Other Natural Gas-Related Investments for some period of time may result in increased tracking error. Increasing USNG’s investments in Other Natural Gas-Related Investments, such as through increased investments in over-the-counter swaps, may result in increased tracking error due to the fact that transaction costs for over-the-counter swaps are significantly higher as compared to those for exchange-traded Natural Gas Interests, which to date are the principal investment of USNG. In the event that USNG determines that suitable Other Natural Gas-Related Investments are not obtainable, USNG will need to consider other actions to protect its unitholders and to permit USNG to achieve its investment objective.

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

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law that includes provisions altering the regulation of commodity interests. Provisions in the new law include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market. The new law and the rules that are currently being and are expected to be promulgated thereunder may negatively impact USNG’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect USNG. In particular, new position limits imposed on USNG or its counterparties may impact USNG’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USNG’s investments and doing business, which could adversely affect USNG’s investors.

Additionally, the Dodd-Frank Act requires the U.S. Commodity Futures Trading Commission (the “CFTC”) to promulgate rules establishing position limits for futures and options contracts on commodities, as well as for swaps that are economically equivalent to futures or options. On January 13, 2011, the CFTC proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures, including Futures Contracts and options on Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts. The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity. At this time, it is unknown precisely when such position limits would take effect. The CFTC’s position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under the CFTC’s proposed rule would be substantially similar to the position limits currently set by the exchanges, could take effect as early as Spring 2011. Based on the CFTC’s current proposal, other position limits would not take effect until March 2012 or later.

On April 12, 2011, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for certain swap dealers and major swap participants (collectively, “Covered Swap Entities”), which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties. The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether their counterparty to a particular swap is (1) a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user. With certain exceptions not applicable to USNG and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

Covered Swap Entities and all financial entity end-users would be required to post initial margin and variation margin when they enter into swaps with Covered Swap Entities. Margin posted by “low-risk” financial entity end-users could be subject to thresholds under the proposed rules. As commodity pools, USNG and the affiliated funds managed by USCF would be “high-risk” financial entity end-users and would therefore have to post margin without thresholds.

On April 27, 2011, the CFTC and the SEC proposed joint rules defining “swaps” and “security-based swaps,” thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act. The rules proposed in April 2011 are currently open to the public for comment at the time of the filing of this quarterly report on Form 10-Q. The CFTC has now issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act but, with one exception not applicable to USNG and the affiliated funds managed by USCF, the CFTC has not promulgated any final rules or indicated when such final rules would take effect. The effect of the future regulatory change on USNG is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Third Amended and Restated Agreement of Limited Partnership of USNG (the “LP Agreement”) to manage USNG. USCF is authorized by USNG in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Price Movements

Natural gas futures prices exhibited a general downtrend during the three months ended March 31, 2011. The price of the Benchmark Futures Contract started the period at $4.405. It hit a peak on January 21, 2011 of $4.743 and then fell during the course of the period. The low price of the period was on March 3, 2011, when the Benchmark Futures Contract was $3.778. The Benchmark Futures Contract on March 31, 2011 was $4.389, for a return of approximately -0.36% over the period. USNG’s NAV initially rose during the period, taking into account the reverse split, from a starting level of $12.00* per unit to a high on January 21, 2011 of $12.87* per unit. USNG’s NAV reached its low for the period on March 3, 2011 at $10.09* per unit. The NAV on March 31, 2011 was $11.50, down approximately 4.17% over the period. The Benchmark Futures Contract prices listed above began with the February 2011 contract and ended with the May 2011 contract. The return of approximately -0.36% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in natural gas Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing natural gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USNG seeks to track, which are more fully described below in the section titled “Tracking USNG’s Benchmark.”

During the three months ended March 31, 2011, the natural gas futures market was primarily in a state of contango, meaning that the price of the near month natural gas Futures Contract was typically lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. A contango market is one in which the price of the near month natural gas Futures Contract is less than the price of the next month natural gas Futures Contract, or contracts further away from expiration. As a result of contango or backwardation, as the case may be, the return of approximately -0.36% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

*	Adjusted to give effect to the reverse unit split of 2-for-1 executed on March 8, 2011.

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

Since its initial offering of 30,000,000 units, USNG has registered four subsequent offerings of its units: 50,000,000 units which were registered with the SEC on November 21, 2007, 100,000,000 units which were registered with the SEC on August 28, 2008, 300,000,000 units which were registered with the SEC on May 6, 2009 and 1,000,000,000 units which were registered with the SEC on August 12, 2009. Units offered by USNG in the subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus. On March 8, 2011, after the close of trading on the NYSE Arca, USNG effected a 2-for-1 reverse unit split and post-split units of USNG began trading on March 9, 2011. As a result of the reverse unit split, every two pre-split units of USNG were automatically exchanged for one post-split unit. Immediately prior to the reverse unit split, there were 447,200,000 units of USNG issued and outstanding, each representing a NAV of $5.16. Immediately after the reverse unit split, the number of issued and outstanding units of USNG decreased to 223,600,000, not accounting for fractional units, and the NAV relating to each unit increased to $10.31. As of March 31, 2011, USNG had issued 980,000,000 units, 200,697,828 of which were outstanding. As of March 31, 2011, there were 500,000,000 units registered but not yet issued.

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

For the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

As of March 31, 2011, the total unrealized gain on Futures Contracts, cleared swap contracts and over-the-counter swap contracts owned or held on that day was $82,508,203 and USNG established cash deposits, including cash investments in money market funds that were equal to $2,160,640,277. USNG held 91.57% of its cash assets in overnight deposits and money market funds at its custodian bank, while 8.43% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on March 31, 2011 was $11.50.

By comparison, as of March 31, 2010, the total unrealized loss on Futures Contracts, cleared swap contracts and over-the-counter swap contracts owned or held on that day was $201,513,394 and USNG established cash deposits, including cash investments in money market funds, that were equal to $3,118,486,686. USNG held 84.92% of its cash assets in overnight deposits and money market funds at its custodian bank, while 15.08% of the cash balance was held as margin deposits for the Futures Contracts purchased. The decrease in cash assets in overnight deposits and money market funds for March 31, 2011 as compared to March 31, 2010 was the result of USNG’s greater size in the prior period as measured by total net assets. The ending per unit NAV on March 31, 2010 was $13.80*. The decrease in the per unit NAV from March 31, 2011 as compared to March 31, 2010 was primarily a result of lower prices for natural gas and the related decline in the value of the Futures Contracts, cleared swap contracts, and over-the-counter swap contracts that USNG had invested in between the period ended March 31, 2010 and the period ended March 31, 2011.

*	Adjusted to give effect to the reverse unit split of 2-for-1 executed on March 8, 2011.

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

During the three months ended March 31, 2011, the daily average total net assets of USNG were $2,382,862,199. The management fee incurred by USNG during the period amounted to $3,184,351, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.54% over the course of this three month period. By comparison, during the three months ended March 31, 2010, the daily average total net assets of USNG were $3,891,576,206. The management fee paid by USNG during this three month period amounted to $5,044,409, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.53% over the course of this three month period. USNG’s management fees as a percentage of total net assets were higher for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to USNG having a smaller percentage of total net assets in excess of $1 billion that were therefore charged the lower rate of 0.50%.

In addition to the management fee, USNG pays all brokerage fees, transaction costs for over-the-counter swaps and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended March 31, 2011 was $2,378,736, which included $27,900 for the costs incurred for the preparation and execution of the reverse split, as well as in registration fees paid to the SEC, as compared to $2,805,335 for the three months ended March 31, 2010. The decrease in expenses for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was the result of USNG’s greater size in the prior period as measured by total net assets. For the three months ended March 31, 2011, USNG incurred $27,900 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended March 31, 2010, USNG incurred $34,200 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The decrease in registration fees and expenses incurred by USNG for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to a slower amortization of prepaid registration costs, which were matched to the faster rate of unit creations during the three months ended March 31, 2011.

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor (all affiliated funds including the United States Commodity Index Fund (“USCI”)) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI). Affiliated funds of USNG include the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”), the United States Brent Oil Fund, LP (“USBO”) and USCI. USNG shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, and USNG’s portion of such fees and expenses was $629,670. Effective as of April 1, 2010, USNG became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the three months ended March 31, 2011, total commissions paid to brokers amounted to $1,396,783. By comparison, during the three months ended March 31, 2010, total commissions paid to brokers amounted to $1,741,599. The decrease in the total commissions paid to brokers for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily a function of decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded as a result of the decrease in USNG’s average total net assets, and the replacement of a portion of these Natural Gas Interests with investments in over-the-counter swaps during the three months ended March 31, 2011. As an annualized percentage of total net assets, the figure for the three months ended March 31, 2011 represents approximately 0.24% of total net assets. By comparison, the figure for the three months ended March 31, 2010 represented approximately 0.18% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USNG incurred $1,286,109 in transaction costs during the three months ended March 31, 2011 as compared to $2,107,009 in transaction costs during the three months ended March 31, 2010. USNG’s transaction fees were lower during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due to reduced transaction costs for over-the-counter swaps, including up front fees and spreads charged by counterparties. However, these costs remain somewhat higher as compared to those for exchange-traded Natural Gas Interests.

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG. These costs are estimated to be $2,500,000 for the year ending December 31, 2011.

Dividend and Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended March 31, 2011, USNG earned $212,917 in dividend and interest income on such cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.04%. USNG purchased Treasuries during the three months ended March 31, 2011 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2010, USNG earned $219,888 in dividend and interest income on such cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. USNG purchased Treasuries during the three months ended March 31, 2010 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were slightly higher during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. As a result, the amount of income earned by USNG as a percentage of total net assets was higher during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Tracking USNG’s Benchmark

USCF seeks to manage USNG’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USNG’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USNG’s portfolio management goals do not include trying to make the nominal price of USNG’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for natural gas. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts and Other Natural Gas-Related Investments.

For the 30 valuation days ended March 31, 2011, the simple average daily change in the Benchmark Futures Contract was 0.305%, while the simple average daily change in the NAV of USNG over the same time period was 0.302%. The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -5.516%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USNG’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended March 31, 2011. The second chart below shows the monthly total returns of USNG as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USNG’s units to the public on April 18, 2007 to March 31, 2011, the simple average daily change in the Benchmark Futures Contract was -0.169%, while the simple average daily change in the NAV of USNG over the same time period was -0.168%. The average daily difference was 0.0002% (or 0.02 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.329%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the three months ended March 31, 2011, the actual total return of USNG as measured by changes in its NAV was -4.17%. This is based on an initial NAV, taking into account the reverse split, of $12.00* on December 31, 2010 and an ending NAV as of March 31, 2011 of $11.50. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USNG would have had an estimated NAV of $11.53 as of March 31, 2011, for a total return over the relevant time period of -3.92%. The difference between the actual NAV total return of USNG of -4.17% and the expected total return based on the Benchmark Futures Contract of -3.92% was an error over the time period of -0.25%, which is to say that USNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USNG pays, offset in part by the income that USNG collects on its cash and cash equivalent holdings. During the three months ended March 31, 2011, USNG received dividend and interest income of $212,917, which is equivalent to a weighted average income rate of 0.04% for such period. In addition, during the three months ended March 31, 2011, USNG also collected $58,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income contributed to USNG’s actual return. However, if the total assets of USNG increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the three months ended March 31, 2011, USNG incurred total expenses of $5,563,087. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(5,292,170), which is equivalent to an annualized weighted average net income rate of (0.90)% for the three months ended March 31, 2011.

*	Adjusted to give effect to the reverse unit split of 2-for-1 executed on March 8, 2011.

By comparison, for the three months ended March 31, 2010, the actual total return of USNG as measured by changes in its NAV was -31.48%. This was based on an initial NAV of $20.14* on December 31, 2009 and an ending NAV as of March 31, 2010 of $13.80*. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USNG would have had an estimated NAV of

$6.92 as of March 31, 2010, for a total return over the relevant time period of -31.25%. The difference between the actual NAV total return of USNG of -31.48% and the expected total return based on the Benchmark Futures Contract of -30.06% was an error over the time period of -1.19%, which is to say that USNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USNG paid, offset in part by the income that USNG collected on its cash and cash equivalent holdings. During the three months ended March 31, 2010, USNG received dividend and interest income of $219,888, which is equivalent to a weighted average income rate of 0.02% for such period. In addition, during the three months ended March 31, 2010, USNG also collected $47,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USNG’s actual return. During the three months ended March 31, 2010, USNG incurred total expenses of $7,849,744. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(7,582,856), which is equivalent to an annualized weighted average net income rate of (0.79)% for the three months ended March 31, 2010.

*	Adjusted to give effect to the reverse unit split of 2-for-1 executed on March 8, 2011.

There are currently three factors that have impacted or are most likely to impact USNG’s ability to accurately track its Benchmark Futures Contract.

First, USNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USNG executes the trade. In that case, USNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USNG to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the three months ended March 31, 2011, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USNG’s attempt to track the Benchmark Futures Contract over time.

Second, USNG earns dividend and interest income on its cash, cash equivalents and Treasury holdings. USNG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2011. Interest payments, and any other income, were retained within the portfolio and added to USNG’s NAV. When this income exceeds the level of USNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USNG will realize a net yield that will tend to cause daily changes in the NAV of USNG to track slightly higher than daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2011, USNG earned, on an annualized basis, approximately 0.04% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.54% for management fees and approximately 0.24% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.17% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.91)% and affected USNG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2011, USNG held Other Natural Gas-Related Investments. These holdings included a financially settled natural gas futures contract traded on NYMEX whose settlement price tracks the settlement price of the Benchmark Futures Contract. USNG also held investments in cleared swaps traded on the ICE Futures whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized over-the-counter swaps designed to track the settlement price of the

Benchmark Futures Contract. Due, in part, to the increased size of USNG over the last several quarters and its obligations to comply with current and potential regulatory limits, USNG has invested in Other Natural Gas-Related Investments, such as over-the-counter swaps, which have increased transaction-related expenses and may result in increased tracking error. Over-the-counter swaps increase transaction-related expenses due to the fact that USNG must pay to the swap counterparty certain fees that USNG does not have to pay for transactions executed on an exchange. Finally, due to potential regulatory limitations, USNG may determine to hold greater amounts of cash and cash equivalents and lesser amounts of Natural Gas Interests, if it determines that will most appropriately satisfy USNG’s investment objective. Holding more cash and cash equivalents and less Natural Gas Interests for some period of time may result in increased tracking error. There are additional Other Natural Gas-Related Investments that USNG is permitted to invest in whose price movements may not track the settlement price of the Benchmark Futures Contract.

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

Near Month Price (NG1) vs Average Price of the Near 12 Months (12 M Strip)
(10 years between 2001-2010)
18.00
16.00
14.00
12.00
10.00
8.00
6.00
4.00
2.00
-
12/31/2001
6/30/2002
12/31/2002
6/30/2003
12/31/2003
6/30/2004
12/31/2004
6/30/2005
12/31/2005
6/30/2006
12/31/2006
6/30/2007
12/31/2007
6/30/2008
12/31/2008
6/30/2009
12/31/2009
6/30/2010
12/31/2010
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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of USNG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in USNG units during the three months ended March 31, 2011 relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2010 and held to March 31, 2011 decreased, based upon the changes in the NAV for USNG units on those days, by approximately -4.17%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately -0.36% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2009 to March 31, 2010, contango impacted the total return on an investment in USNG units relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2009 and held to March 31, 2010 decreased, based upon the changes in the NAV for USNG units on those days, by approximately -31.48%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 30.56% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the three months ended March 31, 2011, natural gas prices in the United States were impacted by several factors. The amount of natural gas in storage rose above, and remained near the high of, average levels as compared to the previous five years. Colder temperatures during January and February 2011, followed by warmer temperatures during March 2011, contributed to the decline in prices. In addition, increased natural gas production also contributed to a decline in natural gas prices during the three months ended March 31, 2011, with prices reaching a low of $3.7780 on March 3, 2011.

Natural Gas Price Movements in Comparison to Other Energy Commodities and Investment Categories. USCF believes that investors frequently measure the degree to which prices or total returns of one investment or asset class move up or down in value in concert with another investment or asset class. Statistically, such a measure is usually done by measuring the correlation of the price movements of the two different investments or asset classes over some period of time. The correlation is scaled between 1 and -1, where 1 indicates that the two investment options move up or down in price or value together, known as “positive correlation,” and -1 indicates that they move in completely opposite directions, known as “negative correlation.” A correlation of 0 would mean that the movements of the two are neither positively nor negatively correlated, known as “non-correlation.” That is, the investment options sometimes move up and down together and other times move in opposite directions.

For the ten-year time period between March 31, 2001 and March 31, 2011, the chart below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in natural gas had a positive, but weak, correlation to movements in both heating oil and crude oil. Natural gas did not strongly correlate, either positively or negatively, with unleaded gasoline.

Correlation Matrix March 31, 2001-2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	-0.336	0.968	0.214	0.186	0.175	0.059
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.303	-0.168	-0.126	-0.242	0.096
Global Equities (FTSE World Index)			1.000	0.308	0.270	0.235	0.109
Crude Oil				1.000	0.846	0.756	0.399
Heating Oil					1.000	0.721	0.484
Unleaded Gasoline						1.000	0.309
Natural Gas							1.000
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

Correlation Matrix 12 Months ended March 31, 2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	-0.709	0.974	0.774	0.795	0.657	0.090
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.621	-0.689	-0.654	-0.721	-0.275
Global Equities (FTSE World Index)			1.000	0.771	0.781	0.621	0.044
Crude Oil				1.000	0.883	0.957	0.248
Heating Oil					1.000	0.829	-0.063
Unleaded Gasoline						1.000	0.217
Natural Gas							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Investors are cautioned that the historical price relationships between natural gas and various other energy commodities, as well as other investment asset classes, as measured by correlation may not be reliable predictors of future price movements and correlation results. The results pictured above would have been different if a different range of dates had been selected. USCF believes that natural gas has historically not demonstrated a strong correlation with equities or bonds over long periods of time. However, USCF also believes that in the future it is possible that natural gas could have long-term correlation results that indicate prices of natural gas more closely track the movements of equities or bonds. In addition, USCF believes that, when measured over time periods shorter than ten years, there will always be some periods where the correlation of natural gas to equities and bonds will be either more strongly positively correlated or more strongly negatively correlated than the long term historical results suggest.

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

USCF has evaluated the nature and types of estimates that it makes in preparing USNG’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by USNG for its Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USNG estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

USNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USNG has allocated substantially all of its net assets to trading in Natural Gas Interests. USNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of USNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the net assets is held in USNG’s account at its custodian bank. Income received from USNG’s money market funds is paid to USNG. In prior periods, the amount of cash earned by USNG from the sale of Creation Baskets and from income earned has exceeded the amount of cash required to pay USNG’s expenses. However, during the three months ended March 31, 2011, USNG’s expenses exceeded the income USNG earned and the cash earned from the sale of Creation Baskets. During the three months ended March 31, 2011, USNG was forced to use other assets to pay cash expenses, which could cause a drop in USNG’s NAV over time. To the extent expenses have exceeded income, USNG’s NAV will be negatively impacted.

USNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, USNG’s over-the-counter contracts have very limited liquidity since they are negotiated agreements that are not transferable by USNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. Such market conditions or contractual limits could prevent USNG from promptly liquidating its positions in Natural Gas Interests. During the three months ended March 31, 2011, USNG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USNG cannot predict whether such an event may occur in the future.

Since the initial offering of units, USNG has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions and fees associated with its over-the-counter transactions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of USNG’s Marketing Agent, Administrator and Custodian and registration expenses relating to the initial offering of units. If USCF and USNG are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USNG will terminate and investors may lose all or part of their investment.

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

During the three months ended March 31, 2011, USNG entered into fully collateralized over-the-counter transactions with four counterparties. Unlike most exchange-traded futures contracts, cleared swaps or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2011, USNG had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $2,160,640,277. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of March 31, 2011, USNG has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USNG. While USNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USNG’s financial position.

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

USCF pays the fees of USNG’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USNG’s condensed financial statements and its SEC and CFTC reports. USCF and USNG have also entered into a licensing agreement with the NYMEX pursuant to which USNG and the affiliated funds managed by USCF, other than USBO and USCI, pay a licensing fee to the NYMEX. USNG also pays the fees and expenses associated with its tax accounting and reporting requirements.

In addition to USCF’s management fee, USNG pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads and up-front fees, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USNG’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis. USNG also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2011, USNG’s portfolio consisted of 6,606 Natural Gas NG Futures Contracts traded on the NYMEX, 22,520 Natural Gas NN Futures Contracts traded on the NYMEX, 55,915 cleared swaps traded on the ICE Futures and total return swaps with an aggregate market value of $22,587,540. For a list of USNG’s current holdings, please see USNG’s website at www.unitedstatesnaturalgasfund.com.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

At March 31, 2011, USNG maintained fully-collateralized over-the-counter (“OTC”) swap transactions with four counterparties and was in the process of negotiating agreements governing OTC transactions with additional counterparties. Unlike most of the exchange-traded futures contracts, cleared swaps or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some natural gas-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other natural gas-based derivatives have highly customized terms and conditions and are not as widely available. Many of these OTC Contracts are cash-settled forwards for the future delivery of natural gas- or petroleum-based fuels that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of natural gas, forward natural gas price or natural gas futures price. In these swaps, a party pays a fixed price per unit and the other pays a variable price based on the average price of futures contracts for a specified period or the price on a specific date, with payments typically made between the parties on a net basis. For example, USNG may enter into OTC derivative contracts whose value will be tied to changes in the difference between the spot price of natural gas, the price of Futures Contracts traded on the NYMEX and the prices of other Futures Contracts in which USNG may invest.

To reduce the credit risk that arises in connection with such contracts, USNG has entered into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. that provides for the netting of its overall exposure to its counterparty (i.e., the amount the counterparty would have to pay to USNG if the transaction with the counterparty were to terminate on that day). USNG must, to the extent its counterparty has exposure to it under the transaction, also post collateral.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by USCF’s board of directors (the “Board”). Furthermore, USCF on behalf of USNG only enters into OTC Contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. USNG will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

The Dodd-Frank Act requires the CFTC and SEC to establish both “initial and variation margin requirements” on all swaps that are not cleared by a registered clearing organization (i.e., uncleared swaps). In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian. At this time, the CFTC has proposed rules addressing margin requirements and the statutory right of certain market participants but has not implemented any rules on these issues. On April 12, 2011, the Prudential Regulators and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for Covered Swap Entities, which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties. The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether their counterparty to a particular swap is (1) a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user. With certain exceptions not applicable to USNG and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

Covered Swap Entities and all financial entity end-users would be required to post initial margin and variation margin when they enter into swaps with Covered Swap Entities. Margin posted by “low-risk” financial entity end-users could be subject to thresholds under the proposed rules. As commodity pools, USNG and the affiliated funds managed by USCF would be “high-risk” financial entity end-users and would therefore have to post margin without thresholds.

On April 27, 2011, the CFTC voted to propose rules for capital requirements for Covered Swap Entities that are not regulated by a Prudential Regulator. Covered Swap Entities that are regulated by a Prudential Regulator will be subject to the capital requirements already imposed by such Prudential Regulator. In general, higher levels of capital would be imposed on Covered Swap Entities that do not collect margin from their counterparties (or that collect margin subject to thresholds) in connection with their swaps, and could increase the costs of such swaps. The rules proposed in April 2011 are currently open to the public for comment at the time of the filing of this quarterly report on Form 10-Q.

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated and those price and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC Contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

USNG may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Futures Contract. USNG would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months. The effect of holding such combined positions is to adjust the sensitivity of USNG to changes in the price relationship between futures contracts, which will expire sooner, and those that will expire later. USNG would use such a spread if USCF felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of USNG, or if USCF felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in natural gas prices. USNG would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option. The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts. USNG would make use of such a straddle approach if, in the opinion of USCF, the resulting combination would more closely track the investment goals of USNG or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in natural gas prices.

During the three months ended March 31, 2011, USNG employed hedging methods such as those described above to the extent it invested in fully-collateralized over-the-counter swap transactions designed to track percentage changes in the price of the Benchmark Futures Contract. During the three months ended March 31, 2011, USNG was exposed to counterparty risk on its fully-collateralized over-the-counter swap transactions with four counterparties.

The counterparty credit ratings for the exposure on over-the-counter swap transactions to which USNG was a party that would be owed to USNG due to a default or early termination by USNG’s counterparties at March 31, 2010, December 31, 2010 and March 31, 2011 were:

	March 31, 2010
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa1	1	$527,839,520	$—	$—	$—
A2	1	233,131,597	—	—	—
Aa3	1	412,246,426	—	—	—
Unrated	2	432,088,277	(11,517,599)	10,260,000	(1,257,599)

Total	5	$1,605,305,820	$(11,517,599)	$10,260,000	$(1,257,599	)-

	December 31, 2010
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
A2	1	$379,600,265	$—	$6,239,881	$(6,239,881)
Aa3	2	682,253,294	27,427,071	15,389,043	12,038,028

Total	3	$1,061,853,559	$27,427,071	$21,628,924	$5,798,147

	March 31, 2011
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
A2	1	$364,715,928	$23,104,527	$12,512,109	$10,592,418
Aa2	1	110,485,530	6,999,324	3,790,000	3,209,324
Aa3	2	659,065,228	22,787,679	17,500,170	5,287,509

Total	4	$1,134,266,686	$52,891,530	$33,802,279	$19,089,251

*	The difference reflects minimum transfer amounts for collateral and potentially one day’s movement in the underlying total return, which would be collateralized the following business day.

The aggregate notional amount of USNG’s over-the-counter derivative transactions, which consisted of total return swaps, decreased to $1,134,266,686 at March 31, 2011, as compared to $1,605,305,820 at March 31, 2010. The aggregate notional amount of these derivative transactions, which is not included in the Condensed Schedule of Investments (Unaudited), is indicative of USNG’s activities in derivative transactions, but is not an indicator of the level of credit risk associated with these transactions.

At March 31, 2011, USNG’s counterparties posted $33,802,279 in cash and $0 in securities as collateral with USNG’s custodian, as compared with $10,260,000 in cash and $0 in securities at March 31, 2010. Under these over-the-counter swap agreements, USNG posted collateral with respect to its obligations of $140,534,882.85 in cash and $64,799,038 in securities, such as U.S. Treasuries at March 31, 2011, as compared with $259,652,889 in cash and $86,584,859 in securities at March 31, 2010.

USNG anticipates that the use of Other Natural Gas-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of USNG. However, there can be no assurance of this. OTC Contracts may result in higher transaction-related expenses that the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact USNG’s ability to successfully track the Benchmark Futures Contract.

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

There have been no material changes from the risk factors previously disclosed in USNG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 1, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

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

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
10.1(1)	Third Amended and Restated Agreement of Limited Partnership.
31.1(2)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(2)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(3)	XBRL Instance Document
101.SCH(3)	XBRL Taxonomy Extension Schema
101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase
101.LAB(3)	XBRL Taxonomy Extension Label Linkbase
101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on January 3, 2011.
(2)	Filed herewith.
(3)

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

Date: May 10, 2011

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 10, 2011