Form 10-Q
period 2011-09-30
United States Natural Gas Fund, LP
filed 2011-11-09
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

UNITED STATES NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At September 30, 2011 (Unaudited) and December 31, 2010

	September 30, 2011	December 31, 2010

Assets
Cash and cash equivalents (Note 5)	$1,268,677,109	$2,320,745,778
Equity in UBS Securities LLC trading accounts:
Cash	184,652,223	314,624,216
Unrealized gain (loss) on open commodity futures contracts	(64,419,910)	87,405,280
Unrealized gain (loss) on open swap contracts	(23,786,097)	27,200,226
Investment receivable	—	16,538,472
Dividend receivable	4,537	54,186
Other assets	49,410	163,424

Total assets	$1,365,177,272	$2,766,731,582

Liabilities and Partners’ Capital
Investment payable	$25,759,272	$—
Payable for units redeemed	—	95,399,015
General Partner management fees payable (Note 3)	679,174	1,223,496
Brokerage commissions payable	166,250	236,250
Other liabilities	1,692,016	2,515,984

Total liabilities	28,296,712	99,374,745

Commitments and Contingencies (Notes 3, 4, and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	1,336,880,560	2,667,356,837

Total Partners’ Capital	1,336,880,560	2,667,356,837

Total liabilities and partners’ capital	$1,365,177,272	$2,766,731,582

Limited Partners’ units outstanding	148,597,828	222,300,000	*

Net asset value per unit	$9.00	$12.00	*

Market value per unit	$9.01	$11.98	*

*

On March 8, 2011, there was a 2-for-1 reverse unit split. Historical units outstanding, net asset value per unit and market value per unit have been adjusted to reflect the 2-for-1 reverse unit split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2011

	4563644f Partners'	4563644f Partners'	4563644f Partners'
	Number of Contracts	Loss on Open Commodity Contracts	% of Partners’ Capital
Open Cleared Swap Contracts - Long
Foreign Contracts
ICE Natural Gas Cleared Swap ICE LOT November 2011 contracts, expiring November 2011	48,383	$(38,900,870)	(2.91)

Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG November 2011 contracts, expiring October 2011	4,180	(11,069,010)	(0.83)
NYMEX Natural Gas Futures NN November 2011 contracts, expiring October 2011	17,950	(14,450,030)	(1.08)

	22,130	(25,519,040)	(1.91)

Total Open Cleared Swap and Futures Contracts	70,513	$(64,419,910)	(4.82)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bill, 0.01%, 12/22/2011*	$100,000,000	$99,998,861	7.48

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	251,590,417	251,590,417	18.82
Goldman Sachs Financial Square Funds - Government Fund - Class SL	150,474,163	150,474,163	11.26
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	300,406,481	300,406,482	22.47

Total Money Market Funds		702,471,062	52.55

Total Cash Equivalents		$802,469,923	60.03

*	Security or partial security segregated as collateral for open over-the-counter total return swap contracts.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited) (Continued)

At September 30, 2011

	Notional Amount	Market Value	Unrealized Loss	Range of Termination Dates
Swap agreement to receive return on the Custom Natural Gas Index (UNG) - Excess Return	$201,721,082	$(7,070,375)	$(7,070,375)	10/19/2011
Swap agreement to receive return on the eXtra US1 Excess Return Index	105,136,930	(40,353)	(40,353)	10/31/2011
Swap agreement to receive return on the eXtra US1 Excess Return Index	86,942,713	(33,370)	(33,370)	2/17/2012
Swap agreement to receive return on the NYMEX Henry Hub Natural Gas Futures Contract	205,701,670	(16,641,999)	(16,641,999)	11/30/2011 - 8/31/2012

Total unrealized loss on open swap contracts			$(23,786,097)

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2011 and 2010

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Income
Gain (loss) on trading of commodity contracts:
Realized loss on closed futures contracts	$(121,959,172)	$(322,980,528)	$(62,871,087)	$(588,431,233)
Realized loss on closed swap contracts	(120,103,609)	(299,303,802)	(145,104,628)	(808,162,224)
Change in unrealized gain (loss) on open futures contracts	(40,202,217)	50,865,705	(151,825,190)	(65,393,258)
Change in unrealized gain (loss) on open swap contracts	(19,688,456)	11,474,492	(50,986,323)	182,875
Dividend income	20,956	308,040	169,694	678,804
Interest income	42,985	130,596	200,844	339,680
Other income	27,000	48,000	124,000	147,000

Total loss	(301,862,513)	(559,457,497)	(410,292,690)	(1,460,638,356)

Expenses
General Partners management fees (Note 3)	2,279,917	3,554,792	8,208,420	12,547,636
Brokerage commissions	1,023,870	1,426,297	3,584,906	4,704,088
Other expenses	260,824	697,297	2,108,505	2,950,454

Total expenses	3,564,611	5,678,386	13,901,831	20,202,178

Net loss	$(305,427,124)	$(565,135,883)	$(424,194,521)	$(1,480,840,534)

Net loss per limited partnership unit	$(2.02)	$(3.20)*	$(3.00)	$(7.78)*

Net loss per weighted average limited partnership unit	$(1.95)	$(3.06)*	$(2.34)	$(7.48)*

Weighted average limited partnership units outstanding	156,931,524	184,467,391 *	181,591,656	197,892,125 *

*

On March 8, 2011, there was a 2-for-1 reverse unit split. The Condensed Statements of Operations (Unaudited) have been adjusted for the period shown to reflect the 2-for-1 reverse unit split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the nine months ended September 30, 2011

	Limited Partners		Limited Partners	Limited Partners
	General Partner		Limited Partners	Total
Balances, at December 31, 2010	$—		$2,667,356,837	$2,667,356,837
Addition of 134,500,000 partnership units	—		1,014,161,399	1,014,161,399
Redemption of 430,502,172 partnership units *	—		(1,920,443,155)	(1,920,443,155)
Net loss	—		(424,194,521)	(424,194,521)

Balances, at September 30, 2011	$—		$1,336,880,560	$1,336,880,560

Net Asset Value Per Unit:
At December 31, 2010	$12.00	*

At September 30, 2011	$9.00

*

On March 8, 2011, there was a 2-for-1 reverse unit split. The Condensed Statement of Changes in Partners’ Capital (Unaudited) has been adjusted for the period shown to reflect the 2-for-1 reverse unit split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2011 and 2010

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Cash Flows from Operating Activities:
Net loss	$(424,194,521)	$(1,480,840,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in commodity futures trading account – cash	129,971,993	318,159,281
Unrealized loss on open futures contracts	151,825,190	65,393,258
Unrealized (gain) loss on open swap contracts	50,986,323	(182,875)
Decrease in investment receivable	16,538,472	—
Decrease (increase) in dividend receivable and other assets	163,663	(31,534)
Increase (decrease) in investment payable	25,759,272	(6,659,127)
Decrease in General Partner management fees payable	(544,322)	(789,286)
Decrease in interest payable	—	(20,751)
Decrease in brokerage commissions payable	(70,000)	(40,000)
Decrease in other liabilities	(823,968)	(534,338)

Net cash used in operating activities	(50,387,898)	(1,105,545,906)

Cash Flows from Financing Activities:
Addition of partnership units	1,014,161,399	1,181,611,969
Redemption of partnership units	(2,015,842,170)	(1,751,260,800)

Net cash used in financing activities	(1,001,680,771)	(569,648,831)

Net Decrease in Cash and Cash Equivalents	(1,052,068,669)	(1,675,194,737)

Cash and Cash Equivalents, beginning of period	2,320,745,778	3,896,493,193

Cash and Cash Equivalents, end of period	$1,268,677,109	$2,221,298,456

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2011 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“USNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. USNG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USNG’s units traded on the American Stock Exchange (the “AMEX”). USNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of December 31, 2010 (the “LP Agreement”). The investment objective of USNG is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USNG’s expenses. It is not the intent of USNG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. United States Commodity Funds LLC (“USCF”) believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). USNG accomplishes its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of September 30, 2011, USNG held 4,180 NG Futures November 2011 Contracts and 17,950 NN Financially Settled Futures November 2011 Contracts traded on the NYMEX, 48,383 cleared swap contracts traded on the ICE Futures, and over-the-counter swap transactions with four counterparties.

USNG commenced investment operations on April 18, 2007 and has a fiscal year ending on December 31. USCF is responsible for the management of USNG. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Agriculture Index Fund (“USAG”), the United States Copper Index Fund (“CPER”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010. CPER is expected to list its units on the NYSE Arca in early November 2011. USAG and USMI are not listed on the NYSE Arca as of the filing of this quarterly report on Form 10-Q. USCF has also filed registration statements to register units of the United States Sugar Fund, the United States Natural Gas Double Inverse Fund, the United States Gasoil Fund and the United States Asian Commodities Basket Fund, each a series of the United States Commodity Funds Trust I.

USNG issues units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the NAV of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

In addition, Authorized Purchasers pay USNG a $1,000 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 100,000 units. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the NAV of USNG but rather at market prices quoted on such exchange.

In April 2007, USNG initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, USNG listed its units on the AMEX under the ticker symbol “UNG”. On that day, USNG established its initial NAV by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000. USNG also commenced investment operations on April 18, 2007, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of September 30, 2011, USNG had registered a total of 1,480,000,000 units.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In accordance with GAAP, USNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USNG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USNG is not subject to income tax return examinations by major taxing authorities for years before 2007 (year of inception). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USNG recording a tax liability that reduces net assets. However, USNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. USNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2011.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units at a price equal to the NAV of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

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

Calculation of Net Asset Value

USNG’s NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. USNG uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the NAV per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at September 30, 2011.

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

The unaudited condensed financial information and pro forma financial information, as well as the historical combined financial information as of and for the year ended December 31, 2010, was derived from USNG’s historical financial statements and has been audited by Spicer Jeffries LLP. The historical financial information as of and for the periods ended September 30, 2011 is unaudited. The condensed financial statements in this quarterly report on Form 10-Q are presented in accordance with Accounting Standards Codification 260 for purposes of presenting the 2-for-1 reverse split on a historical basis for all periods reported.

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

Ongoing Registration Fees and Other Offering Expenses

USNG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2011 and 2010, USNG incurred $84,630 and $68,210, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance for all affiliated funds for which USCF serves as general partner or sponsor (all affiliated funds including USCI, USAG, USMI and CPER) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated funds organized as limited partnerships and, as of July 8, 2011, those affiliated funds organized as a series of a Delaware statutory trust. USNG shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds. Effective as of April 1, 2010, USNG became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI, USAG, USMI and CPER.

Licensing Fees

As discussed in Note 4 below, USNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, up to October 19, 2011, USNG and the affiliated funds managed by USCF, other than USBO, USCI, USMI, CPER and USAG, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. On and after October 20, 2011, USNG and the affiliated funds managed by USCF, other than USBO, USCI, USMI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all assets. During the nine months ended September 30, 2011 and 2010, USNG incurred $372,858 and $558,607, respectively, under this arrangement. See Note 9 below.

Investor Tax Reporting Cost

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG. These costs are estimated to be $2,100,000 for the year ending December 31, 2011.

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

USNG and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby USNG was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, USNG and the affiliated funds managed by USCF, other than USBO, USCI, USMI, CPER and USAG, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. USNG expressly disclaims any association with the NYMEX or endorsement of USNG by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX. See Note 9 below.

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

All of USNG’s investment contracts were exchange-traded futures contracts, cleared swaps or fully-collateralized over-the-counter swaps through September 30, 2011. The liquidity and credit risks associated with exchange-traded contracts and cleared swaps are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. At September 30, 2011, USNG maintained over-the-counter transactions with four counterparties. Over-the-counter transactions subject USNG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. However, as compared to its over-the-counter transactions, it may more easily realize value by reselling its futures contracts. In addition, USNG bears the risk of financial failure by the clearing broker.

At September 30, 2011, USNG’s counterparties posted $214 in cash and $0 in securities as collateral with USNG’s custodian, as compared with $0 in cash and $0 in securities at September 30, 2010. Under these over-the-counter swap agreements, USNG posted collateral with respect to its obligations of $93,980,849 in cash and $33,026,713 in securities, such as U.S. Treasuries, at September 30, 2011, as compared with $179,617,199 in cash and $73,574,000 in securities at September 30, 2010.

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

USCF invests a portion of USNG’s cash in money market funds that seeks to maintain a stable NAV. USNG is exposed to any risk of loss associated with an investment in such money market funds. USCF holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of September 30, 2011 and December 31, 2010, USNG held cash deposits and investments in money market funds in the amounts of $1,453,329,332 and $2,635,369,994, respectively. This amount is subject to loss should USNG’s custodian cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2011 and 2010 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2011 (Unaudited)	For the nine months ended September 30, 2010 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$12.00 *	$20.14	*
Total loss	(2.92)	(7.68	)*
Total expenses	(0.08)	(0.10	)*

Net decrease in net asset value	(3.00)	(7.78	)*

Net asset value, end of period	$9.00	$12.36	*

Total Return	(25.00)%	(38.63)%

Ratios to Average Net Assets
Total loss	(20.57)%	(46.29)%

Expenses excluding management fees**	0.38%	0.32%

Management fees**	0.55%	0.53%

Net loss	(21.26)%	(46.93)%

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

The following table summarizes the valuation of USNG’s securities at December 31, 2010 using the fair value hierarchy:

	$1,902,183,385	$1,902,183,385	$1,902,183,385	$1,902,183,385
At December 31, 2010	Total	Level I	Level II	Level III
Short-Term Investments	$1,902,183,385	$1,902,183,385	$—	$—
Exchange-Traded Futures Contracts	56,023,955	56,023,955	—	—
Exchange-Traded Cleared Swap Contracts	31,381,325	31,381,325	—	—
Over-the-Counter Total Return Swap Contracts	27,200,226	—	—	27,200,226

During the year ended December 31, 2010, there were no significant transfers between Level I and Level II.

Following is a reconciliation of assets in which significant observable inputs (Level III) were used in determining fair value:

Total Return Swap Contracts
Beginning balance as of 12/31/09	$(39,408,688)
Realized gain (loss)*	—
Change in unrealized gain (loss)	66,608,914

Ending balance as of 12/31/10	$27,200,226

*	The realized gain (loss) incurred during the fiscal year ended December 31, 2010 for total return swaps was $(905,660,856).

The following table summarizes the valuation of USNG’s securities at September 30, 2011 using the fair value hierarchy:

	$1,902,183,385	$1,902,183,385	$1,902,183,385	$1,902,183,385
At September 30, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$802,469,923	$802,469,923	$—	$—
Exchange-Traded Futures Contracts	(25,519,040)	(25,519,040)	—	—
Exchange-Traded Cleared Swap Contracts	(38,900,870)	(38,900,870)	—	—
Over-the-Counter Total Return Swap Contracts	(23,786,097)	—	—	(23,786,097)

During the nine months ended September 30, 2011, there were no significant transfers between Level I and Level II.

Following is a reconciliation of assets in which significant observable inputs (Level III) were used in determining fair value:

Total Return Swap Contracts
Beginning balance as of 12/31/10	$27,200,226
Realized gain (loss)*	—
Change in unrealized gain (loss)	(50,986,323)

Ending balance as of 09/30/11	$(23,786,097)

*	The realized gain (loss) incurred during the nine months ended September 30, 2011 for total return swaps was $(145,104,628).

Effective January 1, 2009, USNG adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statement of Financial Condition Location	Fair Value At September 30, 2011	Fair Value At December 31, 2010
Futures - Commodity Contracts	Assets	$(64,419,910)	$87,405,280

Swaps - Commodity Contracts	Assets -	(23,786,097)	27,200,226
	Unrealized
	Appreciation (Depreciation)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2011		For the nine months ended September 30, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income

Futures - Commodity Contracts	Realized loss on closed futures positions	$(62,871,087)		$(588,431,233)

	Change in unrealized loss on open futures positions		$(151,825,190)		$(65,393,258)

Swaps - Commodity Contracts	Realized loss on closed swap contracts	(145,104,628)		(808,162,224)

	Change in unrealized gain (loss) on open swap contracts		(50,986,323)		182,875

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments early, but no earlier than for interim periods beginning after December 15, 2011. The implementation of ASU No. 2011-04 is not expected to have a material impact on USNG’s financial statements.

In January 2010, FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 is not expected to have a material impact on USNG’s financial statements.

NOTE 9 - SUBSEQUENT EVENTS

USNG has performed an evaluation of subsequent events through the date the financial statements were issued. The subsequent events were as follows.

As discussed in Note 3 and Note 4 above, on October 20, 2011, USNG and the NYMEX amended the licensing agreement. Pursuant to the agreement, up to October 19, 2011, USNG and the affiliated funds managed by USCF, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. On and after October 20, 2011, USNG and the affiliated funds managed by USCF, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all assets.

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

Introduction

USNG, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USNG is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract for natural gas traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USNG’s expenses. It is not the intent of USNG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. The general partner of USNG, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below).

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

USNG seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Natural Gas-Related Investments such that changes in its NAV, measured in percentage terms, will closely track the changes in the price of the Benchmark

Futures Contract, also measured in percentage terms. USCF believes the daily changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of natural gas. It is not the intent of USNG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Natural Gas-Related Investments.

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

All of the Dodd-Frank Act’s new provisions became effective on July 16, 2011. However, some new rules implementing, and in many cases, interpreting and clarifying, the Dodd-Frank Act’s new requirements have not been finalized. Therefore, USNG will necessarily operate in a period of regulatory uncertainty until all applicable new regulations have been finalized. Some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact USNG are discussed below.

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

On October 18, 2011, the U.S. Commodity Futures Trading Commission (the “CFTC”) adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Futures Contracts and options on Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). The new regulations require, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations do not appear to require aggregation of Referenced Contracts held across separate Funds or Trust Series.

The position limit rules will be implemented in two phases: spot-month position limits and non-spot-month position limits. Spot-month limits will be effective sixty days after the term “swap” is defined under the Dodd-Frank Act (see below). The limits adopted will be based on the spot-month position limit levels currently in place at the Futures Exchanges (or designated contract market or “DCM”). Thereafter, the spot-month limits will be adjusted annually for energy contracts. These subsequent limits will be based on the CFTC’s determination of deliverable supply in consultation with the Futures Exchanges. Spot-month position limit levels will be set generally at 25% of estimated deliverable supply, and limits will be applied separately for physical-delivery and cash-settled contracts in the same commodity. Cash-settled NYMEX Henry Hub Natural Gas contracts, however, will be subject to a cash-settled spot-month position limit and an aggregate limit (extending across positions in both physical-delivery and cash-settled natural gas contracts), each set at five-times the limit that applies to the physical-delivery NYMEX Henry Hub Natural Gas contract.

Non-spot-month position limits will go into effect by CFTC order after the CFTC has received one year of open interest data on physical commodity cleared and uncleared swaps under the swaps larger trader reporting rule. The non-spot month limits will be adjusted biennially based on Referenced Contract open interest. Non-spot-month position limits (i.e., limits applied to positions in all contract months combined or in a single contract month) will be set using the 10/2.5 percent formula: 10 percent of the contract’s first 25,000 of open interest and 2.5 percent thereafter. These limits will be reset biennially based on two years of open interest data.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of USNG to achieve its investment objective. However, as of the filing of this quarterly report on Form 10-Q, additional studies are required before final rules are implemented, and therefore, it cannot be determined with certainty what impact such rules will have on USNG.

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

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether a Covered Swap Entity’s counterparty to a particular swap is (1) also a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user. With certain exceptions not applicable to USNG and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

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

The CFTC and the SEC have proposed joint rules defining “swaps” and “security-based swaps,” which would provide additional clarity regarding which transactions will be regulated as such under the Dodd-Frank Act and, more specifically, whether and how new CFTC and SEC rules will apply to USNG. Final rules with regard to the definition of “swaps” and “security-based swaps” have not yet been proposed.

The CFTC has now issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act but continues to issue proposed versions of additional rules that it has authority to promulgate.

On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011. On October 18, 2011, the CFTC issued an order, which modifies the July 14, 2011 order by extending the temporary exemptive relief to the earlier of the effective date or the required final rulemaking or July 16, 2012.

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

Price Movements

Natural gas futures prices were volatile during the nine months ended September 30, 2011. The price of the Benchmark Futures Contract started the period at $4.405. It hit a peak on June 8, 2011 of $4.85 and then fell during the course of the period. The low price of the period was on September 30, 2011, when the Benchmark Futures Contract was $3.67. The Benchmark Futures Contract on September 30, 2011 was $3.67, a decrease of approximately 16.78% over the period. USNG’s NAV initially rose during the period, taking into account the reverse split, from a starting level of $12.00* per unit to a high on January 21, 2011 of $12.87* per unit. USNG’s NAV reached its low for the period on September 30, 2011 at $9.00 per unit. The NAV on September 30, 2011 was $9.00, a decrease of approximately 25.00% over the period. The Benchmark Futures Contract prices listed above began with the February 2011 contract and ended with the November 2011 contract. The decrease of approximately 16.78% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in natural gas Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing natural gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USNG seeks to track, which are more fully described below in the section titled “Tracking USNG’s Benchmark.”

During the nine months ended September 30, 2011, the natural gas futures market was primarily in a state of contango, meaning that the price of the near month natural gas Futures Contract was typically lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. A contango market is one in which the price of the near month natural gas Futures Contract is less than the price of the next month natural gas Futures Contract, or contracts further away from expiration. As a result of contango or backwardation, as the case may be, the return of approximately -16.78% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 units, USNG has registered four subsequent offerings of its units: 50,000,000 units which were registered with the SEC on November 21, 2007, 100,000,000 units which were registered with the SEC on August 28, 2008, 300,000,000 units which were registered with the SEC on May 6, 2009 and 1,000,000,000 units which were registered with the SEC on August 12, 2009. Units offered by USNG in the subsequent offerings were sold by it for cash at the units’ NAV as described in the applicable prospectus. On March 8, 2011, after the close of trading on the NYSE Arca, USNG effected a 2-for-1 reverse unit split and post-split units of USNG began trading on March 9, 2011. As a result of the reverse unit split, every two pre-split units of USNG were automatically exchanged for one post-split unit. Immediately prior to the reverse unit split, there were 447,200,000 units of USNG issued and outstanding, each representing a NAV of $5.16. Immediately after the reverse unit split, the number of issued and outstanding units of USNG decreased to 223,600,000, not accounting for fractional units, and the NAV relating to each unit increased to $10.31. As of September 30, 2011, USNG had issued 1,023,900,000 units, 148,597,828 of which were outstanding. As of September 30, 2011, there were 456,100,000 units registered but not yet issued.

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

For the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

As of September 30, 2011, the total unrealized loss on Futures Contracts, cleared swap contracts and over-the-counter swap contracts owned or held on that day was $88,206,007 and USNG established cash deposits and investments in money market funds that were equal to $1,453,329,332. USNG held 87.29% of its cash assets in overnight deposits and money market funds at its custodian bank, while 12.71% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on September 30, 2011 was $9.00.

By comparison, as of September 30, 2010, the total unrealized loss on Futures Contracts, cleared swap contracts and over-the-counter swap contracts owned or held on that day was $146,396,336 and USNG established cash deposits and investments in money market funds that were equal to $2,636,832,839. USNG held 84.24% of its cash assets in overnight deposits and money market funds at its custodian bank, while 15.76% of the cash balance was held as margin deposits for the Futures Contracts purchased. The decrease in cash assets in overnight deposits and money market funds for September 30, 2011 as compared to September 30, 2010 was the result of USNG’s smaller size in the current period as measured by total net assets. The ending per unit NAV on September 30, 2010 was $12.36*. The decrease in the per unit NAV from September 30, 2011 as compared to September 30, 2010 was primarily a result of the impact of contango on USNG’s portfolio and the lower prices for natural gas and the related decline in the value of the Futures Contracts, cleared swap contracts, and over-the-counter swap contracts that USNG had invested in between the period ended September 30, 2010 and the period ended September 30, 2011.

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

During the nine months ended September 30, 2011, the daily average total net assets of USNG were $1,994,925,465. The management fee incurred by USNG during the period amounted to $8,208,420, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.55% over the course of this nine month period. By comparison, during the nine months ended September 30, 2010, the daily average total net assets of USNG were $3,155,228,735. The management fee paid by USNG during this nine month period amounted to $12,547,636, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.53% over the course of this nine month period. USNG’s management fees as a percentage of total net assets were higher for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 as a result of the decrease in USNG’s total net assets during the nine months ended September 30, 2011.

In addition to the management fee, USNG pays all brokerage fees, transaction costs for over-the-counter swaps and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the nine months ended September 30, 2011 was $5,693,411, which included $27,900 for the costs incurred for the preparation and execution of the reverse unit split, as well as in registration fees paid to the SEC, as compared to $7,654,542 for the nine months ended September 30, 2010. The decrease in expenses for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was the result of USNG’s smaller size in the current period as measured by total net assets. For the nine months ended September 30, 2011, USNG incurred $84,630 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the nine months ended September 30, 2010, USNG incurred $68,210 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The increase in registration fees and expenses incurred by USNG for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily due to a faster amortization of prepaid registration costs, which were matched to a faster expected rate of unit creations during the nine months ended September 30, 2011.

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships and, as of July 8, 2011, those affiliated funds organized as a series of a Delaware statutory trust. Affiliated funds of USNG include the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”), the United States Brent Oil Fund, LP (“USBO”), the United States Commodity Index Fund (“USCI”), the United States Agriculture Index Fund (“USAG”), the United States Copper Index Fund (“CPER”) and the United States Metals Index Fund (“USMI”). USNG shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, except USCI, USAG, CPER and USMI, and USNG’s portion of such fees and expenses was $629,670. Effective as of April 1, 2010, USNG became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI, USAG, CPER and USMI.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the nine months ended September 30, 2011, total commissions paid to brokers amounted to $3,584,906. By comparison, during the nine months ended September 30, 2010, total commissions paid to brokers amounted to $4,704,088. The decrease in the total commissions paid to brokers for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily a function of decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded as a result of the decrease in USNG’s total net assets during the nine months ended September 30, 2011. As an annualized percentage of total net assets, the figure for the nine months ended September 30, 2011 represents approximately 0.24% of average total net assets. By comparison, the figure for the nine months ended September 30, 2010 represented approximately 0.20% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USNG incurred $3,160,147 in transaction costs during the nine months ended September 30, 2011 as compared to $5,525,517 in transaction costs during the nine months ended September 30, 2010. USNG’s transaction fees were lower during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due to reduced transaction costs for over-the-counter swaps, including upfront fees and spreads charged by counterparties and due to a decrease in the value of over-the-counter swaps held resulting from the decrease in USNG’s total net assets during the nine months ended September 30, 2011. However, these costs remain somewhat higher as compared to those for exchange-traded Natural Gas Interests.

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG. These costs are estimated to be $2,100,000 for the year ending December 31, 2011.

Dividend and Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the nine months ended September 30, 2011, USNG earned $370,538 in dividend and interest income on such cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. USNG purchased Treasuries during the nine months ended September 30, 2011 and also held cash and/or cash equivalents during this time period. By comparison, for the nine months ended September 30, 2010, USNG earned $1,018,484 in dividend and interest income on such cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.04%. USNG purchased Treasuries during the nine months ended September 30, 2010 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. As a result, the amount of income earned by USNG as a percentage of total net assets was lower during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

For the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Portfolio Expenses. During the three months ended September 30, 2011, the daily average total net assets of USNG were $1,609,064,770. The management fee incurred by USNG during the period amounted to $2,279,917, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.56% over the course of this three month period. By comparison, during the three months ended September 30, 2010, the daily average total net assets of USNG were $2,620,650,678. The management fee paid by USNG during this three month period amounted to $3,554,792, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average net assets averaged 0.54% over the course of this three month period. USNG’s management fees as a percentage of total net assets were higher for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 as a result of the decrease in USNG’s daily total net assets during the three months ended September 30, 2011.

In addition to the management fee, USNG pays all brokerage fees, transaction costs for over-the-counter swaps and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended

September 30, 2011 was $1,284,694, as compared to $2,123,594 for the three months ended September 30, 2010. The decrease in expenses for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was the result of USNG’s smaller size in the current period as measured by total net assets. For the three months ended September 30, 2011, USNG incurred $28,520 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended September 30, 2010, USNG incurred $22,510 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The increase in registration fees and expenses incurred by USNG for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily due to a faster amortization of prepaid registration costs, which were matched to a slower expected rate of unit creations during the three months ended September 30, 2011.

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships and, as of July 8, 2011, those affiliated funds organized as a series of a Delaware statutory trust. Affiliated funds of USNG include USOF, US12OF, UGA, USHO, USSO, US12NG, USBO, USCI, USAG, USMI and CPER. USNG shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, except USCI, USAG, USMI and CPER, and USNG’s portion of such fees and expenses was $629,670. Effective as of April 1, 2010, USNG became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI, USAG, USMI and CPER.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the three months ended September 30, 2011, total commissions paid to brokers amounted to $1,023,870. By comparison, during the three months ended September 30, 2010, total commissions paid to brokers amounted to $1,426,297. The decrease in the total commissions paid to brokers for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily a function of decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded as a result of the decrease in USNG’s total net assets during the three months ended September 30, 2011. As an annualized percentage of total net assets, the figure for the three months ended September 30, 2011 represents approximately 0.25% of total net assets. By comparison, the figure for the three months ended September 30, 2010 represented approximately 0.22% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USNG incurred $780,461 in transaction costs during the three months ended September 30, 2011 as compared to $1,609,564 in transaction costs during the three months ended September 30, 2010. USNG’s transaction fees were lower during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 due to reduced transaction costs for over-the-counter swaps, including upfront fees and spreads charged by counterparties and due to the decrease in the value of over-the-counter swaps held resulting from the decrease in USNG’s total net assets during the nine months ended September 30, 2011. However, these costs remain somewhat higher as compared to those for exchange-traded Natural Gas Interests.

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG. These costs are estimated to be $2,100,000 for the year ending December 31, 2011.

Dividend and Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended September 30, 2011, USNG earned $63,941 in dividend and interest income on such cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. USNG purchased Treasuries during the three months ended September 30, 2011 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2010, USNG earned $438,636 in dividend and interest income on such cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.07%. USNG purchased Treasuries during the three months ended September 30, 2010 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. As a result, the amount of income earned by USNG as a percentage of total net assets was lower during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

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

For the 30 valuation days ended September 30, 2011, the simple average daily change in the Benchmark Futures Contract was -0.271%, while the simple average daily change in the NAV of USNG over the same time period was -0.275%. The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -2.971%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USNG’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended September 30, 2011. The second chart below shows the monthly total returns of USNG as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USNG’s units to the public on April 18, 2007 to September 30, 2011, the simple average daily change in the Benchmark Futures Contract was -0.1697%, while the simple average daily change in the NAV of USNG over the same time period was -0.1690%. The average daily difference was -0.0003% (or -0.03 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.172%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2011, the actual total return of USNG as measured by changes in its NAV was -25.00%. This is based on an initial NAV, taking into account the reverse split, of $12.00* on December 31, 2010 and an ending NAV as of September 30, 2011 of $9.00. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USNG would have had an estimated NAV of $9.07 as of September 30, 2011, for a total return over the relevant time period of -24.42%. The difference between the actual NAV total return of USNG of -25.00% and the expected total return based on the Benchmark Futures Contract of -24.42% was an error over the time period of -0.583%, which is to say that USNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USNG pays, offset in part by the income that USNG collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2011, USNG received dividend and interest income of $370,538, which is equivalent to a weighted average income rate of 0.02% for such period. In addition, during the nine months ended September 30, 2011, USNG also collected $124,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income contributed to USNG’s actual total return. However, if the total assets of USNG increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the nine months ended September 30, 2011, USNG incurred total expenses of $13,901,831. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(13,407,293), which is equivalent to an annualized weighted average net income rate of (0.90)% for the nine months ended September 30, 2011.

*	Adjusted to give effect to the reverse unit split of 2-for-1 executed on March 8, 2011.

By comparison, for the nine months ended September 30, 2010, the actual total return of USNG as measured by changes in its NAV was -38.63%. This was based on an initial NAV, taking into account the reverse unit split, of $20.14* on December 31, 2009 and an ending NAV as of September 30, 2010 of $12.36*. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USNG would have had an estimated NAV of $12.46 as of September 30, 2010, for a total return over the relevant time period of -38.13%. The difference between the actual NAV total return of USNG of -38.63% and the expected total return based on the Benchmark Futures Contract of -38.13% was an error over the time period of -0.50%, which is to say that USNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USNG paid, offset in part by the income that USNG collected on its cash and cash equivalent holdings. During the nine months ended September 30, 2010, USNG received dividend and interest income of $1,018,484, which is equivalent to a weighted average income rate of 0.04% for such period. In addition, during the nine months ended September 30, 2010, USNG also collected $147,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USNG’s actual total return. During the nine months ended September 30, 2010, USNG incurred total expenses of $20,202,178. Income from dividends and interest and Authorized Purchaser collections net of expenses was $19,036,694, which is equivalent to an annualized weighted average net income rate of (0.81)% for the nine months ended September 30, 2010.

*	Adjusted to give effect to the reverse unit split of 2-for-1 executed on March 8, 2011.

There are currently three factors that have impacted or are most likely to impact USNG’s ability to accurately track its Benchmark Futures Contract.

First, USNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USNG executes the trade. In that case, USNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USNG to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the nine months ended September 30, 2011, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USNG’s attempt to track the Benchmark Futures Contract over time.

Second, USNG earns dividend and interest income on its cash, cash equivalents and Treasuries. USNG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2011. Interest payments, and any other income, were retained within the portfolio and added to USNG’s NAV. When this income exceeds the level of USNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USNG will realize a net yield that will tend to cause daily changes in the NAV of USNG to track slightly higher than daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2011, USNG earned, on an annualized basis, approximately 0.02% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.55% for management fees and approximately 0.24% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.14% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.91% and affected USNG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2011, USNG held Other Natural Gas-Related Investments. These holdings included a financially settled natural gas futures contract traded on NYMEX whose settlement price tracks the settlement price of the Benchmark Futures Contract. USNG also held investments in cleared swaps traded on the ICE Futures whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized over-the-counter swaps designed to track the settlement price of the Benchmark Futures Contract. Due, in part, to the increased size of USNG over the last several quarters and its obligations to comply with current and potential regulatory limits, USNG has invested in Other Natural Gas-Related Investments, such as over-the-counter swaps, which have increased transaction-related expenses and may result in increased tracking error. Over-the-counter swaps increase transaction-related expenses due to the fact that USNG must pay to the swap counterparty certain fees that USNG does not have to pay for transactions executed on an exchange. Finally, due to potential regulatory limitations, USNG may determine to hold greater amounts of cash and cash equivalents and lesser amounts of Natural Gas Interests, if it determines that will most appropriately satisfy USNG’s investment objective. Holding more cash and cash equivalents and less Natural Gas Interests for some period of time may result in increased tracking error. There are additional Other Natural Gas-Related Investments that USNG is permitted to invest in whose price movements may not track the settlement price of the Benchmark Futures Contract.

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

If the futures market is in backwardation, e.g., when the expected price of natural gas in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Using the $7 per MMBtu price above to represent the front month price, the price of the next month contract could be $6.86 per barrel, that is 2% cheaper than the front month contract. Hypothetically, and assuming no other changes to either prevailing natural gas prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the $6.86 next month contract would rise as it approaches expiration and becomes the new near month contract with a price of $7. In this example, the value of an investment in the second month contract would tend to rise faster than the spot price of natural gas, or fall slower. As a result, it would be possible in this hypothetical example for the spot price of natural gas to have risen 10% after some period of time, while the value of the investment in the second month futures contract would have risen 12%, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of natural gas could have fallen 10% while the value of an investment in the futures contract could have fallen only 8%. Over time, if backwardation remained constant, the difference would continue to increase.

If the futures market is in contango, the investor would be buying a next month contract for a higher price than the current near month contract. Using again the $7 per MMBtu price above to represent the front month price, the price of the next month contract could be $7.14 per barrel, that is 2% more expensive than the front month contract. Hypothetically, and assuming no other changes to either prevailing natural gas prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the next month contract would fall as it approaches expiration and becomes the new near month contract with a price of $7. In this example, it would mean that the value of an investment in the second month would tend to rise slower than the spot price of natural gas, or fall faster. As a result, it would be possible in this hypothetical example for the spot price of natural gas to have risen 10% after some period of time, while the value of the investment in the second month futures contract will have risen only 8%, assuming contango is large enough or enough time has elapsed. Similarly, the spot price of natural gas could have fallen 10% while the value of an investment in the second month futures contract could have fallen 12%. Over time, if contango remained constant, the difference would continue to increase.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

HYPOTHETICAL PERFORMANCE RESULTS HAVE MANY INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW. NO REPRESENTATION IS BEING MADE THAT USNG WILL OR IS LIKELY TO ACHIEVE PROFITS OR LOSSES SIMILAR TO THOSE SHOWN. IN FACT, THERE ARE FREQUENTLY SHARP DIFFERENCES BETWEEN HYPOTHETICAL PERFORMANCE RESULTS AND THE ACTUAL RESULTS ACHIEVED BY ANY PARTICULAR TRADING PROGRAM.

ONE OF THE LIMITATIONS OF HYPOTHETICAL PERFORMANCE RESULTS IS THAT THEY ARE GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. IN ADDITION, HYPOTHETICAL TRADING DOES NOT INVOLVE FINANCIAL RISK, AND NO HYPOTHETICAL TRADING RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING.

FOR EXAMPLE, THE ABILITY TO WITHSTAND LOSSES OR TO ADHERE TO A PARTICULAR TRADING PROGRAM IN SPITE OF TRADING LOSSES ARE MATERIAL POINTS WHICH CAN ALSO ADVERSELY AFFECT ACTUAL TRADING RESULTS. THERE ARE NUMEROUS OTHER FACTORS RELATED TO THE MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF ANY SPECIFIC TRADING PROGRAM WHICH CANNOT BE FULLY ACCOUNTED FOR IN THE PREPARATION OF HYPOTHETICAL PERFORMANCE RESULTS AND ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL TRADING RESULTS.

BECAUSE THERE ARE NO ACTUAL TRADING RESULTS TO COMPARE TO THE HYPOTHETICAL PERFORMANCE RESULTS, INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THESE HYPOTHETICAL PERFORMANCE RESULTS.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of USNG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in USNG units during the nine months ended September 30, 2011 relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2010 and held to September 30, 2011 decreased, based upon the changes in the NAV for USNG units on those days, by approximately -25.00%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately -16.78% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2009 to September 30, 2010, contango impacted the total return on an investment in USNG units relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2009 and held to September 30, 2010 decreased, based upon the changes in the NAV for USNG units on those days, by approximately 38.63%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 30.51% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the nine months ended September 30, 2011, natural gas prices in the United States were impacted by several factors. At the beginning of 2010, the amount of natural gas in storage remained near the high of average levels as compared to the previous five years. It remained comparable to 2010 levels during the first quarter of 2011. During the second and third quarter of 2011, the amount of natural gas in storage fell below 2010 levels to the approximate median of the maximum-minimum range of the previous five years. Although prices were volatile, they tended to trend along with the seasonal changes in natural gas storage levels during the first and second quarters but diverged from the seasonal trend during the third quarter. Colder temperatures during January and February 2011, followed by warmer temperatures during March through September 2011, contributed to the volatility in prices. In addition, increased natural gas production also contributed to a decline in natural gas prices during the nine months ended September 30, 2011, with prices reaching a low of $3.67 on September 30, 2011.

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

For the ten-year time period between September 30, 2001 and September 30, 2011, the chart below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in natural gas had a positive, but moderate, correlation to movements in heating oil, crude oil and unleaded gasoline.

Correlation Matrix September 30, 2001-2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	-0.342	0.968	0.223	0.190	0.181	0.044
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.311	-0.179	-0.126	-0.254	0.096
Global Equities (FTSE World Index)			1.000	0.319	0.273	0.240	0.099
Crude Oil				1.000	0.844	0.760	0.405
Heating Oil					1.000	0.723	0.505
Unleaded Gasoline						1.000	0.306
Natural Gas							1.000

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

Correlation Matrix 12 Months ended September 30, 2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	-0.734	0.986	0.768	0.702	0.691	0.543
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.677	-0.599	-0.477	-0.505	-0.383
Global Equities (FTSE World Index)			1.000	0.762	0.704	0.690	0.526
Crude Oil				1.000	0.871	0.965	0.658
Heating Oil					1.000	0.854	0.466
Unleaded Gasoline						1.000	0.631
Natural Gas							1.000

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

USNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USNG has allocated substantially all of its net assets to trading in Natural Gas Interests. USNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of USNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the net assets is held in USNG’s account at its custodian bank. Income received from USNG’s money market funds is paid to USNG. In prior periods, the amount of cash earned by USNG from the sale of Creation Baskets and from income earned has exceeded the amount of cash required to pay USNG’s expenses. However, during the nine months ended September 30, 2011, USNG’s expenses exceeded the income USNG earned and the cash earned from the sale of Creation Baskets. During the nine months ended September 30, 2011, USNG was forced to use other assets to pay cash expenses, which could cause a drop in USNG’s NAV over time. To the extent expenses have exceeded income, USNG’s NAV will be negatively impacted.

USNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, USNG’s over-the-counter contracts have very limited liquidity since they are negotiated agreements that are not transferable by USNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. Such market conditions or contractual limits could prevent USNG from promptly liquidating its positions in Natural Gas Interests. During the nine months ended September 30, 2011, USNG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USNG cannot predict whether such an event may occur in the future.

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

During the nine months ended September 30, 2011, USNG entered into fully collateralized over-the-counter transactions with four counterparties. Unlike most exchange-traded futures contracts, cleared swaps or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

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

As of September 30, 2011, USNG held cash deposits and investments in money market funds in the amount of $1,453,329,332. This amount is subject to loss should USNG’s custodian cease operations.

Off Balance Sheet Financing

As of September 30, 2011, USNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USNG. While USNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USNG’s financial position.

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

USCF agreed to pay the start-up costs associated with the formation of USNG, primarily its legal, accounting and other costs in connection with USCF’s registration with the CFTC as a CPO and the registration and listing of USNG and its units with the SEC, FINRA and the NYSE Arca (formerly, AMEX), respectively. However, since USNG’s initial offering of units, offering costs incurred in connection with registering and listing additional units of USNG have been directly borne on an ongoing basis by USNG, and not by USCF.

USCF pays the fees of USNG’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USNG’s condensed financial statements and its SEC and CFTC reports. USCF and USNG have also entered into a licensing agreement with the NYMEX pursuant to which USNG and the affiliated funds managed by USCF, other than USBO, USCI, USMI, CPER and USAG, pay a licensing fee to the NYMEX. USNG also pays the fees and expenses associated with its tax accounting and reporting requirements.

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

As of September 30, 2011, USNG’s portfolio consisted of 4,180 Natural Gas NG Futures November 2011 Contracts traded on the NYMEX, 17,950 Natural Gas NN Futures November 2011 Contracts traded on the NYMEX, 48,383 cleared swaps traded on the ICE Futures and total return swaps with an aggregate market value of $(23,786,097). For a list of USNG’s current holdings, please see USNG’s website at www.unitedstatesnaturalgasfund.com.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

At September 30, 2011, USNG maintained fully-collateralized over-the-counter swap transactions (“OTC Contracts”) with four counterparties and was in the process of negotiating agreements governing OTC Contracts with additional counterparties. Unlike most exchange-traded futures contracts, cleared swaps or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether a Covered Swap Entity’s counterparty to a particular swap is (1) also a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user. With certain exceptions not applicable to USNG and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

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

The CFTC voted to propose rules for capital requirements for Covered Swap Entities that are not regulated by a Prudential Regulator. Covered Swap Entities that are regulated by a Prudential Regulator will be subject to the capital requirements already imposed by such Prudential Regulator. In general, higher levels of capital would be imposed on Covered Swap Entities that do not collect margin from their counterparties (or that collect margin subject to thresholds) in connection with their swaps, and could increase the costs of such swaps. On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011. On October 18, 2011, the CFTC issued an order, which modifies the July 14, 2011 order by extending the temporary exemptive relief to the earlier of the effective date of the required final rulemaking or July 16, 2012.

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

During the nine months ended September 30, 2011, USNG employed hedging methods such as those described above to the extent it invested in fully-collateralized over-the-counter swap transactions designed to track percentage changes in the price of the Benchmark Futures Contract. During the nine months ended September 30, 2011, USNG was exposed to counterparty risk on its fully-collateralized over-the-counter swap transactions with four counterparties.

The counterparty credit ratings for the exposure on over-the-counter swap transactions to which USNG was a party that would be owed to USNG due to a default or early termination by USNG’s counterparties at September 30, 2010, December 31, 2010 and September 30, 2011 were:

	September 30, 2010
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
A2	2	$769,525,482	$(8,624,196)	$—	$(8,624,196)
Aa3	1	388,461,256	(30,365,710)	—	(30,365,710)

Total	3	$1,157,986,738	$(38,989,906)	$—	$(38,989,906)

	December 31, 2010
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
A2	1	$379,600,265	$—	$6,239,881	$(6,239,881)
Aa3	2	682,253,294	27,427,071	15,389,043	12,038,028

Total	3	$1,061,853,559	$27,427,071	$21,628,924	$5,798,147

	September 30, 2011
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
A2	1	$105,136,930	$(14,099,712)	$—	$(14,099,712)
Aa2	1	86,942,713	(11,659,560)	—	(11,659,560)
Aa3	2	407,422,752	(20,921,063)	214	(20,920,850)

Total	4	$599,502,395	$(46,680,335)	$214	$(46,680,122)

*	The difference reflects minimum transfer amounts for collateral and potentially one day’s movement in the underlying total return, which would be collateralized the following business day.

The aggregate notional amount of USNG’s over-the-counter derivative transactions, which consisted of total return swaps, decreased to $599,502,395 at September 30, 2011, as compared to $1,157,986,738 at September 30, 2010. The aggregate notional amount of these derivative transactions, which is not included in the Condensed Schedule of Investments (Unaudited), is indicative of USNG’s activities in derivative transactions, but is not an indicator of the level of credit risk associated with these transactions.

At September 30, 2011, USNG’s counterparties posted $214 in cash and $0 in securities as collateral with USNG’s custodian, as compared with $0 in cash and $0 in securities at September 30, 2010. Under these over-the-counter swap agreements, USNG posted collateral with respect to its obligations of $93,980,849 in cash and $33,026,713 in securities, such as U.S. Treasuries, at September 30, 2011, as compared with $179,617,199 in cash and $73,574 in securities at September 30, 2010.

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

There have been no material changes to the risk factors previously disclosed in USNG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 1, 2011 and USNG’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed on August 9, 2011, except for the update to the risk factor set forth below and the addition of the risk factor set forth below.

Updated Risk Factor:

The financial markets are currently in a period of disruption and USNG does not expect these conditions to improve in the near future.

Since 2008, the financial markets have experienced difficult financial conditions and volatility as well as significant adverse trends. The conditions in these markets have resulted in sporadic availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. Although the financial markets saw some signs of a recovery beginning in late 2010, economic growth in 2011 has been slow and the financial markets are still fragile and could fall into another recession. Another recession could adversely affect the financial condition and results of operations of USNG’s service providers and Authorized Purchasers which would impact the ability of USCF to achieve USNG’s investment objective.

New Risk Factor:

Further ratings downgrades on sovereigns could cause further global market volatility, negatively impacting the ability of sovereigns to borrow funds and pay debt obligations.

In August 2011, Standard & Poor’s downgraded the United States’ long-term credit rating from AAA to AA+. This downgrade resulted in global market volatility and it is unclear what effect such downgrade will have on various State debt obligations, as well as other sovereign debt obligations. Such downgrades could have a global impact resulting in a recessionary market and defaults on sovereign debt obligations. Any default on a sovereign to pay its debt obligations could negatively impact USNG.

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

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
10.1(1)	Third Amendment to the License Agreement between United States Commodity Funds, LLC and New York Mercantile Exchange, Inc.
31.1(2)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(2)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(3)	XBRL Instance Document
101.SCH(3)	XBRL Taxonomy Extension Schema
101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase
101.LAB(3)	XBRL Taxonomy Extension Label Linkbase
101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(2)	Filed herewith.
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

Date: November 9, 2011

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 9, 2011