Form 10-Q
period 2012-03-31
United States Natural Gas Fund, LP
filed 2012-05-10
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐  Yes     ☒  No

UNITED STATES NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At March 31, 2012 (Unaudited) and December 31, 2011

	March 31, 2012	December 31, 2011

Assets
Cash and cash equivalents (Note 5)	$651,042,360	$938,678,961
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	232,426,811	206,627,904
Unrealized loss on open commodity futures and cleared swap contracts	(82,689,285)	(48,992,305)
Unrealized loss on open swap contracts	(16,171,016)	(12,805,692)
Receivable for units sold	37,001,120	—
Dividend receivable	9,098	8,866
Interest receivable	287	174
Other assets	56,385	17,216

Total assets	$821,675,760	$1,083,535,124

Liabilities and Partners’ Capital
Investment payable	$—	$772
Payable for units redeemed	42,083,366	8,523,736
Professional fees payable	1,263,974	2,064,537
General Partner management fees payable (Note 3)	435,843	599,523
Brokerage commissions payable	166,250	166,250
Interest payable	153	153
Other liabilities	96,140	83,980

Total liabilities	44,045,726	11,438,951

Commitments and Contingencies (Notes 3, 4, and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	777,630,034	1,072,096,173

Total Partners’ Capital	777,630,034	1,072,096,173

Total liabilities and partners’ capital	$821,675,760	$1,083,535,124

Limited Partners’ units outstanding	48,566,476	41,399,457	*

Net asset value per unit	$16.01	$25.88	*

Market value per unit	$15.92	$25.84	*

*

On February 21, 2012, there was a 4-for-1 reverse unit split. Historical units outstanding, net asset value per unit and market value per unit have been adjusted to reflect the 4-for-1 reverse unit split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2012

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners’ Capital
Open Cleared Swap Contracts - Long
Foreign Contracts
ICE Natural Gas Cleared Swap ICE LOT May 2012 contracts, expiring April 2012	40,798	$(31,642,050)	(4.07)

Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG May 2012 contracts, expiring April 2012	14,631	(37,380,300)	(4.80)
NYMEX Natural Gas Futures NN May 2012 contracts, expiring April 2012	17,952	(13,666,935)	(1.76)

	32,583	(51,047,235)	(6.56)

Total Open Cleared Swap and Futures Contracts	73,381	$(82,689,285)	(10.63)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.03%, 6/21/2012*	$250,020,000	$250,003,125	32.15

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	101,600,347	101,600,347	13.07
Goldman Sachs Financial Square Funds - Government Fund - Class SL	150,478,323	150,478,323	19.35
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	150,435,427	150,435,427	19.34

Total Money Market Funds		402,514,097	51.76

Total Cash Equivalents		$652,517,222	83.91

Open Over-the-Counter Total Return Swap Contracts

	Notional Amount	Market Value	Unrealized Loss	Termination Date
Swap agreement to receive return on the Custom Natural Gas Index (UNG) - Excess Return	$93,513,692	$(6,396,185)	$(6,396,185)	4/25/2012
Swap agreement to receive return on the NYMEX Henry Hub Natural Gas Futures Contract	76,973,316	(9,774,831)	(9,774,831)	8/31/2012

Total unrealized loss on open swap contracts			$(16,171,016)

*	Security or partial security segregated as collateral for over-the-counter total return swap contracts.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three months ended March 31, 2012	Three months ended March 31, 2011
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed futures contracts	$(299,391,078)	$2,603,815
Realized loss on closed swap contracts	(91,376,797)	(28,899,684)
Change in unrealized loss on open futures contracts	(33,696,980)	(27,484,617)
Change in unrealized loss on open swap contracts	(3,365,324)	(4,612,686)
Dividend income	24,301	114,922
Interest income	30,138	97,995
Other income	42,000	58,000

Total loss	(427,733,740)	(58,122,255)

Expenses
General Partner management fees (Note 3)	1,379,693	3,184,351
Brokerage commissions	1,021,391	1,396,783
Professional fees	296,641	698,239
Other expenses	61,042	283,714

Total expenses	2,758,767	5,563,087

Net loss	$(430,492,507)	$(63,685,342)

Net loss per limited partnership unit	$(9.87)	$(2.00)*

Net loss per weighted average limited partnership unit	$(9.76)	$(1.20)*

Weighted average limited partnership units outstanding	44,091,606	52,687,277 *

*

On February 21, 2012, there was a 4-for-1 reverse unit split. The Condensed Statements of Operations (Unaudited) have been adjusted for the periods shown to reflect the 4-for-1 reverse unit split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2012

	General Partner		Limited Partners	Total

Balances, at December 31, 2011	$—		$1,072,096,173	$1,072,096,173
Addition of 52,200,000 partnership units	—		477,942,497	477,942,497
Redemption of 169,231,352 partnership units	—		(341,916,129)	(341,916,129)
Net loss	—		(430,492,507)	(430,492,507)

Balances, at March 31, 2012	$—		$777,630,034	$777,630,034

Net Asset Value Per Unit:
At December 31, 2011	$25.88	*

At March 31, 2012	$16.01

*

On February 21, 2012, there was a 4-for-1 reverse unit split. The Condensed Statement of Changes in Partners’ Capital (Unaudited) has been adjusted for the periods shown to reflect the 4-for-1 reverse unit split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three months ended March 31, 2012	Three months ended March 31, 2011

Cash Flows from Operating Activities:
Net loss	$(430,492,507)	$(63,685,342)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(25,798,907)	132,506,968
Unrealized loss on futures contracts	33,696,980	27,484,617
Unrealized loss on swap contracts	3,365,324	4,612,686
Increase in investment receivable	—	(13,565,380)
(Increase) decrease in dividend and interest receivable and other assets	(39,514)	29,142
Decrease in investment payable	(772)	—
Decrease in professional fees payable	(800,563)	(1,062,273)
Decrease in General Partner management fees payable	(163,680)	(140,562)
Decrease in brokerage commissions payable	—	(20,000)
Increase in interest payable	—	29,292
Increase (decrease) in other liabilities	12,160	(20,258)

Net cash provided by (used in) operating activities	(420,221,479)	86,168,890

Cash Flows from Financing Activities:
Addition of partnership units	440,941,377	514,881,848
Redemption of partnership units	(308,356,499)	(943,273,487)

Net cash provided by (used in) financing activities	132,584,878	(428,391,639)

Net Decrease in Cash and Cash Equivalents	(287,636,601)	(342,222,749)

Cash and Cash Equivalents, beginning of period	938,678,961	2,320,745,778

Cash and Cash Equivalents, end of period	$651,042,360	$1,978,523,029

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2012 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“USNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. USNG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USNG’s units traded on the American Stock Exchange (the “AMEX”). USNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of December 31, 2010 (the “LP Agreement”). The investment objective of USNG is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the daily changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”), that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less USNG’s expenses. It is not the intent of USNG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of USNG to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USNG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). USNG accomplishes its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of March 31, 2012, USNG held 14,631 NG Futures May 2012 Contracts and 17,952 NN Financially Settled Futures May 2012 Contracts traded on the NYMEX, 40,798 cleared swap contracts traded on the ICE Futures, and over-the-counter swap transactions with two counterparties.

USNG commenced investment operations on April 18, 2007 and has a fiscal year ending on December 31. USCF is responsible for the management of USNG. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. USMI is not listed on the NYSE Arca as of the filing of this quarterly report on Form 10-Q. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“USABF”), each a series of the United States Commodity Funds Trust I.

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

In April 2007, USNG initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, USNG listed its units on the AMEX under the ticker symbol “UNG”. On that day, USNG established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,001,000. USNG also commenced investment operations on April 18, 2007, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of March 31, 2012, USNG had registered a total of 1,480,000,000 units.

On March 8, 2011, after the close of trading on the NYSE Arca, USNG effected a 2-for-1 reverse unit split and post-split units of USNG began trading on March 9, 2011. As a result of the reverse unit split, every two pre-split units of USNG were automatically exchanged for one post-split unit. Immediately prior to the reverse split, there were 447,200,000 units of USNG issued and outstanding, representing a per unit NAV of $5.16. Immediately after the reverse unit split, the number of issued and outstanding units of USNG decreased to 223,600,000, not accounting for fractional units, and the per unit NAV increased to $10.31. In connection with the reverse split, the CUSIP number of USNG’s units changed to 912318110. USNG’s ticker symbol, “UNG,” remains the same.

On February 21, 2012, after the close of trading on the NYSE Arca, USNG effected a 4-for-1 reverse unit split and post-split units of USNG began trading on February 22, 2012. As a result of the reverse unit split, every four pre-split units of USNG were automatically exchanged for one post-split unit. Immediately prior to the reverse split, there were 174,297,828 units of USNG issued and outstanding, representing a per unit NAV of $5.51. Immediately after the reverse unit split, the number of issued and outstanding units of USNG decreased to 43,574,457, not accounting for fractional units, and the per unit NAV increased to $22.06. In connection with the reverse unit split, the CUSIP number of USNG’s units changed to 912318201. USNG’s ticker symbol, “UNG,” remains the same.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. USNG earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the overnight Federal Funds Rate less 32 basis points. In addition, USNG earns income on funds held at the custodian or futures commission merchant at prevailing market rates earned on such investments.

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

In accordance with GAAP, USNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USNG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USNG is not subject to income tax return examinations by major taxing authorities for years before 2008. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USNG recording a tax liability that reduces net assets. However, USNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2012.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units at a price equal to the NAV of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

USNG receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in USNG’s condensed statements of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of USNG in proportion to the number of units each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Per Unit Net Asset Value

USNG’s per unit NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units outstanding. USNG uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at March 31, 2012.

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

Reclassification

Certain amounts in the accompanying condensed financial statements were reclassified to conform to the current presentation.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires USCF to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

Other

On March 8, 2011, after the close of the NYSE Arca, USNG effected a 2-for-1 reverse unit split and post-split units of USNG began trading on March 9, 2011. The unaudited condensed financial information in this quarterly report on Form 10-Q gives effect to the reverse split and the post-split of units as if they had been completed on January 1, 2011.

On February 21, 2012, after the close of the NYSE Arca, USNG effected a 4-for-1 reverse unit split and post-split units of USNG began trading on February 22, 2012. The unaudited condensed financial information reported in this quarterly report on Form 10-Q gives effect to the reverse split and the post-split of units as if they had been completed on January 1, 2011.

The unaudited condensed financial information and pro forma financial information, as well as the historical financial information as of and for the year ended December 31, 2011, was derived from USNG’s historical financial statements and has been audited by Spicer Jeffries LLP. The financial information as of and for the three months ended March 31, 2012 is unaudited. The condensed financial statements in this quarterly report on Form 10-Q are presented in accordance with Accounting Standards Codification 260 for purposes of presenting the 2-for-1 reverse split and the 4-for-1 reverse split, respectively, on a historical basis for all periods reported.

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the LP Agreement, USCF is responsible for investing the assets of USNG in accordance with the objectives and policies of USNG. In addition, USCF has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to USNG. For these services, USNG is contractually obligated to pay USCF a fee, which is paid monthly, that is equal to 0.60% per annum of average daily total net assets of $1,000,000,000 or less and 0.50% per annum of average daily total net assets that are greater than $1,000,000,000.

Ongoing Registration Fees and Other Offering Expenses

USNG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2012 and 2011, USNG incurred $0 and $27,900, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance for USNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USNG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USNG shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for USNG and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, USNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, USNG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, USNG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2012 and 2011, USNG incurred $34,556 and $142,709, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG. These costs are estimated to be $1,600,000 for the year ending December 31, 2012.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USNG and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USNG’s, USOF’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets, (b) 0.0465% for USNG’s, USOF’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USNG’s, USOF’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

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

All of USNG’s investment contracts were exchange-traded futures contracts, cleared swaps or fully-collateralized over-the-counter swaps through March 31, 2012. The liquidity and credit risks associated with exchange-traded contracts and cleared swaps are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. At March 31, 2012, USNG maintained over-the-counter transactions with two counterparties. Over-the-counter transactions subject USNG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. However, as compared to its over-the-counter transactions, it may more easily realize value by reselling its futures contracts. In addition, USNG bears the risk of financial failure by the clearing broker.

At March 31, 2012, USNG’s counterparties posted $0 in cash and $0 in securities as collateral with USNG’s custodian, as compared with $33,802,279 in cash and $0 in securities at March 31, 2011. Under these over-the-counter swap agreements, USNG posted collateral with respect to its obligations of $23,632,893 in cash and $19,680,900 in securities, such as Treasuries, at March 31, 2012, as compared with $140,534,883 in cash and $64,799,038 in securities at March 31, 2011.

USNG’s cash and other property, such as short-term obligations of the United States of two years or less (“Treasuries”), deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USNG’s assets posted with that futures commission merchant; however, the majority of USNG’s assets are held in Treasuries, cash and/or cash equivalents with USNG’s custodian and would not be impacted by the insolvency of a futures commission merchant. The failure or insolvency of USNG’s custodian, however, could result in a substantial loss of USNG’s assets.

USCF invests a portion of USNG’s cash in money market funds that seek to maintain a stable per unit NAV. USNG is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2012 and December 31, 2011, USNG held investments in money market funds in the amounts of $402,514,097 and $602,490,800, respectively. USNG also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of March 31, 2012 and December 31, 2011, USNG held cash deposits and investments in Treasuries in the amounts of $480,955,074 and $542,816,065, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USNG’s custodian and/or futures commission merchant cease operations.

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

The financial instruments held by USNG are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2012 and 2011 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2012 (Unaudited)	For the three months ended March 31, 2011 (Unaudited)

Per Unit Operating Performance:

Net asset value, beginning of period	$25.88 *	$48.00	*
Total loss	(9.81)	(1.89	)*
Total expenses	(0.06)	(0.11	)*

Net decrease in net asset value	(9.87)	(2.00	)*

Net asset value, end of period	$16.01	$46.00	*

Total Return	(38.14)%	(4.17)%

Ratios to Average Net Assets
Total loss	(46.16)%	(2.44)%

Expenses excluding management fees**	0.60%	0.41%

Management fees**	0.60%	0.54%

Net loss	(46.46)%	(2.67)%

*       On February 21, 2012, there was a 4-for-1 reverse unit split. The Financial Highlights (Unaudited) have been adjusted for the periods shown to reflect the 4-for-1 reverse unit split on a retroactive basis.

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

Level II - Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

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

The following table summarizes the valuation of USNG’s securities at March 31, 2012 using the fair value hierarchy:

At March 31, 2012	Total	Level I	Level II	Level III

Short-Term Investments	$652,517,222	$652,517,222	$—	$—
Exchange-Traded Futures Contracts	(51,047,235)	(51,047,235)	—	—
Exchange-Traded Cleared Swap Contracts	(31,642,050)	(31,642,050)	—	—
Over-the-Counter Total Return Swap Contracts	(16,171,016)	—	—	(16,171,016)

During the three months ended March 31, 2012, there were no transfers between Level I and Level II.

Following is a reconciliation of assets in which significant observable inputs (Level III) were used in determining fair value:

Total Return Swap Contracts
Beginning balance as of 12/31/11	$(12,805,692)
Realized gain (loss)*	—
Change in unrealized gain (loss)	(3,365,324)

Ending balance as of 03/31/12	$(16,171,016)

*	The realized gain (loss) incurred during the three months ended March 31, 2012 for total return swaps was $(91,376,797).

The following table summarizes the valuation of USNG’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III

Short-Term Investments	$852,474,966	$852,474,966	$—	$—
Exchange-Traded Futures Contracts	(28,631,262)	(28,631,262)	—	—
Exchange-Traded Cleared Swap Contracts	(20,361,043)	(20,361,043)	—	—
Over-the-Counter Total Return Swap Contracts	(12,805,692)	—	—	(12,805,692)

During the year ended December 31, 2011, there were no transfers between Level I and Level II.

Following is a reconciliation of assets in which significant observable inputs (Level III) were used in determining fair value:

Total Return Swap Contracts
Beginning balance as of 12/31/10	$27,200,226
Realized gain (loss)*	—
Change in unrealized gain (loss)	(40,005,918)

Ending balance as of 12/31/11	$(12,805,692)

*	The realized gain (loss) incurred during the fiscal year ended December 31, 2011 for total return swaps was $(275,985,809).

Effective January 1, 2009, USNG adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2012	Fair Value At December 31, 2011
Futures - Commodity Contracts	Assets	$(82,689,285)	$(48,992,305)

Swaps - Commodity Contracts	Assets -	(16,171,016)	(12,805,692)
	Unrealized
	Depreciation

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2012		For the three months ended March 31, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed futures positions	$(299,391,078)		$2,603,815

	Change in unrealized loss on open futures positions		$(33,696,980)		$(27,484,617)

Swaps - Commodity Contracts	Realized loss on closed swap contracts	(91,376,797)		(28,899,684)

	Change in unrealized loss on open swap contracts		(3,365,324)		(4,612,686)

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 - SUBSEQUENT EVENTS

USNG has performed an evaluation of subsequent events through the date the financial statements were issued. The subsequent events were as follows:

USAG listed its units on the NYSE Arca under the ticker symbol “USAG” on April 13, 2012. USAG established its initial offering per unit NAV by setting the price at $25.00. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the units listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on April 4, 2012. The fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF has agreed not to resell the units comprising such basket until immediately following such redemption at least 100,000 units of USAG remain outstanding in order to satisfy NYSE Arca listing requirements.

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

Introduction

USNG, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USNG is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the price of the futures contract for natural gas traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less USNG’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. It is not the intent of USNG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of USNG to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of USNG, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below).

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

USNG seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Natural Gas-Related Investments such that daily changes in its per unit NAV, measured in percentage terms, will closely track the daily changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USCF believes the daily changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of natural gas. It is not the intent of USNG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of USNG to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Natural Gas-Related Investments.

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

On October 18, 2011, the Commodity Futures Trading Commission (the “CFTC”) adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Futures Contracts and options on Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). The new regulations require, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations do not appear to require aggregation of Referenced Contracts held by separate Related Public Funds (as defined below).

Although the regulations became effective on January 17, 2012, the position limit rules will be implemented in two phases: spot-month position limits and non-spot-month position limits. Spot-month limits will be effective sixty days after the term “swap” is defined under the Dodd-Frank Act (see below). The limits adopted will be based on the spot-month position limit levels currently in place at applicable futures exchanges (or designated contract market or “DCM”). Thereafter, the spot-month limits will be adjusted annually for energy contracts. These subsequent limits will be based on the CFTC’s determination of deliverable supply in consultation with the futures exchanges. Spot-month position limit levels will be set generally at 25% of estimated deliverable supply, and limits will be applied separately for physical-delivery and cash-settled contracts in the same commodity. Cash-settled NYMEX Henry Hub Natural Gas contracts, however, will be subject to a cash-settled spot-month position limit and an aggregate limit (extending across positions in both physical-delivery and cash-settled natural gas contracts), each set at five-times the limit that applies to the physical-delivery NYMEX Henry Hub Natural Gas contract.

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

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of USNG to achieve its investment objective. However, as of the filing of this quarterly report on Form 10-Q, additional studies are required to be conducted before all requirements of the final rules are implemented, and therefore, it cannot be determined with certainty what impact such regulations will have on USNG.

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that USNG is authorized to engage in that may ultimately impact the ability of USNG to meet its investment objective. On April 27, 2011, the CFTC and the SEC proposed joint rules defining the term “swap” and thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act. However, the CFTC and SEC have not implemented final regulations on this issue and it is therefore still uncertain which types of transactions will be ultimately regulated as “swaps.” The proposed rule defining “swap” and “security-based swap” has not been finalized as of the filing of this quarterly report on Form 10-Q.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)). However, as described above, it is currently unknown which swaps will be subject to such trading and clearing requirements. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable Prudential Regulator. In general, increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on USNG by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions. The final rule regarding review of swaps for mandatory clearing went effective September 26, 2011.

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

On February 7, 2012, the CFTC published a rule requiring each futures commission merchant (“FCM”) and DCO to segregate cleared swaps and related collateral posted by a customer of the FCM from the assets of the FCM or DCO, although such property can be commingled with the property of other cleared swaps customers of the FCM or DCO. This rule addresses losses incurred by a DCO in a so-called “double default” scenario in which a customer of a FCM defaults in its obligations to the FCM and the FCM, in turn, defaults in its obligations to the DCO. Under this scenario, the DCO can only access the collateral attributable to other customers of the DCO whose cleared swap positions are in a loss position following the primary customer’s default. This rule is scheduled to become effective on November 8, 2012. Some market participants have expressed concern that the requirements of this segregation rule may result in higher initial margins or higher fees. USNG does not anticipate any impact to its operations in order to meet the requirements of the new rule.

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the Commodity Exchange Act and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as USNG) in the form of higher fees and expenses that related to trading swaps.

Finally, on February 24, 2012, the CFTC amended certain disclosure obligations to require that the operator of a commodity pool that invests in swaps include standardized swap risk disclosures in the pool’s disclosure documents by December 31, 2012.

The effect of the future regulatory change on USNG is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Third Amended and Restated Agreement of Limited Partnership of USNG (the “LP Agreement”) to manage USNG. USCF is authorized by USNG in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or FCMs.

Price Movements

Natural gas futures prices were volatile during the three months ended March 31, 2012. The price of the Benchmark Futures Contract started the period at $2.989. It hit a peak on January 4, 2012 of $3.096 and then fell during the course of the period. The Benchmark Futures Contract ended at a low on March 31, 2012 of $2.126, a decrease of approximately 28.87% over the period. USNG’s per unit NAV initially rose during the period, taking into account the reverse split, from a starting level of $25.88* to a high on January 4, 2012 of $26.82*. USNG’s per unit NAV reached its low for the period on March 30, 2012 at $16.01. The per unit NAV on March 31, 2012 was $16.01, a decrease of approximately 38.14% over the period. The Benchmark Futures Contract prices listed above began with the February 2012 contracts and ended with the May 2012 contracts. The decrease of approximately 28.84% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in natural gas Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing natural gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USNG seeks to track, which are more fully described below in the section titled “Tracking USNG’s Benchmark.”

During the three months ended March 31, 2012, the natural gas futures market was in a state of contango, meaning that the price of the near month natural gas Futures Contract was lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. A contango market is one in which the price of the near month natural gas Futures Contract is less than the price of the next month natural gas Futures Contract, or contracts further away from expiration. As a result of contango or backwardation, as the case may be, the return of approximately (28.84)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

*	Adjusted to give effect to the reverse unit split of 4-for-1 executed on February 21, 2012.

Valuation of Futures Contracts and the Computation of the Per Unit NAV

The per unit NAV of USNG’s units is calculated once each NYSE Arca trading day. The per unit NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. USNG’s administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USNG investments, including cleared swaps or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

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

Since its initial offering of 30,000,000 units, USNG has registered four subsequent offerings of its units: 50,000,000 units which were registered with the SEC on November 21, 2007, 100,000,000 units which were registered with the SEC on August 28, 2008, 300,000,000 units which were registered with the SEC on May 6, 2009 and 1,000,000,000 units which were registered with the SEC on August 12, 2009. Units offered by USNG in the subsequent offerings were sold by it for cash at the units’ per unit NAV as described in the applicable prospectus. On March 8, 2011, after the close of trading on the NYSE Arca, USNG effected a 2-for-1 reverse unit split and post-split units of USNG began trading on March 9, 2011. As a result of the reverse unit split, every two pre-split units of USNG were automatically exchanged for one post-split unit. Immediately prior to the reverse unit split, there were 447,200,000 units of USNG issued and outstanding, representing a per unit NAV of $5.16. Immediately after the reverse unit split, the number of issued and outstanding units of USNG decreased to 223,600,000, not accounting for fractional units, and the per unit NAV increased to $10.31. On February 21, 2012, after the close of trading on the NYSE Arca, USNG effected a 4-for-1 reverse unit split and post-split units of USNG began trading on February 22, 2012. As a result of the reverse unit split, every four pre-split units of USNG were automatically exchanged for one post-split unit. Immediately prior to the reverse unit split, there were 174,297,828 units of USNG issued and outstanding, representing a per unit NAV of $5.51. Immediately after the reverse unit split, the number of issued and outstanding units of USNG decreased to 43,574,457, not accounting for fractional units, and the per unit NAV increased to $22.06. As of March 31, 2012, USNG had issued 1,119,300,000 units, 48,566,476 of which were outstanding. As of March 31, 2012, there were 360,700,000 units registered but not yet issued.

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

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

As of March 31, 2012, the total unrealized loss on Futures Contracts, cleared swap contracts and over-the-counter swap contracts owned or held on that day was $98,860,301 and USNG established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $883,469,171. USNG held 73.69% of its cash assets in overnight deposits, Treasuries and money market funds at its custodian bank, while 26.31% of the cash balance was held as Treasuries and as margin deposits for the Futures Contracts purchased. The ending per unit NAV on March 31, 2012 was $16.01.

By comparison, as of March 31, 2011, the total unrealized gain on Futures Contracts, cleared swap contracts and over-the-counter swap contracts owned or held on that day was $82,508,203 and USNG established cash deposits and investments in Treasuries and money market funds that were equal to $2,160,640,277. USNG held 91.57% of its cash assets in overnight deposits, Treasuries and money market funds at its custodian bank, while 8.43% of the cash balance was held as margin deposits for the Futures Contracts purchased. The decrease in cash assets in overnight deposits, Treasuries and money market funds for March 31, 2012 as compared to March 31, 2011, was the result of USNG’s smaller size during the three months ended March 31, 2012 as measured by total net assets. The ending per unit NAV on March 31, 2011 was $46.00*. The decrease in the per unit NAV for March 31, 2012 as compared to March 31, 2011, was primarily a result of sharply lower prices for natural gas and the related decline in the value of the Futures Contracts, cleared swap contracts, and over-the-counter swap contracts that USNG had invested in between the period ended March 31, 2011 as compared to the period ended March 31, 2012.

*	Adjusted to give effect to the reverse unit split of 4-for-1 executed on February 21, 2012.

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

During the three months ended March 31, 2012, the average daily total net assets of USNG were $926,547,792. The management fee incurred by USNG during the period amounted to $1,379,693, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged 0.60% over the course of this three month period. By comparison, during the three months ended March 31, 2011, the average daily total net assets of USNG were $2,382,862,199. The management fee paid by USNG during this three month period amounted to $3,184,351, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged 0.54% over the course of this three month period. USNG’s management fees as a percentage of average daily total net assets were higher for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to the fact that there were fewer days with assets over $1 billion that were charged at the lower 0.50% rate during the three months ended March 31, 2012.

In addition to the management fee, USNG pays all brokerage fees, transaction costs for over-the-counter swaps and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended March 31, 2012 was $1,379,074, as compared to $2,378,736 for the three months ended March 31, 2011. The decrease in total expenses excluding management fees for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, was primarily due to reduced trading activity and reduced variable costs resulting from USNG’s lower average daily total net assets, resulting in reduced costs associated with the registration and offering of additional units, brokerage fees, legal expenses and tax reporting costs during the three months ended March 31, 2012. For the three months ended March 31, 2012, USNG incurred $0 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended March 31, 2011, USNG incurred $27,900 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The decrease in registration fees and expenses incurred by USNG for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, was a result of an over accrual of a portion of the registration fees and expenses for the year ended December 31, 2011. This amount was adjusted for the three months ended March 31, 2012, thereby offsetting other expenses by 0.01%.

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance of USNG and the United States Oil Fund, LP, the United States 12 Month Oil Fund, LP, the United States Gasoline Fund, LP, the United States Heating Oil Fund, LP, the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP, the United States Brent Oil Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of USNG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USNG shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for USNG and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for USNG and the Related Public Funds. USNG’s portion of such fees and expenses was $290,377.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the three months ended March 31, 2012, total commissions accrued to brokers amounted to $1,021,391. By comparison, during the three months ended March 31, 2011, total commissions accrued to brokers amounted to $1,396,783. The decrease in the total commissions accrued to brokers for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, was primarily a function of decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded during the three months ended March 31, 2012. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2012 represents approximately 0.44% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2011 represented approximately 0.24% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USNG incurred $229,930 in transaction costs during the three months ended March 31, 2012 as compared to $1,286,109 in transaction costs during the three months ended March 31, 2011. USNG’s transaction costs were lower during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, due to reduced investment in Other Natural Gas-Related Investments, including over-the-counter swaps, during the three months ended March 31, 2012. However, these costs remain somewhat higher as compared to those for exchange-traded Natural Gas Interests.

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG. These costs are estimated to be $1,600,000 for the year ending December 31, 2012.

Dividend and Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended March 31, 2012, USNG earned $54,439 in dividend and interest income on such cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. USNG purchased Treasuries during the three months ended March 31, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2011, USNG earned $212,917 in dividend and interest income on such cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.04%. USNG purchased Treasuries during the three months ended March 31, 2011 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. As a result, the amount of income earned by USNG as a percentage of average daily total net assets was lower during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Tracking USNG’s Benchmark

USCF seeks to manage USNG’s portfolio such that changes in its average daily per unit NAV, on a percentage basis, closely track the daily changes in the average price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USNG’s per unit NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per unit NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USNG’s portfolio management goals do not include trying to make the nominal price of USNG’s per unit NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for natural gas. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts and Other Natural Gas-Related Investments.

For the 30 valuation days ended March 31, 2012, the simple average daily change in the Benchmark Futures Contract was (0.954)%, while the simple average daily change in the per unit NAV of USNG over the same time period was (0.958)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was 2.569%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USNG’s per unit NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended March 31, 2012. The second chart below shows the monthly total returns of USNG as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USNG’s units to the public on April 18, 2007 to March 31, 2012, the simple average daily change in the Benchmark Futures Contract was (0.212)%, while the simple average daily change in the per unit NAV of USNG over the same time period was (0.213)%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.345)%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of USNG versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USNG, measured by changes in its NAV, versus the expected changes in its per unit NAV under the assumption that USNG’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the three months ended March 31, 2012, the actual total return of USNG as measured by changes in its per unit NAV was (38.14)%. This is based on an initial per unit NAV, taking into account the reverse split, of $25.88* on December 31, 2011 and an ending per unit NAV as of March 31, 2012 of $16.01. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USNG would have had an estimated per unit NAV of $16.05 as of March 31, 2012, for a total return over the relevant time period of (38.09)%. The difference between the actual per unit NAV total return of USNG of (38.14)% and the expected total return based on the Benchmark Futures Contract of (38.09)% was an error over the time period of (0.05)%, which is to say that USNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USNG pays, offset in part by the income that USNG collects on its cash and cash equivalent holdings. During the three months ended March 31, 2012, USNG earned dividend and interest income of $54,439, which is equivalent to a weighted average income rate of 0.02% for such period. In addition, during the three months ended March 31, 2012, USNG also collected $42,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income contributed to USNG’s actual total return. However, if the total assets of USNG increase, USCF believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the three months ended March 31, 2012, USNG incurred total expenses of $2,758,767. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(2,662,328), which is equivalent to an annualized weighted average net income rate of (1.16)% for the three months ended March 31, 2012.

*	Adjusted to give effect to the reverse unit split of 4-for-1 executed on February 21, 2012.

By comparison, for the three months ended March 31, 2011, the actual total return of USNG as measured by changes in its per unit NAV was (4.17)%. This was based on an initial per unit NAV, taking into account the reverse unit split, of $48.00* on December 31, 2010 and an ending per unit NAV as of March 31, 2011 of $46.00*. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USNG would have had an estimated per unit NAV of $11.53 as of March 31, 2011, for a total return over the relevant time period of (3.92)%. The difference between the actual per unit NAV total return of USNG of (4.17)% and the expected total return based on the Benchmark Futures Contract of (3.92)% was an error over the time period of (0.25)%, which is to say that USNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USNG paid, offset in part by the income that USNG collected on its cash and cash equivalent holdings. During the three months ended March 31, 2011, USNG earned dividend and interest income of $212,917, which is equivalent to a weighted average income rate of 0.04% for such period. In addition, during the three months ended March 31, 2011, USNG also collected $58,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USNG’s actual total return. During the three months ended March 31, 2011, USNG incurred total expenses of $5,563,087. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(5,292,170), which is equivalent to an annualized weighted average net income rate of (0.90)% for the three months ended March 31, 2011.

*	Adjusted to give effect to the reverse unit split of 2-for-1 executed on March 8, 2011 and the reverse unit split of 4-for-1 executed on February 21, 2012.

There are currently three factors that have impacted or are most likely to impact USNG’s ability to accurately track its Benchmark Futures Contract.

First, USNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USNG executes the trade. In that case, USNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per unit NAV of USNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USNG’s attempt to track the Benchmark Futures Contract over time.

Second, USNG earns dividend and interest income on its cash, cash equivalents and Treasuries. USNG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2012. Interest payments, and any other income, were retained within the portfolio and added to USNG’s NAV. When this income exceeds the level of USNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USNG will realize a net yield that will tend to cause daily changes in the per unit NAV of USNG to track slightly higher than daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2012, USNG earned, on an annualized basis, approximately 0.02% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees, approximately 0.44% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.16% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.18)% and affected USNG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per unit NAV of USNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2012, USNG held Other Natural Gas-Related Investments. These holdings included a financially settled natural gas futures contract traded on NYMEX whose settlement price tracks the settlement price of the Benchmark Futures Contract. USNG also held investments in cleared swaps traded on the ICE Futures whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized over-the-counter swaps designed to track the settlement price of the Benchmark Futures Contract. Due, in part, to the increased size of USNG over the last several quarters and its obligations to comply with current and potential regulatory limits, USNG has invested in Other Natural Gas-Related Investments, such as over-the-counter swaps, which have increased transaction-related expenses and may result in increased tracking error. Over-the-counter swaps increase transaction-related expenses due to the fact that USNG must pay to the swap counterparty certain fees that USNG does not have to pay for transactions executed on an exchange. Finally, due to potential regulatory limitations, USNG may determine to hold greater amounts of cash and cash equivalents and lesser amounts of Natural Gas Interests, if it determines that will most appropriately satisfy USNG’s investment objective. Holding more cash and cash equivalents and less Natural Gas Interests for some period of time may result in increased tracking error. There are additional Other Natural Gas-Related Investments that USNG is permitted to invest in whose price movements may not track the settlement price of the Benchmark Futures Contract.

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
4/30/2011
8/31/2011
Contango/Backwardation

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An investment in a portfolio that involved owning only the near month contract would likely produce a different result than an investment in a portfolio that owned an equal number of each of the near 12 months’ worth of contracts. Generally speaking, when the natural gas futures market is in backwardation, the near month only portfolio would tend to have a higher total return than the 12 month contract portfolio. Conversely, if the natural gas futures market was in contango, the portfolio containing 12 months’ worth of contracts would tend to outperform the near month only portfolio. The chart below shows the annual results of owning a portfolio consisting of the near month contract and a portfolio containing the near 12 months’ worth of contracts. In addition, the chart shows the annual change in the spot price of natural gas. In this example, each month, the near month only portfolio would sell the near month contract at expiration and buy the next month out contract. The portfolio holding an equal number of the near 12 months’ worth of contracts would sell the near month contract at expiration and replace it with the contract that becomes the new twelfth month contract.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of USNG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in USNG units during the three months ended March 31, 2012 relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2011 and held to March 31, 2012 decreased, based upon the changes in the per unit NAV for USNG units on those days, by approximately 38.14%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 28.87% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2010 to March 31, 2011, contango impacted the total return on an investment in USNG units relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2010 and held to March 31, 2011 decreased, based upon the changes in the per unit NAV for USNG units on those days, by approximately 4.17%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 0.36% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

Periods of contango or backwardation do not materially impact USNG’s investment objective of having the daily percentage changes in its per unit NAV track the daily percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both USNG’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods and, because of the seasonal nature of natural gas demand, both may occur within a single year’s time.

Natural Gas Market. During the three months ended March 31, 2012, natural gas prices in the United States were impacted by several factors. As of December 31, 2011, the amount of natural gas in storage had reached 2.479 billion cubic feet, which was approximately 56% and 60% above the five-year average and 2011 levels, respectively. Prices were volatile and sharply lower during the first quarter. Warmer weather during most of the quarter contributed to the decline in prices. In addition, increased natural gas production also contributed to a decline in natural gas prices during the three months ended March 31, 2012, with prices reaching a low of $2.126 on March 30, 2012.

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

For the ten-year time period between March 31, 2002 and March 31, 2012, the chart below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in natural gas had a positive, yet moderate, correlation to movements in heating oil, crude oil and unleaded gasoline.

Correlation Matrix March 31, 2002-2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.341)	0.967	0.271	0.225	0.194	0.045
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.314)	(0.197)	(0.140)	(0.250)	0.043
Global Equities (FTSE World Index)			1.000	0.355	0.303	0.249	0.100
Crude Oil				1.000	0.834	0.736	0.437
Heating Oil					1.000	0.714	0.539
Unleaded Gasoline						1.000	0.334
Natural Gas							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was essentially non-correlated with U.S. government bonds. Natural gas also had a weak correlation to unleaded gasoline. However, movements in natural gas had a positive, yet moderate, correlation with the movements of large-cap U.S. equities, global equities, crude oil and gasoline.

Correlation Matrix 12 Months ended March 31, 2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.676)	0.975	0.744	0.698	0.532	0.217
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.612)	(0.492)	(0.307)	(0.446)	(0.009)
Global Equities (FTSE World Index)			1.000	0.734	0.755	0.565	0.289
Crude Oil				1.000	0.835	0.534	0.548
Heating Oil					1.000	0.704	0.484
Unleaded Gasoline						1.000	0.121
Natural Gas							1.000

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

USNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USNG has allocated substantially all of its net assets to trading in Natural Gas Interests. USNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of USNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in USNG’s account at its custodian bank and in Treasuries at the FCM. Income received from USNG’s money market funds and Treasuries is paid to USNG. During the three months ended March 31, 2012, USNG’s expenses exceeded the income USNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2012, USNG was forced to use other assets to pay expenses, which could cause a drop in USNG’s NAV over time. To the extent expenses exceed income, USNG’s NAV will be negatively impacted.

USNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, USNG’s over-the-counter contracts have very limited liquidity since they are negotiated agreements that are not transferable by USNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. Such market conditions or contractual limits could prevent USNG from promptly liquidating its positions in Natural Gas Interests. During the three months ended March 31, 2012, USNG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USNG cannot predict whether such an event may occur in the future.

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

During the three months ended March 31, 2012, USNG entered into fully collateralized over-the-counter transactions with two counterparties. Unlike most exchange-traded futures contracts, cleared swaps or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

USCF attempts to manage the credit risk of USNG by following various trading limitations and policies. In particular, USNG generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Natural Gas-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USNG to limit its credit exposure. UBS Securities LLC, USNG’s commodity broker, or any other broker that may be retained by USNG in the future, when acting as USNG’s FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USNG, all assets of USNG relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle USNG’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USNG’s assets related to foreign Futures Contracts trading and, in some cases, to cleared swaps executed through the FCM. Similarly, under its current over-the-counter agreements, USNG requires that collateral it posts or receives be posted with its custodian and, under agreements among the custodian, USNG and its counterparties, such collateral is segregated.

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2012, USNG held cash deposits and investments in Treasuries and money market funds in the amount of $883,469,171 with the custodian and FCM. Some or all of these amounts may be subject to loss should USNG’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2012, USNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USNG. While USNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USNG’s financial position.

European Sovereign Debt

USNG had no direct exposure to European sovereign debt as of March 31, 2012 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of USNG’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USNG’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and USNG have also entered into a licensing agreement with the NYMEX pursuant to which USNG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. USNG also pays the fees and expenses associated with its tax accounting and reporting requirements.

In addition to USCF’s management fee, USNG pays its brokerage fees (including fees to a FCM), over-the-counter dealer spreads and up-front fees, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USNG’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a FCM are on a contract-by-contract, or round turn, basis. USNG also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USNG’s per unit NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of USNG’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

As of March 31, 2012, USNG’s portfolio consisted of 14,631 Natural Gas NG Futures May 2012 Contracts traded on the NYMEX, 17,952 Natural Gas NN Futures May 2012 Contracts traded on the NYMEX, 40,798 cleared swaps traded on the ICE Futures and total return swaps with an aggregate market value of $(16,171,016). For a list of USNG’s current holdings, please see USNG’s website at www.unitedstatesnaturalgasfund.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

At March 31, 2012, USNG maintained fully-collateralized over-the-counter swap transactions (“OTC Contracts”) with two counterparties. Unlike most exchange-traded futures contracts, cleared swaps or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

To reduce the credit risk that arises in connection with such contracts, USNG will generally enter into an agreement with each counterparty based on the Master Agreement published by ISDA that provides for the netting of its overall exposure to its counterparty.

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

During the three months ended March 31, 2012, USNG employed hedging methods such as those described above to the extent it invested in fully-collateralized over-the-counter swap transactions designed to track percentage changes in the price of the Benchmark Futures Contract. During the three months ended March 31, 2012, USNG was exposed to counterparty risk on its fully-collateralized over-the-counter swap transactions with two counterparties.

The counterparty credit ratings for the exposure on over-the-counter swap transactions to which USNG was a party that would be owed to USNG due to a default or early termination by USNG’s counterparties at March 31, 2011, December 31, 2011 and March 31, 2012 were:

	March 31, 2012
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa3	2	$170,487,008	$(16,147,705)	$0	$(16,147,705)

Total	2	$170,487,008	$(16,147,705)	$0	$(16,147,705)

	December 31, 2011
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa3	2	$261,626,092	$(12,774,598)	$990,210	$(13,764,808)

Total	2	$261,626,092	$(12,774,598)	$990,210	$(13,764,808)

	March 31, 2011
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
A2	1	$364,715,928	$23,104,527	$12,512,109	$10,592,418
Aa2	1	110,485,530	6,999,324	3,790,000	3,209,324
Aa3	2	659,065,228	22,787,679	17,500,170	5,287,509

Total	4	$1,134,266,686	$52,891,530	$33,802,279	$19,089,251

*	The difference reflects minimum transfer amounts for collateral and potentially one day’s movement in the underlying total return, which would be collateralized the following business day.

The aggregate notional amount of USNG’s over-the-counter derivative transactions, which consisted of total return swaps, decreased to $170,487,008 at March 31, 2012, as compared to $1,134,266,686 at March 31, 2011. The aggregate notional amount of these derivative transactions, which is not included in the Condensed Schedule of Investments (Unaudited), is indicative of USNG’s activities in derivative transactions, but is not an indicator of the level of credit risk associated with these transactions.

At March 31, 2012, USNG’s counterparties posted $0 in cash and $0 in securities as collateral with USNG’s custodian, as compared with $33,802,279 in cash and $0 in securities at March 31, 2011. Under these over-the-counter swap agreements, USNG posted collateral with respect to its obligations of $23,632,893 in cash and $19,680,900 in securities, such as U.S. Treasuries, at March 31, 2012, as compared with $140,534,883 in cash and $64,799,038 in securities at March 31, 2011.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in USNG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

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

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document.
101.SCH(2)	XBRL Taxonomy Extension Schema.
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.
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

Date: May 10, 2012

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 10, 2012