Form 10-Q
period 2012-06-30
United States Natural Gas Fund, LP
filed 2012-08-09
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

1320 Harbor Bay Parkway, Suite 145

Alameda, California 94502

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

UNITED STATES NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At June 30, 2012 (Unaudited) and December 31, 2011

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 5)	$833,085,151	$938,678,961
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	149,970,574	206,627,904
Unrealized gain (loss) on open commodity futures and cleared swap contracts	95,315,512	(48,992,305)
Unrealized gain (loss) on open swap contracts	10,537,264	(12,805,692)
Receivable for units sold	85,186,733	—
Dividend receivable	9,722	8,866
Interest receivable	—	174
Other assets	40,682	17,216

Total assets	$1,174,145,638	$1,083,535,124

Liabilities and Partners’ Capital
Investment payable	$—	$772
Payable for units redeemed	11,145,018	8,523,736
Professional fees payable	990,543	2,064,537
General Partner management fees payable (Note 3)	474,028	599,523
Brokerage commissions payable	150,250	166,250
Interest payable	153	153
Other liabilities	37,778	83,980

Total liabilities	12,797,770	11,438,951

Commitments and Contingencies (Notes 3, 4, and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	1,161,347,868	1,072,096,173

Total Partners’ Capital	1,161,347,868	1,172,096,173

Total liabilities and partners’ capital	$1,174,145,638	$1,083,535,124

Limited Partners’ units outstanding	60,266,476	41,399,457	*

Net asset value per unit	$19.27	$25.88	*

Market value per unit	$19.29	$25.84	*

*

On February 21, 2012, there was a 4-for-1 reverse unit split. Historical units outstanding, net asset value per unit and market value per unit have been adjusted to reflect the 4-for-1 reverse unit split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2012

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Partners’ Capital
Open Cleared Swap Contracts - Long
Foreign Contracts
ICE Natural Gas Cleared Swap ICE LOT August 2012 contracts, expiring August 2012	31,178	$23,762,812	2.05

Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG August 2012 contracts, expiring July 2012	22,244	54,662,960	4.71
NYMEX Natural Gas Futures NN August 2012 contracts, expiring July 2012	17,952	16,889,740	1.45

	40,196	71,552,700	6.16

Total Open Cleared Swap and Futures Contracts	71,374	$95,315,512	8.21

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.09%, 10/11/2012*	$250,020,000	$249,956,583	21.52

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	101,603,169	101,603,169	8.75
Goldman Sachs Financial Square Funds - Government Fund - Class SL	150,484,587	150,484,587	12.96
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	150,454,215	150,454,215	12.95

Total Money Market Funds		402,541,971	34.66

Total Cash Equivalents		$652,498,554	56.18

Open Over-the-Counter Total Return Swap Contracts

	Notional Amount**	Market Value	Unrealized Gain	Termination Dates
Swap agreement to receive return on the Custom
Natural Gas Index (UNG) - Excess Return	$104,219,616	$964,369	$964,369	10/24/2012
Swap agreement to receive return on the
NYMEX Henry Hub Natural Gas Futures
Contract	71,572,422	9,572,895	9,572,895	8/31/2012

Total unrealized gain on open swap contracts			$10,537,264

*	Security or partial security segregated as collateral for open over-the-counter total return swap contracts.
**	The aggregate notional amount of USNG’s over-the-counter swap transactions represented 14.97% of USNG’s total assets as of June 30, 2012.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2012 and 2011

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012		Six months ended June 30, 2011
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed futures contracts	$(21,525,095)	$56,484,270	$(320,916,173)		$59,088,085
Realized gain (loss) on closed swap contracts	5,092,756	3,898,665	(86,284,041)		(25,001,019)
Change in unrealized gain (loss) on open futures contracts	178,004,797	(84,138,356)	144,307,817		(111,622,973)
Change in unrealized gain (loss) on open swap contracts	26,708,280	(26,685,181)	23,342,956		(31,297,867)
Dividend income	28,497	33,816	52,798		148,738
Interest income	34,732	59,864	64,870		157,859
Other income	64,000	39,000	106,000		97,000

Total income (loss)	188,407,967	(50,307,922)	(239,325,773)		(108,430,177)

Expenses
General Partner management fees (Note 3)	1,335,505	2,744,152	2,715,198		5,928,503
Brokerage commissions	929,220	1,164,253	1,950,611		2,561,036
Professional fees	318,278	649,239	614,919		1,347,478
Other expenses	72,810	216,489	133,852		500,203

Total expenses	2,655,813	4,774,133	5,414,580		10,337,220

Net income (loss)	$185,752,154	$(55,082,055)	$(244,740,353)		$(118,767,397)

Net income (loss) per limited partnership unit	$3.26	$(1.92)*	$(6.61	) $	(3.92)*

Net income (loss) per weighted average limited partnership unit	$3.48	$(1.24)*	$(5.02	) $	(2.44)*

Weighted average limited partnership units outstanding	53,337,905	44,421,435 *	48,714,755		48,531,522 *

*

On February 21, 2012, there was a 4-for-1 reverse unit split. The Condensed Statements of Operations (Unaudited) have been adjusted for the period shown to reflect the 4-for-1 reverse unit split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the six months ended June 30, 2012

	General Partner		Limited Partners	Total

Balances, at December 31, 2011	$—		$1,072,096,173	$1,072,096,173
Addition of 96,000,000 partnership units	—		1,202,813,181	1,202,813,181
Redemption of 201,331,352 partnership units	—		(868,821,133)	(868,821,133)
Net loss	—		(244,740,353)	(244,740,353)

Balances, at June 30, 2012	$—		$1,161,347,868	$1,161,347,868

Net Asset Value Per Unit:
At December 31, 2011	$25.88	*

At June 30, 2012	$19.27

*

On February 21, 2012, there was a 4-for-1 reverse unit split. The Condensed Statement of Changes in Partners’ Capital (Unaudited) have been adjusted for the period shown to reflect the 4-for-1 reverse unit split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2012 and 2011

	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash Flows from Operating Activities:
Net loss	$(244,740,353)	$(118,767,397)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Decrease in commodity futures trading account - cash and cash equivalents	56,657,330	98,208,951
Unrealized (gain) loss on futures contracts	(144,307,817)	111,622,973
Unrealized (gain) loss on open swap contracts	(23,342,956)	31,297,867
Decrease in investment receivable	—	16,538,472
(Increase) decrease in dividend receivable	(856)	45,093
Decrease in interest receivable	174	—
(Increase) decrease in other assets	(23,466)	61,432
Increase (decrease) in investment payable	(772)	29,146,529
Decrease in professional fees payable	(1,073,994)	(731,163)
Decrease in General Partner management fees payable	(125,495)	(377,252)
Decrease in brokerage commissions payable	(16,000)	(40,000)
Decrease in other liabilities	(46,202)	(40,115)

Net cash provided by (used in) operating activities	(357,020,407)	166,965,390

Cash Flows from Financing Activities:
Addition of partnership units	1,117,626,448	822,486,194
Redemption of partnership units	(866,199,851)	(1,604,866,410)

Net cash provided by (used in) financing activities	251,426,597	(782,380,216)

Net Decrease in Cash and Cash Equivalents	(105,593,810)	(615,414,826)

Cash and Cash Equivalents, beginning of period	938,678,961	2,320,745,778

Cash and Cash Equivalents, end of period	$833,085,151	$1,705,330,952

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2012 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“USNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. USNG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USNG’s units traded on the American Stock Exchange (the “AMEX”). USNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of December 31, 2010 (the “LP Agreement”). The investment objective of USNG is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the daily changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”), that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less USNG’s expenses. It is not the intent of USNG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of USNG to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USNG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). USNG accomplishes its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of June 30, 2012, USNG held 22,244 NG Futures August 2012 Contracts and 17,952 NN Financially Settled Futures August 2012 Contracts traded on the NYMEX, 31,178 cleared swap contracts traded on the ICE Futures, and over-the-counter swap transactions with two counterparties, JPMorgan Chase Bank, NA (“JPMorgan”) and Deutsche Bank AG (“Deutsche Bank”).

USNG commenced investment operations on April 18, 2007 and has a fiscal year ending on December 31. USCF is responsible for the management of USNG. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“USDHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, US12OF’s, UGA’s and USDHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each a series of the United States Commodity Funds Trust I and the US Golden Currency Fund (“USGCF”), a series of the United States Currency Funds Trust.

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

In April 2007, USNG initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, USNG listed its units on the AMEX under the ticker symbol “UNG”. On that day, USNG established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,001,000. USNG also commenced investment operations on April 18, 2007, by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of June 30, 2012, USNG had registered a total of 1,480,000,000 units.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles (“GAAP”) in the United States of America. The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In accordance with GAAP, USNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USNG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USNG is not subject to income tax return examinations by major taxing authorities for years before 2008. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USNG recording a tax liability that reduces net assets. However, USNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2012.

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

Calculation of Per Unit Net Asset Value

USNG’s per unit NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of units outstanding. USNG uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at June 30, 2012.

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

The unaudited condensed financial information and pro forma financial information, as well as the historical financial information as of and for the year ended December 31, 2011, was derived from USNG’s historical financial statements and has been audited by Spicer Jeffries LLP. The financial information as of and for the six months ended June 30, 2012 is unaudited. The condensed financial statements in this quarterly report on Form 10-Q are presented in accordance with Accounting Standards Codification 260 for purposes of presenting the 2-for-1 reverse split and the 4-for-1 reverse split, respectively, on a historical basis for all periods reported.

NOTE 3 — FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

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

Ongoing Registration Fees and Other Offering Expenses

USNG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2012 and 2011, USNG incurred $0 and $56,110, respectively, in registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, USNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, USNG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, USNG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2012 and 2011, USNG incurred $68,000 and $267,191, respectively, under this arrangement.

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

NOTE 4 — CONTRACTS AND AGREEMENTS

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USNG and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USNG’s, USOF’s, US12OF’s, UGA’s, USDHO’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets, (b) 0.0465% for USNG’s, USOF’s, US12OF’s, UGA’s, USDHO’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USNG’s, USOF’s, US12OF’s, UGA’s, USDHO’s, USSO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

USNG has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USNG in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through UBS Securities for USNG’s account. In accordance with the agreement, UBS Securities charges USNG commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when USNG issues units as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when USNG redeems units as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USNG also incurs commissions to brokers for the purchase and sales of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the six months ended June 30, 2012, total commissions accrued to brokers amounted to $1,950,611. Of this amount, $1,690,243 was a result of rebalancing costs and $260,368 was the result of trades necessitated by creation and redemption activity. By comparison, during the six months ended June 30, 2011, total commissions accrued to brokers amounted to $2,561,036. The decrease in the total commissions accrued to brokers for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, was primarily a function of decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded during the six months ended June 30, 2012. As an annualized percentage of average daily total net assets, the figure for the six months ended June 30, 2012 represents approximately 0.43% of average daily total net assets. By comparison, the figure for the six months ended June 30, 2011 represented approximately 0.24% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

NOTE 5 — FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

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

All of USNG’s investment contracts were exchange-traded futures contracts, cleared swaps or fully-collateralized over-the-counter swaps through June 30, 2012. The liquidity and credit risks associated with exchange-traded contracts and cleared swaps are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. At June 30, 2012, USNG maintained over-the-counter transactions with two counterparties, JPMorgan and Deutsche Bank. Over-the-counter transactions subject USNG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. However, as compared to its over-the-counter transactions, it may more easily realize value by reselling its futures contracts. In addition, USNG bears the risk of financial failure by the clearing broker.

At June 30, 2012, USNG’s counterparties posted $9,100,249 in cash and $0 in securities as collateral with USNG’s custodian, as compared with $506 in cash and $0 in securities at June 30, 2011. Under these over-the-counter swap agreements, USNG posted collateral with respect to its obligations of $13,905,308 in cash and $18,471,865 in securities, such as Treasuries, at June 30, 2012, as compared with $151,376,650 in cash and $35,259,611 in securities at June 30, 2011.

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

USCF invests a portion of USNG’s cash in money market funds that seek to maintain a stable per unit NAV. USNG is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2012 and December 31, 2011, USNG held investments in money market funds in the amounts of $402,541,971 and $602,490,800, respectively. USNG also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of June 30, 2012 and December 31, 2011, USNG held cash deposits and investments in Treasuries in the amounts of $580,513,754 and $542,816,065, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USNG’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2012 and 2011 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2012 (Unaudited)		For the six months ended June 30, 2011 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$25.88	*	$48.00	*
Total income (loss)	(6.50)		(3.71	)*
Total expenses	(0.11)		(0.21	)*

Net decrease in net asset value	(6.61)		(3.92	)*

Net asset value, end of period	$19.27		$44.08	*

Total Return	(25.54	) %	(8.17	) %

Ratios to Average Net Assets
Total income (loss)	(26.25	) %	(4.95	) %

Expenses excluding management fees**	0.60%		0.41%

Management fees**	0.60%		0.55%

Net income (loss)	(26.85	) %	(5.42	) %

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

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of USNG’s securities at June 30, 2012 using the fair value hierarchy:

At June 30, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$652,498,554	$652,498,554	$—	$—
Exchange-Traded Futures Contracts	71,552,700	71,552,700	—	—
Exchange-Traded Cleared Swap Contracts	23,762,812	23,762,812	—	—
Over-the-Counter Total Return Swap Contracts	10,537,264	—	—	10,537,264

During the six months ended June 30, 2012, there were no transfers between Level I and Level II.

Following is a reconciliation of assets in which significant observable inputs (Level III) were used in determining fair value:

Total Return Swap Contracts
Beginning balance as of 12/31/11	$(12,805,692)
Realized gain (loss)*	—
Change in unrealized gain (loss)	23,342,956

Ending balance as of 06/30/12	$10,537,264

*	The realized gain (loss) incurred during the six months ended June 30, 2012 for total return swaps was $(86,284,041).

The following table summarizes the valuation of USNG’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$852,474,966	$852,474,966	$—	$—
Exchange-Traded Futures Contracts	(28,631,262)	(28,631,262)	—	—
Exchange-Traded Cleared Swap Contracts	(20,361,043)	(20,361,043)	—	—
Over-the-Counter Total Return Swap Contracts	(12,805,692)	—	—	(12,805,692)

During the year ended December 31, 2011, there were no transfers between Level I and Level II.

Following is a reconciliation of assets in which significant observable inputs (Level III) were used in determining fair value:

Total Return Swap Contracts
Beginning balance as of 12/31/10	$27,200,226
Realized gain (loss)*	—
Change in unrealized gain (loss)	(40,005,918)

Ending balance as of 12/31/11	$(12,805,692)

*	The realized gain (loss) incurred during the fiscal year ended December 31, 2011 for total return swaps was $(275,985,809).

Effective January 1, 2009, USNG adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2012	Fair Value At December 31, 2011
Futures - Commodity Contracts	Assets	$95,315,512	$(48,992,305)
Swaps - Commodity Contracts	Assets	10,537,264	(12,805,692)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2012		For the six months ended June 30, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed futures positions	$(320,916,173)		$59,088,085

	Change in unrealized gain (loss) on open futures positions		$144,307,817		$(111,622,973)

Swaps - Commodity Contracts	Realized loss on closed swap contracts	(86,284,041)		(25,001,019)

	Change in unrealized gain (loss) on open swap contracts		23,342,956		(31,297,867)

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 — SUBSEQUENT EVENTS

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

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the Commodity Futures Trading Commission (the “CFTC”) and U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USNG is not) may hold, own or control. The net position is the difference between an individual’s or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges but does not limit the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. If USNG and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX will monitor such exposure and ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USNG and the Related Public Funds. If deemed necessary by the NYMEX, it could also order USNG and the Related Public Funds to reduce their aggregate net position back to the accountability level. As of June 30, 2012, USNG held 22,244 NYMEX Natural Gas Futures NG contracts and 17,952 NYMEX Natural Gas Futures NN contracts. As of June 30, 2012, USNG held 31,178 natural gas cleared-swap contracts traded on the ICE Futures. USNG exceeded accountability levels of the NYMEX during the six months ended June 30, 2012, when on June 11, 2012, it held 21,418 Natural Gas Futures NG contracts, exceeding both the “any” and “all” month limits. No action was taken by the NYMEX and USNG reduced the number of Futures Contracts held. USNG did not exceed accountability levels imposed by the ICE Futures for the six months ended June 30, 2012.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USNG will run up against such position limits because USNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the six months ended June 30, 2012, USNG did not exceed any position limits imposed by the NYMEX and ICE Futures.

On October 18, 2011, the CFTC adopted new rules, which establish position limits and limit formulas for certain physical commodity futures including Futures Contracts and options on Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts. See Introduction – Futures Contracts and Position Limits in this quarterly report on Form 10-Q for information regarding the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

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

Futures Contracts and Position Limits

Provisions in the Dodd-Frank Act include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for many swap transactions that are currently entered into in the over-the-counter market. The new law and the rules thereunder may negatively impact USNG’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect USNG. In particular, new position limits imposed on USNG or its counterparties may impact USNG’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USNG’s investments and doing business, which could adversely impact the ability of USNG to achieve its investment objective.

On October 18, 2011, the CFTC adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Futures Contracts and options on Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). The new regulations require, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations would require aggregation of Referenced Contracts held by separate Related Public Funds (as defined below) only if such Related Public Funds had “identical trading strategies.” USCF does not believe any of the Related Public Funds should be viewed as having identical trading strategies for purposes of the CFTC’s aggregation rules.

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

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that USNG is authorized to engage in that may ultimately impact the ability of USNG to meet its investment objective. On May 23, 2011, the CFTC and the SEC published joint proposed rules defining the term “swap” and thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act. On July 13, 2012, the CFTC published a pre-publication version of the joint CFTC and SEC final rules that provide further definition of the terms “swap” and “security-based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules will be 60 days after the publication of such final rules in the Federal Register, which has not occurred as of the date of filing of this quarterly report on Form 10-Q.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)). However, as described above, it is currently unknown which swaps will be subject to such trading and clearing requirements. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable Prudential Regulator. On May 23, 2012, the CFTC published final regulations, which are not yet effective, to determine which entities will be regulated as “swap dealers” and “major swap participants” and thus have to comply with these capital and margin requirements (as well as a multitude of other requirements under the Dodd-Frank Act). In general, increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on USNG by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions. The final rule regarding review of swaps for mandatory clearing went effective September 26, 2011.

On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011. On October 18, 2011, the CFTC issued an order, which modified the July 14, 2011 order by extending the temporary exemptive relief to the earlier of the effective date of the required final rulemaking or July 16, 2012. On July 13, 2012, the CFTC issued an order to, in pertinent part, extend the temporary exemptive relief to December 31, 2012.

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

The CFTC issued a final rule on May 23, 2012 interpreting the definition of “eligible contract participant,” as amended by the Dodd-Frank Act, in such a manner that USNG may be limited as to the counterparties with which it may enter into currency forward contracts. Additionally, USNG may under certain circumstances related to the amount of assets under management no longer qualify as an eligible contract participant. USNG’s ability to maintain a certain minimum level of assets to qualify as an eligible contract participant allows USNG to enter into swaps on swap execution facilities as well as on a bilateral, off-exchange basis. The loss of status as an eligible contract participant and the resulting loss of eligible counterparties and investment options could impact USNG’s ability to achieve its investment objective.

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

Price Movements

Natural gas futures prices were volatile during the six months ended June 30, 2012. The price of the Benchmark Futures Contract started the period at $2.989. The low of the period was on April 4, 2012, when the price dropped to $1.983 per million British thermal units (“MMBtu”). The high of the period was on January 4, 2012, when the price reached $3.096 per MMBtu. The period ended with the Benchmark Futures Contract at $2.824 per MMBtu, a decrease of approximately 5.52% over the period. USNG’s per unit NAV initially rose during the period, taking into account the reverse split, from a starting level of $25.88* to a high on January 4, 2012 of $26.82*. USNG’s per unit NAV reached its low for the period on April 19, 2012 at $14.29. The per unit NAV on June 30, 2012 was $19.27, a decrease of approximately 25.54% over the period. The Benchmark Futures Contract prices listed above began with the February 2012 contracts and ended with the August 2012 contracts. The decrease of approximately 5.52% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in natural gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing natural gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USNG seeks to track, which are more fully described below in the section titled “Tracking USNG’s Benchmark.”

During the six months ended June 30, 2012, the natural gas futures market was in a state of contango, meaning that the price of the near month natural gas Futures Contract was lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. A contango market is one in which the price of the near month natural gas Futures Contract is less than the price of the next month natural gas Futures Contract, or contracts further away from expiration. As a result of contango or backwardation, as the case may be, the return of approximately (5.52)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 units, USNG has registered four subsequent offerings of its units: 50,000,000 units which were registered with the SEC on November 21, 2007, 100,000,000 units which were registered with the SEC on August 28, 2008, 300,000,000 units which were registered with the SEC on May 6, 2009 and 1,000,000,000 units which were registered with the SEC on August 12, 2009. Units offered by USNG in the subsequent offerings were sold by it for cash at the units’ per unit NAV as described in the applicable prospectus. On March 8, 2011, after the close of trading on the NYSE Arca, USNG effected a 2-for-1 reverse unit split and post-split units of USNG began trading on March 9, 2011. As a result of the reverse unit split, every two pre-split units of USNG were automatically exchanged for one post-split unit. Immediately prior to the reverse unit split, there were 447,200,000 units of USNG issued and outstanding, representing a per unit NAV of $5.16. Immediately after the reverse unit split, the number of issued and outstanding units of USNG decreased to 223,600,000, not accounting for fractional units, and the per unit NAV increased to $10.31. On February 21, 2012, after the close of trading on the NYSE Arca, USNG effected a 4-for-1 reverse unit split and post-split units of USNG began trading on February 22, 2012. As a result of the reverse unit split, every four pre-split units of USNG were automatically exchanged for one post-split unit. Immediately prior to the reverse unit split, there were 174,297,828 units of USNG issued and outstanding, representing a per unit NAV of $5.51. Immediately after the reverse unit split, the number of issued and outstanding units of USNG decreased to 43,574,457, not accounting for fractional units, and the per unit NAV increased to $22.06. As of June 30, 2012, USNG had issued 1,163,100,000 units, 60,266,476 of which were outstanding. As of June 30, 2012, there were 316,900,000 units registered but not yet issued.

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

As of June 30, 2012, USNG had the following authorized purchasers: ABN Amro, Banc of America Securities LLC, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Fimat USA LLC, Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Knight Clearing Services LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC, Virtu Financial Capital Markets and Virtu Financial DB LLC.

For the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

As of June 30, 2012, the total unrealized gain on Futures Contracts, cleared swap contracts and over-the-counter swap contracts owned or held on that day was $105,852,776 and USNG established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $983,055,725. USNG held 84.74% of its cash assets in overnight deposits, Treasuries and money market funds at its custodian bank, while 15.26% of the cash balance was held as Treasuries and as margin deposits for the Futures Contracts purchased. The ending per unit NAV on June 30, 2012 was $19.27.

By comparison, as of June 30, 2011, the total unrealized loss on Futures Contracts, cleared swap contracts and over-the-counter swap contracts owned or held on that day was $28,315,334 and USNG established cash deposits and investments in Treasuries and money market funds that were equal to $1,921,746,217. USNG held 88.74% of its cash assets in overnight deposits, Treasuries and money market funds at its custodian bank, while 11.26% of the cash balance was held as margin deposits for the Futures Contracts purchased. The decrease in cash assets in overnight deposits, Treasuries and money market funds for June 30, 2012 as compared to June 30, 2011, was the result of USNG’s smaller size during the six months ended June 30, 2012 as measured by total net assets. The ending per unit NAV on June 30, 2011 was $44.08*. The decrease in the per unit NAV for June 30, 2012 as compared to June 30, 2011, was primarily a result of sharply lower prices for natural gas and the related decline in the value of the Futures Contracts, cleared swap contracts, and over-the-counter swap contracts that USNG had invested in between the period ended June 30, 2011 and the period ended June 30, 2012.

*	Adjusted to give effect to the reverse unit split of 4-for-1 executed on February 21, 2012.

Portfolio Expenses. USNG’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USNG pays to USCF is calculated as a percentage of the total net assets of USNG. For total net assets of up to $1 billion, the management fee is 0.60%. For total net assets over $1 billion, the management fee is 0.50% on the incremental amount of total net assets. The fee is accrued daily and paid monthly.

During the six months ended June 30, 2012, the average daily total net assets of USNG were $911,651,594. The management fee incurred by USNG during the period amounted to $2,715,198, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged 0.60% over the course of this six month period. By comparison, during the six months ended June 30, 2011, the average daily total net assets of USNG were $2,191,053,553. The management fee paid by USNG during this six month period amounted to $5,928,503, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged 0.55% over the course of this six month period. USNG’s management fees as a percentage of average daily total net assets were higher for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to the fact that there were fewer days with assets over $1 billion that were charged at the lower 0.50% rate during the six months ended June 30, 2012.

In addition to the management fee, USNG pays all brokerage fees, transaction costs for over-the-counter swaps and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the six months ended June 30, 2012 was $2,699,382, as compared to $4,408,717 for the six months ended June 30, 2011. The decrease in total expenses excluding management fees for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, was primarily due to reduced trading activity and reduced variable costs resulting from USNG’s lower average daily total net assets during the six months ended June 30, 2012. For the six months ended June 30, 2012, USNG incurred $(19,388) in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the six months ended June 30, 2011, USNG incurred $56,110 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The decrease in registration fees and expenses incurred by USNG for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, was due to the fact that these expenses were completely amortized by December 31, 2011. The positive impact (negative expense) during the six months ended June 30, 2012 was a result of an over accrual of a portion of the registration fees and expenses for the year ended December 31, 2011. This amount was adjusted for the six months ended June 30, 2012, thereby offsetting other expenses by 12.65%.

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance of USNG and the United States Oil Fund, LP, the United States 12 Month Oil Fund, LP, the United States Gasoline Fund, LP, the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP), the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP, the United States Brent Oil Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of USNG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USNG shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for USNG and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for USNG and the Related Public Funds. USNG’s portion of such fees and expenses was $290,377.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the six months ended June 30, 2012, total commissions accrued to brokers amounted to $1,950,611. Of this amount, $1,690,243 was a result of rebalancing costs and $260,368 was the result of trades necessitated by creation and redemption activity. By comparison, during the six months ended June 30, 2011, total commissions accrued to brokers amounted to $2,561,036. The decrease in the total commissions accrued to brokers for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, was primarily a function of decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded during the six months ended June 30, 2012. As an annualized percentage of average daily total net assets, the figure for the six months ended June 30, 2012 represents approximately 0.43% of average daily total net assets. By comparison, the figure for the six months ended June 30, 2011 represented approximately 0.24% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USNG incurred $441,246 in transaction costs during the six months ended June 30, 2012 as compared to $2,379,686 in transaction costs during the six months ended June 30, 2011. USNG’s transaction costs were lower during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, due to reduced investment in Other Natural Gas-Related Investments, including over-the-counter swaps, during the six months ended June 30, 2012. However, these costs remain somewhat higher as compared to those for exchange-traded Natural Gas Interests.

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG. These costs are estimated to be $1,600,000 for the year ending December 31, 2012.

Dividend and Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the six months ended June 30, 2012, USNG earned $117,668 in dividend and interest income on such cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USNG purchased Treasuries during the six months ended June 30, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the six months ended June 30, 2011, USNG earned $306,597 in dividend and interest income on such cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USNG purchased Treasuries during the six months ended June 30, 2011 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USNG, including cash, cash equivalents and Treasuries, were approximately unchanged during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. As a result, the amount of income earned by USNG as a percentage of average daily total net assets was unchanged during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Portfolio Expenses. During the three months ended June 30, 2012, the average daily total net assets of USNG were $896,755,397. The management fee incurred by USNG during the period amounted to $1,335,505, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged 0.60% over the course of this three month period. By comparison, during the three months ended June 30, 2011, the average daily total net assets of USNG were $2,001,352,694. The management fee paid by USNG during this three month period amounted to $2,744,152, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged 0.55% over the course of this three month period. USNG’s management fees as a percentage of average daily total net assets were higher for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to the fact that there were fewer days with assets over $1 billion that were charged at the lower 0.50% rate during the three months ended June 30, 2012.

In addition to the management fee, USNG pays all brokerage fees, transaction costs for over-the-counter swaps and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended June 30, 2012 was $1,320,308, as compared to $2,029,981 for the three months ended June 30, 2011. The decrease in total expenses excluding management fees for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, was primarily due to reduced trading activity and reduced variable costs resulting from USNG’s lower average daily total net assets during the three months ended June 30, 2012. For the three months ended June 30, 2012, USNG incurred $0 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended June 30, 2011, USNG incurred $28,210 in ongoing registration fees and other expenses relating to the registration and offering of additional units. The decrease in registration fees and expenses incurred by USNG for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, was due to the fact that these expenses were completely amortized by December 31, 2011.

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

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the three months ended June 30, 2012, total commissions accrued to brokers amounted to $929,220. Of this amount, $772,273 was a result of rebalancing costs and $156,947 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended June 30, 2011, total commissions accrued to brokers amounted to $1,164,253. The decrease in the total commissions accrued to brokers for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, was primarily a function of decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded during the three months ended June 30, 2012. As an annualized percentage of average daily total net assets, the figure for the three months ended June 30, 2012 represents approximately 0.42% of average daily total net assets. By comparison, the figure for the three months ended June 30, 2011 represented approximately 0.23% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USNG incurred $211,316 in transaction costs during the three months ended June 30, 2012 as compared to $1,093,578 in transaction costs during the three months ended June 30, 2011. USNG’s transaction costs were lower during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, due to reduced investment in Other Natural Gas-Related Investments, including over-the-counter swaps, during the three months ended June 30, 2012. However, these costs remain somewhat higher as compared to those for exchange-traded Natural Gas Interests.

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG. These costs are estimated to be $1,600,000 for the year ending December 31, 2012.

Dividend and Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended June 30, 2012, USNG earned $63,229 in dividend and interest income on such cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USNG purchased Treasuries during the three months ended June 30, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended June 30, 2011, USNG earned $93,680 in dividend and interest income on such cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. USNG purchased Treasuries during the three months ended June 30, 2011 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USNG, including cash, cash equivalents and Treasuries, were approximately the same during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. As a result, the amount of income earned by USNG as a percentage of average daily total net assets was approximately unchanged during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Tracking USNG’s Benchmark

USCF seeks to manage USNG’s portfolio such that changes in its average daily per unit NAV, on a percentage basis, closely track the daily changes in the average price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in USNG’s per unit NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per unit NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USNG’s portfolio management goals do not include trying to make the nominal price of USNG’s per unit NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for natural gas. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts and Other Natural Gas-Related Investments.

For the 30-valuation days ended June 30, 2012, the simple average daily change in the Benchmark Futures Contract was 0.205%, while the simple average daily change in the per unit NAV of USNG over the same time period was 0.199%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.316)%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USNG’s per unit NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended June 30, 2012. The second chart below shows the monthly total returns of USNG as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USNG’s units to the public on April 18, 2007 to June 30, 2012, the simple average daily change in the Benchmark Futures Contract was (0.185)%, while the simple average daily change in the per unit NAV of USNG over the same time period was (0.186)%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.373)%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the six months ended June 30, 2012, the actual total return of USNG as measured by changes in its per unit NAV was (25.54)%. This is based on an initial per unit NAV, taking into account the reverse split, of $25.88* on December 31, 2011 and an ending per unit NAV as of June 30, 2012 of $19.27. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USNG would have had an estimated per unit NAV of $19.38 as of June 30, 2012, for a total return over the relevant time period of (25.12)%. The difference between the actual per unit NAV total return of USNG of (25.54)% and the expected total return based on the Benchmark Futures Contract of (25.12)% was an error over the time period of (0.42)%, which is to say that USNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USNG pays, offset in part by the income that USNG collects on its cash and cash equivalent holdings. During the six months ended June 30, 2012, USNG earned dividend and interest income of $117,668, which is equivalent to a weighted average income rate of 0.03% for such period. In addition, during the six months ended June 30, 2012, USNG also collected $106,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income contributed to USNG’s actual total return. However, if the total assets of USNG increase, USCF believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the six months ended June 30, 2012, USNG incurred total expenses of $5,414,580. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(5,190,912), which is equivalent to an annualized weighted average net income rate of (1.15)% for the six months ended June 30, 2012.

*	Adjusted to give effect to the reverse unit split of 4-for-1 executed on February 21, 2012.

By comparison, for the six months ended June 30, 2011, the actual total return of USNG as measured by changes in its per unit NAV was (8.17)%. This was based on an initial per unit NAV, taking into account the reverse unit split, of $48.00* on December 31, 2010 and an ending per unit NAV as of June 30, 2011 of $44.08**. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USNG would have had an estimated per unit NAV of $11.08 as of June 30, 2011, for a total return over the relevant time period of (7.67)%. The difference between the actual per unit NAV total return of USNG of (8.17)% and the expected total return based on the Benchmark Futures Contract of (7.67)% was an error over the time period of (0.50)%, which is to say that USNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USNG paid, offset in part by the income that USNG collected on its cash and cash equivalent holdings. During the six months ended June 30, 2011, USNG earned dividend and interest income of $306,597, which is equivalent to a weighted average income rate of 0.03% for such period. In addition, during the six months ended June 30, 2011, USNG also collected $97,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USNG’s actual total return. During the six months ended June 30, 2011, USNG incurred total expenses of $10,337,220. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(9,933,623), which is equivalent to an annualized weighted average net income rate of (0.91)% for the six months ended June 30, 2011.

*	Adjusted to give effect to the reverse unit split of 2-for-1 executed on March 8, 2011 and the reverse unit split of 4-for-1 executed on February 21, 2012.

**	Adjusted to give effect to the reverse unit split of 4-for-1 executed on February 21, 2012.

There are currently three factors that have impacted or are most likely to impact USNG’s ability to accurately track its Benchmark Futures Contract.

First, USNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USNG executes the trade. In that case, USNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per unit NAV of USNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USNG’s attempt to track the Benchmark Futures Contract over time.

Second, USNG earns dividend and interest income on its cash, cash equivalents and Treasuries. USNG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six months ended June 30, 2012. Interest payments, and any other income, were retained within the portfolio and added to USNG’s NAV. When this income exceeds the level of USNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USNG will realize a net yield that will tend to cause daily changes in the per unit NAV of USNG to track slightly higher than daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2012, USNG earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees, approximately 0.43% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.17% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.17)% and affected USNG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per unit NAV of USNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2012, USNG held Other Natural Gas-Related Investments. These holdings included a financially settled natural gas futures contract traded on NYMEX whose settlement price tracks the settlement price of the Benchmark Futures Contract. USNG also held investments in cleared swaps traded on the ICE Futures whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized over-the-counter swaps designed to track the settlement price of the Benchmark Futures Contract. Due, in part, to the increased size of USNG over the last several quarters and its obligations to comply with current and potential regulatory limits, USNG has invested in Other Natural Gas-Related Investments, such as over-the-counter swaps, which have increased transaction-related expenses and may result in increased tracking error. Over-the-counter swaps increase transaction-related expenses due to the fact that USNG must pay to the swap counterparty certain fees that USNG does not have to pay for transactions executed on an exchange. Finally, due to potential regulatory limitations, USNG may determine to hold greater amounts of cash and cash equivalents and lesser amounts of Natural Gas Interests, if it determines that will most appropriately satisfy USNG’s investment objective. Holding more cash and cash equivalents and less Natural Gas Interests for some period of time may result in increased tracking error. There are additional Other Natural Gas-Related Investments that USNG is permitted to invest in whose price movements may not track the settlement price of the Benchmark Futures Contract.

USCF anticipates that interest rates will continue to remain at historical lows and therefore, it is anticipated that fees and expenses paid by USNG will continue to be higher than interest earned by USNG. As such, USCF anticipates that USNG will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USNG.

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

As an example, assume that the price of natural gas for immediate delivery (the “spot” price), was $7 per MMBtu, and the value of a position in the near month futures contract was also $7. Over time, the price of 10,000 MMBtu of natural gas will fluctuate based on a number of market factors, including demand for natural gas relative to its supply. The value of the near month contract will likewise fluctuate in reaction to a number of market factors. If investors seek to maintain their position in a near month contract and not take delivery of the natural gas, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of USNG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in USNG units during the six months ended June 30, 2012 relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2011 and held to June 30, 2012 decreased, based upon the changes in the per unit NAV for USNG units on those days, by approximately 25.54%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 5.52% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2010 to June 30, 2011, contango impacted the total return on an investment in USNG units relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2010 and held to June 30, 2011 decreased, based upon the changes in the per unit NAV for USNG units on those days, by approximately 8.17%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 0.70% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the six months ended June 30, 2012, natural gas prices in the United States were impacted by several factors. As of June 30, 2012, the amount of natural gas in storage had reached 3.102 billion cubic feet, which was approximately 22% and 23% above the five-year average and 2011 levels, respectively. Prices were volatile and sharply higher during the second quarter of 2012 but lower for the six months ended June 30, 2012. Reduced natural gas production and a decline of surplus storage over historical levels contributed to an increase in natural gas prices during the second quarter of 2012. However, the continued existence of a historic storage surplus ultimately led to a decline in prices for the six months ended June 30, 2012, with prices reaching a low of $1.983 on April 12, 2012.

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

For the ten-year time period between June 30, 2002 and June 30, 2012, the chart below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated with the movements of unleaded gasoline, crude oil, large cap U.S. equities, U.S. government bonds or global equities. Movements in natural gas had a positive, yet moderate, correlation to movements in heating oil.

Correlation Matrix June 30, 2002-2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.337)	0.968	0.282	0.234	0.189	0.042
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.315)	(0.184)	(0.130)	(0.222)	0.074
Global Equities (FTSE World Index)			1.000	0.369	0.314	0.247	0.092
Crude Oil				1.000	0.833	0.724	0.391
Heating Oil					1.000	0.707	0.505
Unleaded Gasoline						1.000	0.281
Natural Gas							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was essentially non-correlated with large-cap U.S. equities, U.S. government bonds, global equities, crude oil and heating oil and had a negative, yet moderate, correlation with unleaded gasoline.

Correlation Matrix 12 Months ended June 30, 2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.777)	0.980	0.803	0.748	0.637	0.142
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.744)	(0.506)	(0.385)	(0.532)	(0.008)
Global Equities (FTSE World Index)			1.000	0.783	0.790	0.629	0.187
Crude Oil				1.000	0.850	0.456	0.160
Heating Oil					1.000	0.658	0.045
Unleaded Gasoline						1.000	(0.441)
Natural Gas							1.000

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

USNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USNG has allocated substantially all of its net assets to trading in Natural Gas Interests. USNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of USNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in USNG’s account at its custodian bank and in Treasuries at the FCM. Income received from USNG’s money market funds and Treasuries is paid to USNG. During the six months ended June 30, 2012, USNG’s expenses exceeded the income USNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2012, USNG was forced to use other assets to pay expenses, which could cause a drop in USNG’s NAV over time. To the extent expenses exceed income, USNG’s NAV will be negatively impacted.

USNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, USNG’s over-the-counter contracts have very limited liquidity since they are negotiated agreements that are not transferable by USNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. Such market conditions or contractual limits could prevent USNG from promptly liquidating its positions in Natural Gas Interests. During the six months ended June 30, 2012, USNG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USNG cannot predict whether such an event may occur in the future.

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

During the six months ended June 30, 2012, USNG entered into fully collateralized over-the-counter transactions with two counterparties, JPMorgan Chase Bank, NA (“JPMorgan”) and Deutsche Bank AG (“Deutsche Bank”). Unlike most exchange-traded futures contracts, cleared swaps or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

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

As of June 30, 2012, USNG held cash deposits and investments in Treasuries and money market funds in the amount of $983,055,725 with the custodian and FCM. Some or all of these amounts may be subject to loss should USNG’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of June 30, 2012, USNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USNG. While USNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USNG’s financial position.

European Sovereign Debt

USNG had no direct exposure to European sovereign debt as of June 30, 2012 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of June 30, 2012, USNG’s portfolio consisted of 22,244 Natural Gas NG Futures August 2012 Contracts traded on the NYMEX, 17,952 Natural Gas NN Financially Settled Futures August 2012 Contracts traded on the NYMEX, 31,178 cleared swaps traded on the ICE Futures and total return swaps with an aggregate market value of $10,537,264. For a list of USNG’s current holdings, please see USNG’s website at www.unitedstatesnaturalgasfund.com.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

At June 30, 2012, USNG maintained fully-collateralized over-the-counter swap transactions (“OTC Contracts”) with two counterparties, JPMorgan and Deutsche Bank. Unlike most exchange-traded futures contracts, cleared swaps or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

To reduce the credit risk that arises in connection with such contracts, USNG will generally enter into an agreement with each counterparty based on the Master Agreement published by ISDA that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to USNG due to the occurrence of a specified event, such as the insolvency of the counterparty.

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

Both the Board and its audit committee review statistics and data pertaining to each of USNG’s over-the-counter counterparties. Reports are provided verbally and in writing by USCF’s management at least quarterly and more frequently when deemed necessary. Data reviewed includes, but is not limited to, short-term and long-term credit ratings by Moody’s Investor Service, Inc., Standard & Poor’s Financial Services LLC and Fitch Ratings; changes in market capitalization and stock prices over the last five years; numerous financial ratios including capital and leverage ratios; and credit default swap yields and spreads. Additionally, members of USCF’s Board, audit committee and management team may note general economic or company specific news that necessitates a review of a counterparty’s creditworthiness outside of the regular review cycle. Board members and audit committee members may conduct their own analysis and contact USCF’s management team at their discretion to request further information or action. Board members are apprised of open positions as well as changes to positions and counterparties utilized by USNG on an ongoing basis. Significant changes to USNG’s over-the-counter contract holdings are reported to the Board in a timely manner.

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

During the six months ended June 30, 2012, USNG employed hedging methods such as those described above to the extent it invested in fully-collateralized over-the-counter swap transactions designed to track percentage changes in the price of the Benchmark Futures Contract. During the six months ended June 30, 2012, USNG was exposed to counterparty risk on its fully-collateralized over-the-counter swap transactions with two counterparties, JPMorgan and Deutsche Bank.

The counterparty credit ratings for the exposure on over-the-counter swap transactions to which USNG was a party that would be owed to USNG due to a default or early termination by USNG’s counterparties at June 30, 2012, December 31, 2011 and June 30, 2011 were:

	June 30, 2012
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa3	2	$175,792,038	$10,559,615	$9,100,249	$1,459,366

Total	2	$175,792,038	$10,559,615	$9,100,249	$1,459,366

	December 31, 2011
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa3	2	$261,626,092	$(12,774,598)	$990,210	$(13,764,808)

Total	2	$261,626,092	$(12,774,598)	$990,210	$(13,764,808)

	June 30, 2011
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
A2	1	$256,803,836	$(22,738,262)	$75,757,094	$(22,738,262)
Aa2	1	106,167,330	(7,968,361)	22,199,236	(7,968,361)
Aa3	2	472,493,919	(3,895,182)	88,679,930	88,679,039

Total	4	$835,465,085	$(34,601,805)	$186,636,260	$(34,602,311)

*	The difference reflects minimum transfer amounts for collateral and potentially one day’s movement in the underlying total return, which would be collateralized the following business day.

The aggregate notional amount of USNG’s over-the-counter derivative transactions, which consisted of total return swaps, decreased to $175,792,038 at June 30, 2012, as compared to $835,465,085 at June 30, 2011. The aggregate notional amount of these derivative transactions, which is not included in the Condensed Schedule of Investments (Unaudited), is indicative of USNG’s activities in derivative transactions, but is not an indicator of the level of credit risk associated with these transactions. The aggregate notional amount of USNG’s over-the-counter swap transactions represented 14.97% of USNG’s total assets as of June 30, 2012.

USNG maintains, in conjunction with its counterparties, collateral in the form of both cash and Treasuries, depending on the specific arrangements with each counterparty. USNG is required to post an independent amount based on a percentage of the initial notional amount of each position at the inception of each over-the-counter contract. In addition, between reset periods, USNG posts collateral for the benefit of its counterparties that approximately corresponds to any unrealized loss that would be realized by USNG if the over-the-counter contract were closed on any given valuation date. Likewise, USNG’s counterparties post collateral for USNG’s benefit that approximately corresponds to any unrealized gain that would be realized by USNG if the over-the-counter contract were to be closed on any given valuation date. At each reset date, USNG will make or receive settlement payments to or from its counterparties, and collateral posted by or for USNG will be returned to the appropriate party to offset the settlement payment made. Collateral is held by an independent third party and governed by tri-party agreements between USNG, its custodian, BBH&Co, and each counterparty.

At June 30, 2012, USNG’s counterparties posted $9,100,249 in cash and $0 in securities as collateral with USNG’s custodian, as compared with $506 in cash and $0 in securities at June 30, 2011. Under these over-the-counter swap agreements, USNG posted collateral with respect to its obligations of $13,905,308 in cash and $18,471,865 in securities, such as U.S. Treasuries, at June 30, 2012, as compared with $151,376,650 in cash and $35,259,611 in securities at June 30, 2011.

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

There have been no material changes to the risk factors previously disclosed in USNG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 29, 2012, except for the addition of the risk factor set forth below.

USNG is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, USNG has a more complex tax treatment than traditional mutual funds.

USNG is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law. No U.S. federal income tax is paid by USNG on its income. Instead, USNG will furnish unitholders each year with tax information on IRS Schedule K-1 (Form 1065) and each U.S. unitholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss and deduction of USNG. This must be reported without regard to the amount (if any) of cash or property the unitholder receives as a distribution from USNG during the taxable year. A unitholder, therefore, may be allocated income or gain by USNG but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

In addition to federal income taxes, unitholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes, and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which USNG does business or owns property or where the unitholders reside. Although an analysis of those various taxes is not presented here, each prospective unitholder should consider their potential impact on its investment in USNG. It is each unitholder’s responsibility to file the appropriate U.S. federal, state, local and foreign tax returns.

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

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
10.1(1)	Second Amendment Agreement to the Administrative Agency Agreement.
10.2(1)	Second Amendment Agreement to the Custodian Agreement.
10.3(1)	Second Amendment Agreement to the Marketing Agent Agreement.
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document.
101.SCH(2)	XBRL Taxonomy Extension Schema.
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.
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

Date: August 9, 2012

By:	/s/ Howard Mah

Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 9, 2012