Form 10-K
period 2012-12-31
United States Natural Gas Fund, LP
filed 2013-02-27
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s units held by non-affiliates of the registrant as of June 30, 2012 was: $1,162,540,322.

The registrant had 56,266,476 outstanding units as of February 22, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

UNITED STATES NATURAL GAS FUND, LP

Part I

Item 1. Business.

What is USNG?

The United States Natural Gas Fund, LP (“USNG”) is a Delaware limited partnership organized on September 11, 2006. USNG maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. USNG is a commodity pool that issues limited partnership interests (“units”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). It operates pursuant to the terms of the Third Amended and Restated Agreement of Limited Partnership dated as of December 31, 2010 (as amended from time to time, the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. Prior to June 13, 2008, USCF was known as Victoria Bay Asset Management, LLC. It maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. USCF is a wholly owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership of Wainwright’s shares. Wainwright is a holding company that previously owned an insurance company organized under Bermuda law (which has been liquidated) and a registered investment adviser firm named Ameristock Corporation, which has been distributed to the Wainwright shareholders. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005.

USCF also serves as general partner or sponsor of the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“USDHO”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”), the United States Brent Oil Fund, LP (“USBO”), the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”). USOF, US12OF, UGA, USDHO, USSO, US12NG, USBO, USCI, CPER, USAG and USMI are actively operating funds and all are listed on the NYSE Arca. All funds listed previously are referred to collectively herein as the “Related Public Funds.” The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in USNG may call 1.800.920.0259 or visit www.unitedstatescommodityfunds.com or the SEC’s website at www.sec.gov.

USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each of which is a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust. USSF, UNGD, USGO and HARD are currently not available to the public, as such funds are still in the process of review by various regulatory agencies which have regulatory authority over USCF and such funds. UAC has been declared effective by the regulatory agencies which have regulatory authority over USCF and UAC, but at the time of filing of this annual report on Form 10-K, UAC has not been made available to the public.

USCF is required to evaluate the credit risk of USNG to the futures commission merchant (“FCM”), oversee the purchase and sale of USNG’s units by certain authorized purchasers (“Authorized Purchasers”), review daily positions and margin requirements of USNG and manage USNG’s investments. USCF also pays the fees of ALPS Distributors, Inc., which serves as the marketing agent for USNG (the “Marketing Agent”), and Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for USNG.

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

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of three management directors (the “Management Directors”), some of whom are also its executive officers, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002. The Management Directors have the authority to manage USCF pursuant to its LLC Agreement, as amended from time to time. Through its Management Directors, USCF manages the day-to-day operations of USNG. The Board has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis and Malcolm R. Fobes III). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does USNG Operate?

An investment in the units provides a means for diversifying an investor’s portfolio or hedging exposure to changes in natural gas prices. An investment in the units allows both retail and institutional investors to easily gain this exposure to the natural gas market in a transparent, cost-effective manner.

The net assets of USNG consist primarily of investments in futures contracts for natural gas, crude oil, diesel-heating oil, gasoline, and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and non-exchange traded (“over-the-counter”) transactions that are based on the price of natural gas, oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause USNG to invest in Other Natural Gas-Related Investments include those allowing USNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this annual report on Form 10-K. USNG invests substantially the entire amount of its assets in Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. The daily holdings of USNG are available on USNG’s website at www.unitedstatesnaturalgasfund.com.

The investment objective of USNG is for the daily changes in percentage terms of its units’ per unit NAV to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the daily changes in the price of the Futures Contract on natural gas traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less USNG’s expenses. It is not the intent of USNG to be operated in a fashion such that its per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of USNG to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USNG may invest in interests other than the Benchmark Futures Contract to comply with accountability levels and position limits. For a detailed discussion of accountability levels and position limits, see “Item 1. Business – What are Futures Contracts?” below in this annual report on Form 10-K.

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

The specific Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of USNG’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the natural gas market, position limits or other regulatory requirements limiting USNG’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges or invest in Other Natural Gas-Related Investments. To the extent that USNG invests in Other Natural Gas-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market. If USNG is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Futures Contract to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Natural Gas-Related Investments, a substantial portion of USNG’s assets could be invested in accordance with such priority in Other Natural Gas-Related Investments that are intended to replicate the return on the Benchmark Futures Contract. As USNG’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Natural Gas-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USNG to invest in Other Natural Gas-Related Investments include those allowing USNG to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this annual report on Form 10-K for a discussion of the potential impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on USNG’s ability to invest in over-the-counter transactions and cleared swaps.

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

USNG anticipates that to the extent it invests in Futures Contracts other than contracts on natural gas (such as futures contracts for light, sweet crude oil, diesel-heating oil and other petroleum-based fuels) and Other Natural Gas-Related Investments, it will enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Futures Contracts and Other Natural Gas-Related Investments against the current Benchmark Futures Contract.

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

Diesel-Heating Oil. Diesel-heating oil, also known as No. 2 fuel oil, accounts for 25% of the yield of a barrel of crude oil, the second largest “cut” from oil after gasoline. The diesel-heating oil futures contract listed and traded on the NYMEX trades in units of 42,000 gallons (1,000 barrels) and is based on delivery in the New York harbor, the principal cash market center. The ICE Futures also offers a Diesel-Heating Oil Futures Contract which trades in units of 42,000 U.S. gallons (1,000 barrels). The Diesel-Heating Oil Futures Contract is cash-settled against the prevailing market price for diesel-heating oil delivered to the New York Harbor.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contract as the NYMEX. If USNG and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USNG could be ordered to reduce its aggregate position back to the accountability level. As of December 31, 2012, USNG held 17,891 NYMEX Natural Gas Futures NG contracts and 17,952 NYMEX Natural Gas Futures NN contracts. As of December 31, 2012, USNG held 30,192 natural gas cleared-swap contracts traded on the ICE Futures. USNG exceeded accountability levels of the NYMEX during the year ended December 31, 2012, when it held a maximum of 25,065 Natural Gas Futures NG contracts and 19,952 Natural Gas Financial Futures NN contracts, exceeding both the “any” and “all” month limits. No action was taken by the NYMEX and USNG did not reduce the number of Futures Contracts held as a result. USNG exceeded accountability levels of ICE Futures during the year ended December 31, 2012, when it held a maximum of 44,808 natural gas cleared swap contracts, exceeding the “any” month limit. No action was taken by ICE Futures and USNG did not reduce the number of cleared swap contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USNG will run up against such position limits because USNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the year ended December 31, 2012, USNG did not exceed any position limits imposed by the NYMEX and ICE Futures.

In late 2011, the CFTC adopted rules that impose new position limits on Referenced Contracts (as defined below) involving 28 energy, metals and agricultural commodities (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the CEA (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28, 2012 decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect USNG, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, USNG may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect USNG, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of USNG to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USNG. See “Commodity Interest Markets – Regulation” in this annual report on Form 10-K for information regarding the Dodd-Frank Act.

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

In connection with investing in Futures Contracts and Other Natural Gas-Related Investments, USNG holds Treasuries, cash and/or cash equivalents that serve as segregated assets supporting USNG’s positions in Futures Contracts and Other Natural Gas-Related Investments. For example, the purchase of a Futures Contract with a notional value of $10 million would not require USNG to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 30% of the stated value of the Futures Contract, would be required. To secure its Futures Contract obligations, USNG would deposit the required margin with the FCM and would separately hold, through its Custodian, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9.0 million (assuming a 10% margin).

As a result of the foregoing, typically 5% to 30% of USNG’s assets are held as margin in segregated accounts with a FCM. In addition to the Treasuries and cash it posts with the FCM for the Futures Contracts it owns, USNG may hold, through the Custodian, Treasuries, cash and/or cash equivalents that can be posted as additional margin or as other collateral to support its over-the-counter contracts. USNG earns income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian or FCM. USNG anticipates that the earned income will increase the NAV and limited partners’ capital contribution accounts. USNG reinvests the earned income, holds it in cash, or uses it to pay its expenses. If USNG reinvests the earned income, it makes investments that are consistent with its investment objective.

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

To reduce the credit risk that arises in connection with such contracts, USNG will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty.

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

BBH&Co.’s principal business address is 50 Milk Street, Boston, MA 02109-3661. BBH&Co., a private bank founded in 1818, is neither a publicly held company nor insured by the Federal Deposit Insurance Corporation. BBH&Co. is authorized to conduct a commercial banking business in accordance with the provisions of Article IV of the New York State Banking Law, New York Banking Law §§160–181, and is subject to regulation, supervision, and examination by the New York State Department of Financial Services. BBH&Co. is also licensed to conduct a commercial banking business by the Commonwealths of Massachusetts and Pennsylvania and is subject to supervision and examination by the banking supervisors of those states.

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

UBS Securities LLC (“UBS Securities”) is USNG’s FCM. USNG and UBS Securities have entered into an Institutional Futures Client Account Agreement. This agreement requires UBS Securities to provide services to USNG in connection with the purchase and sale of Natural Gas Interests that may be purchased or sold by or through UBS Securities for USNG’s account. USNG pays UBS Securities’ commissions for executing and clearing trades on behalf of USNG.

UBS Securities’ principal business address is 677 Washington Blvd, Stamford, CT 06901. UBS Securities is a futures clearing broker for USNG. UBS Securities is registered in the U.S. with FINRA as a broker-dealer and with the CFTC as a FCM. UBS Securities is a member of various U.S. futures and securities exchanges.

UBS is and has been a defendant in numerous legal proceedings, including actions brought by regulatory organizations and government agencies, relating to its securities and commodities business that allege various violations of federal and state securities laws. UBS AG, the ultimate parent company to UBS Securities, files annual reports and quarterly reports to the SEC in which it discloses material information about matters involving, but not limited to, UBS Securities, including information about any material litigation or regulatory investigations (https://www.ubs.com/global/en/about_ubs/investor_relations/quarterly_reporting/2011.html). Actions with respect to UBS Securities’ FCM business are publicly available on the website of the National Futures Association (http://www.nfa.futures.org/).

On June 27, 2007, the Securities Division of the Secretary of the Commonwealth of Massachusetts (“Massachusetts Securities Division”) filed an administrative complaint (the “Complaint”) and notice of adjudicatory proceeding against UBS Securities, captioned In The Matter of UBS Securities, LLC, Docket No. E-2007-0049, which alleged that UBS Securities violated the Massachusetts Uniform Securities Act (the “Act”) and related regulations by providing the advisers for certain hedge funds with gifts and gratuities in the form of below market office rents, personal loans with below market interest rates, event tickets, and other perks, in order to induce those hedge fund advisers to increase or retain their level of prime brokerage fees paid to UBS Securities. On November 22, 2010, UBS Securities entered into a Consent Order and Settlement with the Massachusetts Securities Division, pursuant to which UBS Securities agreed to implementing a disclosure policy and retaining an independent consultant to monitor the policy. UBS Securities also paid a $100,000 fine.

In the summer of 2008, the Massachusetts Securities Division, Texas State Securities Board, and the New York Attorney General (“NYAG”) all brought actions against UBS and UBS Financial Services, Inc. (“UBS Financial”), alleging violations of various state law anti-fraud provisions in connection with the marketing and sale of auction rate securities.

On August 8, 2008, UBS Securities and UBS Financial Services reached agreements with the SEC, the NYAG, the Massachusetts Securities Division and other state regulatory agencies represented by the North American Securities Administrators Association (“NASAA”) to restore liquidity to all remaining client’s holdings of auction rate securities by June 30, 2012. On October 2, 2008, UBS Securities and UBS Financial entered into a final consent agreement with the Massachusetts Securities Division settling all allegations in the Massachusetts Securities Division’s administrative proceeding against UBS Securities and UBS Financial with regards to the auction rate securities matter. On December 11, 2008, UBS Securities and UBS Financial executed an Assurance of Discontinuance in the auction rate securities settlement with the NYAG. On the same day, UBS Securities and UBS Financial finalized settlements with the SEC. UBS Securities and UBS Financial paid penalties of $75 million to NYAG and an additional $75 million to be apportioned among the participating NASAA states. In March 2010, UBS Securities and UBS Financial and NASAA agreed on final settlement terms, pursuant to which, UBS Securities and UBS Financial agreed to provide client liquidity up to an additional $200 million.

On August 14, 2008 the New Hampshire Bureau of Securities Regulation (the “Bureau”) filed an administrative action against UBS Securities relating to a student loan issuer, the New Hampshire Higher Education Loan Corp. (“NHHELCO”). The complaint alleged fraudulent and unethical conduct in violation of New Hampshire state statutes. On April 14, 2010, UBS entered into a Consent Order resolving all of the Bureau’s claims. UBS Securities paid $750,000 to the Bureau for all costs associated with the Bureau’s investigation. UBS Securities entered a separate civil settlement with NHHELCO and provided a total financial benefit of $20M to NHHELCO.

On April 29, 2010, the CFTC issued an order with respect to UBS Securities and levied a fine of $200,000. The Order stated that on February 6, 2009, UBS Securities’ employee broker aided and abetted UBS Securities’ customer’s concealment of material facts from the NYMEX in violation of Section 9(a)(4) of the CEA, 7 U.S.C. § 13(a)(4) (2006). Pursuant to NYMEX Rules, a block trade must be reported to NYMEX “within five minutes of the time of execution” consistent with the requirements of NYMEX Rule 6.21C(A)(6). Although the block trade in question was executed earlier in the day, UBS Securities’ employee broker aided and abetted its customer’s concealment of facts when, in response to the customer’s request to delay reporting the trade until after the close of trading, UBS Securities’ employee did not report the trade until after the close. Because the employee broker undertook his actions within the scope of his employment, pursuant to Section 2(a)(1)(B) of the CEA, 7 U.S.C. § 2(a)(1)(B) (2006), and Commission Regulation 1.2, 17 C.F.R. § 1.2 (2009), UBS Securities is liable for the employee broker’s aiding and abetting of its customer’s violation of Section 9(a)(4) of the CEA. The fine has been paid and the matter is now closed.

UBS Securities will act only as clearing broker for USNG and as such will be paid commissions for executing and clearing trades on behalf of USNG. UBS Securities has not passed upon the adequacy or accuracy of this annual report on Form 10-K. UBS Securities neither will act in any supervisory capacity with respect to USCF nor participate in the management of USCF or USNG.

UBS Securities is not affiliated with USNG or USCF. Therefore, USNG does not believe that USNG has any conflicts of interest with UBS Securities or their trading principals arising from their acting as USNG’s FCM.

Currently, USCF does not employ commodity trading advisors for the trading of USNG contracts. USCF currently does, however, employ a trading advisor for USCI, CPER, USAG and USMI, SummerHaven Investment Management, LLC (“SummerHaven”). If, in the future, USCF does employ commodity trading advisors for USNG, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

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

Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of USNG’s total assets and subtracting any liabilities.

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

(4)

Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. USNG is responsible for its pro rata share of the assets held by USNG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI.

Expenses Paid or Accrued by USNG through December 31, 2012 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$52,099,581
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$27,077,931
Other Amounts Paid or Accrued(5):	$15,981,747
Total Expenses Paid or Accrued:	$95,159,259

(5)

Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by USNG through December 31, 2012 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.55% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.29% annualized
Other Amounts Paid or Accrued(6):	0.17% annualized
Total Expenses Paid or Accrued:	1.01% annualized

(6)

Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Other Fees. USNG also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $1,900,000 for the fiscal year ended December 31, 2012. In addition, USNG is responsible for paying its portion of the directors’ and officers’ liability insurance for USNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USNG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. USNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2012 were $540,586 for USNG and the Related Public Funds. USNG’s portion of such fees and expenses for the year ended December 31, 2012 was $172,838.

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

The indicative fund value is disseminated on a per unit basis every 15 seconds during regular NYSE Arca core trading session hours of 9:30 a.m. New York time to 4:00 p.m. New York time. The normal trading hours of the NYMEX are 10:00 a.m. New York time to 2:30 p.m. New York time. This means that there is a gap in time at the beginning and the end of each day during which USNG’s units are traded on the NYSE Arca, but real-time NYMEX trading prices for Futures Contracts traded on the NYMEX are not available. During such gaps in time, the indicative fund value will be calculated based on the end of day price of such Futures Contracts from the NYMEX’s immediately preceding trading session. In addition, other Futures Contracts, Other Natural Gas-Related Investments and Treasuries held by USNG will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments will not be included in the indicative fund value.

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

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with USCF on behalf of USNG. The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by USNG, without the consent of any limited partner or unitholder or Authorized Purchaser. Authorized Purchasers will pay a transaction fee of $1,000 to USNG for each order they place to create or redeem one or more baskets. Authorized Purchasers who make deposits with USNG in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USNG or USCF, and no such person will have any obligation or responsibility to USCF or USNG to effect any sale or resale of units. As of December 31, 2012, 17 Authorized Purchasers had entered into agreements with USCF on behalf of USNG. During the year ended December 31, 2012, USNG issued 1,623 Creation Baskets and redeemed 1,343 Redemption Baskets.

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

Redemption orders must be made in whole baskets. USCF will reject a redemption order if the order is not in proper form as described in the Authorized Purchaser Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. USCF may also reject a redemption order if the number of units being redeemed would reduce the remaining outstanding units to 100,000 units (i.e., one basket) or less.

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

Investments

USCF causes USNG to transfer the proceeds from the sale of Creation Baskets to the Custodian or other custodian for trading activities. USCF will invest USNG’s assets in Futures Contracts and Other Natural Gas-Related Investments and investments in Treasuries, cash and/or cash equivalents. When USNG purchases a Futures Contract and certain exchange-traded Other Natural Gas-Related Investments, USNG is required to deposit 5% to 30% with the selling FCM on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under Natural Gas Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in over-the-counter Natural Gas Interests will generally impose similar collateral requirements on USNG. USCF will invest the assets that remain after margin and collateral are posted in Treasuries, cash and/or cash equivalents subject to these margin and collateral requirements. USCF has sole authority to determine the percentage of assets that are:

•	held on deposit with the FCM or other custodian,

•	used for other investments, and

•	held in bank accounts to pay current obligations and as reserves.

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

A FCM, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to USNG to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held.

The assets of USNG posted as margin for Futures Contracts are held in segregated accounts pursuant to the CEA and CFTC regulations.

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

In general, the CFTC does not regulate the interbank and forward foreign currency markets with respect to transactions in contracts between certain sophisticated counterparties such as USNG or between certain regulated institutions and retail investors. Although U.S. banks are regulated in various ways by the Federal Reserve Board, the Comptroller of the Currency and other U.S. federal and state banking officials, banking authorities do not regulate the forward markets to the same extent that the swap markets will be regulated by the CFTC once the Dodd-Frank Act is fully implemented. At a minimum, over-the-counter currency forwards, options and swaps will be subject to heightened recordkeeping, reporting and business conduct standards.

On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other foreign exchange derivatives, such as foreign exchange options, currency swaps and non-deliverable forwards.

While the U.S. government does not currently impose any restrictions on the movements of currencies, it could choose to do so. The imposition or relaxation of exchange controls in various jurisdictions could significantly affect the market for that and other jurisdictions’ currencies. Trading in the interbank market also exposes USNG to a risk of default since the failure of a bank with which USNG had entered into a forward contract would likely result in a default and thus possibly substantial losses to USNG.

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

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that USNG is authorized to engage in that may ultimately impact the ability of USNG to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap” and “security-based swaps.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Determination on other types of swaps are expected in the future, and, when finalized, could require USNG to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.” On May 23, 2012, the CFTC published final regulations, which became effective as of July 23, 2012, to determine which entities will be regulated as “swap dealers” and “major swap participants” and thus have to comply with these capital and margin requirements (as well as a multitude of other requirements under the Dodd-Frank Act). Most of the requirements became effective on October 12, 2012 when additional final rules defining the terms “swap,” “security-based swap” and “mixed swap” became effective. However, on October 11, 2012 and October 12, 2012, the CFTC issued several no-action letters and interpretative guidance which delayed much of the implementation of these requirements from October 12, 2012 until December 31, 2012. Increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on USNG by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions.

On February 7, 2012, the CFTC published a rule requiring each FCM and DCO to segregate cleared swaps and related collateral posted by a customer of the FCM from the assets of the FCM or DCO, although such property can be commingled with the property of other cleared swaps customers of the FCM or DCO. This rule addresses losses incurred by a DCO in a so-called “double default” scenario in which a customer of a FCM defaults in its obligations to the FCM and the FCM, in turn, defaults in its obligations to the DCO. Under this scenario, the DCO can only access the collateral attributable to other customers of the DCO whose cleared swap positions are in a loss position following the primary customer’s default. This rule became effective on November 8, 2012. Some market participants have expressed concern that the requirements of this segregation rule may result in higher initial margins or higher fees. USNG does not anticipate any impact to its operations in order to meet the requirements of the new rule.

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the CEA and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as USNG) in the form of higher fees and expenses related to trading swaps.

On February 24, 2012, the CFTC amended certain disclosure obligations to require that the operator of a commodity pool that invests in swaps include standardized swap risk disclosures in the pool’s disclosure documents by December 31, 2012.

On December 5, 2012, the CFTC’s Division of Market Oversight issued a letter providing swap dealers with time-limited no-action relief from swap data reporting obligations with respect to equity swaps, foreign exchange swaps and other commodity swaps. For these asset classes, the letter provides swap dealers with reporting relief (i) with respect to real-time price reporting and regular swap reporting (under Part 43 and Part 45 of the CFTC’s regulations, respectively), until February 28, 2013, and (ii) historical swap reporting requirements (under Part 46 of the CFTC’s regulations) until March 30, 2013.

On December 21, 2012, the CFTC’s Division of Market Oversight issued two letters providing certain swap dealers with time-limited no-action relief from some swap data reporting obligations. One letter provides relief from reporting requirements for branches of swap dealers located in emerging markets who encounter technical difficulties in complying with the reporting rules. The letter also provides that swap dealers may delay reporting compliance for certain complex and exotic swaps until April 30, 2012.

Under a second letter, all swap dealers have until April 10, 2013 to report certain information about their counterparties, including: status as a major swap participant, a financial entity, a U.S. person or a commercial end-user.

On December 18, 2012, the CFTC deferred the compliance date for many of the Dodd-Frank Act’s external business conduct standards from December 31, 2012 to May 1, 2013, and for some requirements to July 1, 2013, providing swap dealers an additional four to six months from the original compliance date.

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

The CEA requires all FCMs, such as USNG’s clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

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

On November 14, 2012, the CFTC proposed new regulations that would require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The proposed rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner. The final regulations have not yet been adopted.

USNG’s investors are afforded prescribed rights for reparations under the CEA against USCF (as a registered commodity pool operator), as well as its respective employees who are required to be registered under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or a FCM, introducing broker, commodity trading advisor, CPO and their respective associated persons.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law, as exemplified by the various discussions of the Dodd-Frank Act. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies.

Futures Contracts and Position Limits

The CFTC is prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts traded on non-U.S. exchanges to be offered and sold in the United States.

In October 2011, the CFTC finalized the Position Limit Rules, which were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the CEA (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28, 2012, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect USNG, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives. As a result, USNG may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect USNG, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of USNG to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USNG.

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

Regulators have not yet finalized the Dodd-Frank Act rules regarding initial margin levels for over-the-counter derivatives. It is possible that such levels may be higher than those for futures contracts. Also, initial margin requirements for non-cleared swaps that will be subject to higher margin requirements than cleared swaps. And, under pending rule proposals, USNG may be required to post, but not be entitled to receive, initial and variation margin in respect of non-cleared swaps. Until such time as the regulators finalize these margin rules, trading in the over-the-counter markets where no clearing facility is provided generally will not require margin per se. Rather, it will involve the extension of credit between counterparties that is secured by transfers of credit support and/or independent amounts. Credit support is transferred between counterparties in respect of the open over-the-counter derivatives entered into between them, while independent amounts are fixed amounts posted by one or both counterparties at the execution of a particular over-the-counter transaction.

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

Intellectual Property

USCF owns trademark registrations for UNITED STATES NATURAL GAS FUND (U.S. Reg. No. 3407494) for “fund investment services in the field of natural gas futures contracts, cash-settled options on natural gas futures contracts, forward contracts for natural gas, over-the-counter transactions based on the price of natural gas, and indices based on the foregoing,” in use since April 18, 2007, UNG UNITED STATES NATURAL GAS FUND, LP (and Flame Design) (U.S. Reg. No. 3683574) for “fund investment services in the field of natural gas futures contracts, cash-settled options on natural gas futures contracts, forward contracts for natural gas, over-the-counter transactions based on the price of natural gas, and indices based on the foregoing,” in use since April 18, 2007 and UNG UNITED STATES NATURAL GAS FUND, LP (and Flame Design), S.N. 85592277 in use since September 4, 2012. USNG relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USNG continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange-traded fund (ETF) that tracks the price of one or more commodities.

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

•

USNG may not be able to buy the exact number of Futures Contracts and Other Natural Gas-Related Investments to have a perfect correlation with the Benchmark Futures Contract if the purchase price of Futures Contracts required to be fully invested in such contracts is higher than the proceeds received for the sale of a Creation Basket on the day the basket was sold. In such case, USNG could not invest the entire proceeds from the purchase of the Creation Basket in such Futures Contracts (for example, assume USNG receives $4,000,000 for the sale of a Creation Basket and assume that the price of a Futures Contract for natural gas is $59,950, then USNG could only invest in 66 Futures Contracts with an aggregate value of $3,956,700), USNG would be required to invest a percentage of the proceeds in cash, Treasuries or other liquid securities to be deposited as margin with the FCM through which the contracts were purchased. The remainder of the purchase price for the Creation Basket would remain invested in Treasuries, cash and/or cash equivalents or other liquid securities as determined by USCF from time to time based on factors such as potential calls for margin or anticipated redemptions. If the trading market for Futures Contracts is suspended or closed, USNG may not be able to purchase these investments at the last reported price.

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

In managing and directing the day-to-day activities and affairs of USNG, USCF relies heavily on Messrs. Howard Mah and John Hyland. If Messrs. Mah or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of USNG. Furthermore, Messrs. Mah and Hyland are currently involved in the management of the Related Public Funds. USCF has also filed registration statements to register units of USSF, UNGD, USGO and UAC, each a series of the United States Commodity Funds Trust I, and HARD, a series of the United States Currency Funds Trust. Mr. Mah is also employed by Ameristock Corporation, a registered investment adviser that until January 11, 2013 managed a public mutual fund. On January 11, 2013, Ameristock Mutual Fund, Inc. was reorganized with and into the Drexel Hamilton Centre American Equity Fund, a series of the Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds and its advisor, Drexel Hamilton Investment Partners, are not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. After the consummation of the reorganization and liquidation, the Ameristock Corporation maintained its non-advisory assets. It is estimated that Mr. Mah will spend approximately 98% of his time on USNG and Related Public Fund matters. Mr. Hyland will spend approximately 100% of his time on USNG and Related Public Fund matters. To the extent that USCF establishes additional funds, even greater demands will be placed on Messrs. Mah and Hyland, as well as the other officers of USCF and its Board.

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

Designated contract markets, such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USNG is not) may hold, own or control. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

In late 2011, the CFTC adopted the Position Limit Rules, which were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the CEA (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28, 2012 decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect USNG, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy) while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, USNG may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect USNG, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of USNG to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USNG.

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

USCF serves as the general partner to each of USNG, USOF, US12OF, UGA, USDHO, USSO, US12NG and USBO and the sponsor for USCI, CPER, USAG and USMI, and will serve as the sponsor for USSF, UNGD, USGO, UAC and HARD, if such funds offer their securities to the public or begin operations. USCF may have a conflict to the extent that its trading decisions for USNG may be influenced by the effect they would have on the other funds it manages. These trading decisions may be influenced since USCF also serves as the general partner or sponsor for all of the funds and is required to meet all of the funds’ investment objectives as well as USNG’s. If USCF believes that a trading decision it made on behalf of USNG might (i) impede its other funds from reaching their investment objectives, or (ii) improve the likelihood of meeting its other funds’ objectives, then USCF may choose to change its trading decision for USNG, which could either impede or improve the opportunity for USNG to meet its investment objective. In addition, USCF is required to indemnify the officers and directors of its other funds if the need for indemnification arises. This potential indemnification will cause USCF’s assets to decrease. If USCF’s other sources of income are not sufficient to compensate for the indemnification, then USCF may terminate and investors could lose their investment.

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

USNG pays brokerage charges of approximately 0.33% of average total net assets, based on FCM fees of $3.50 per buy or sell, management fees of 0.60% of NAV on the first $1,000,000,000 of its average net assets and 0.50% of NAV after the first $1,000,000,000 of its average net assets, and over-the-counter spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by USCF on USNG’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that cannot be quantified.

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

The financial markets are currently in a slow period of recovery and the financial markets are still relatively fragile.

Since 2008, the financial markets have experienced very difficult conditions and volatility as well as significant adverse trends. The conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. In addition, the Administration and Congress have periodically been reaching impasses in passing a fiscal budget which could create long-term concerns regarding the credit of the United States and interest earned, as well as the United States Government’s ability to pay its obligations to holders of Treasuries. If low interest rates on Treasuries continue or if USNG is not able to redeem its investments in Treasuries prior to maturity and the U.S. Government cannot pay its obligations, USNG would be negatively impacted. In addition, USNG might also be negatively impacted by its use of money market mutual funds to the extent those funds might themselves be using Treasuries. Although the financial markets saw signs of recovery beginning in late 2010 and 2011, economic growth in 2012 was slow and the financial markets are still fragile. A poor financial recovery could adversely affect the financial condition and results of operations of USNG’s service providers and Authorized Purchasers which would impact the ability of USCF to achieve USNG’s investment objective.

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

Over-the-Counter Contract Risk

Currently, over-the-counter transactions are subject to changing regulation.

A portion of USNG’s assets may be used to trade over-the-counter contracts, such as forward contracts or swap or spot contracts. Currently, over-the-counter contracts are typically contracts traded on a principal-to-principal, non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulated by the CFTC. The markets for over-the-counter contracts have relied upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. To date, the forward markets have been largely unregulated, forward contracts have been executed bi-laterally and, in general, forward contracts have not been cleared or guaranteed by a third party. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other foreign derivatives, such as foreign exchange options, certain currency swaps and non-deliverable forwards. While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over-the-counter market, the current regulation of the over-the-counter contracts could expose USNG in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Determination on other types of swaps are expected in the future, and, when finalized, could require USNG to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. See “Item 1. Business – Regulation” for a discussion of how the over-the-counter market will be subject to much more extensive CFTC oversight and regulation after the implementation of the Dodd-Frank Act.

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

The Dodd-Frank Act requires the CFTC and SEC to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared swaps). In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian. At this time, the CFTC has proposed a rule addressing this statutory right of certain market participants but has not yet implemented any final rules. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin).

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

The price of any non-U.S. commodity interest and, therefore, the potential profit and loss on such investment, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to USNG even if the contract traded is profitable.

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

In addition to federal income taxes, unitholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which USNG does business or owns property or where the unitholders reside. Although an analysis of those various taxes is not presented here, each prospective unitholder should consider their potential impact on its investment in USNG. It is each unitholder’s responsibility to file the appropriate U.S. federal, state, local and foreign tax returns.

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

	High		Low
Fiscal year 2012
First quarter	$26.88		$15.92
Second quarter	$19.43		$14.25
Third quarter	$22.04		$17.69
Fourth quarter	$23.35		$18.87

Fiscal year 2011
First quarter	$47.20	**	$40.40	*
Second quarter	$49.28	**	$42.28	**
Third quarter	$45.76	**	$36.04	**
Fourth quarter	$36.12	**	$25.84	**

* Adjusted to give effect to the reverse unit split of 2-for-1 executed on March 8, 2011 and the reverse unit split of 4-for-1 executed on February 21, 2012.

** Adjusted to give effect to the reverse unit split of 4-for-1 executed on February 21, 2012.

As of December 31, 2012, USNG had approximately 139,657 holders of units.

Dividends

USNG has not made and does not currently intend to make cash distributions to its unitholders.

Issuer Purchases of Equity Securities

USNG does not purchase units directly from its unitholders; however, in connection with its redemption of baskets held by Authorized Purchasers, USNG redeemed 1,343 baskets (comprising 113,157,981 units) during the year ended December 31, 2012.

Item 6.    Selected Financial Data.

Financial Highlights (for the years ended December 31, 2012, 2011, 2010, 2009 and 2008)

(Dollar amounts in 000’s except for per unit information)

	Year ended December 31, 2012	Year ended December 31, 2011		Year ended December 31, 2010		Year ended December 31, 2009		Year ended December 31, 2008

Total assets	$1,246,283	$1,083,535		$2,766,732		$4,549,304		$706,337
Net realized and unrealized loss on futures transactions, inclusive of commissions	$(212,777)	$(502,939)		$(662,503)		$(1,489,203)		$(498,471)
Net realized and unrealized loss on swap contracts	$(66,191)	$(315,992)		$(839,052)		$(78,423)		$–
Net loss	$(286,166)	$(831,191)		$(1,519,570)		$(1,584,776)		$(492,205)
Weighted-average limited partnership units	53,045,948	44,028,303	*	51,142,945	**	28,745,411	**	2,412,978	**
Net loss per unit	$(7.01)	$(22.12	)*	$(32.52	)**	$(105.64	)**	$(103.28	)**
Net loss per weighted average unit	$(5.39)	$(18.88	)*	$(29.72	)**	$(55.12	)**	$(204.00	)**
Cash and cash equivalents at end of year	$1,100,511	$938,679		$2,320,746		$3,896,493		$419,930

* Adjusted to give effect to the reverse unit split of 4-for-1 executed on February 21, 2012.

** Adjusted to give effect to the reverse unit split of 2-for-1 executed on March 8, 2011 and the reverse unit split of 4-for-1 executed on February 21, 2012.

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

USNG seeks to achieve its investment objective by investing in a combination of natural gas Futures Contracts and Other Natural Gas-Related Investments such that daily changes in its per unit NAV, measured in percentage terms, will closely track the daily changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USCF believes the daily changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of natural gas.

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

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law, as exemplified by the various discussions of the Dodd-Frank Act. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact USNG are discussed in “Item 1. Business” and “Item 1A. Risk Factors” in this annual report on Form 10-K.

Price Movements

Natural gas futures prices were volatile during the year ended December 31, 2012. The price of the Benchmark Futures Contract started the year at $2.989 per million British thermal units (“MMBtu”). The low of the period was on April 12, 2012, when the price dropped to $1.983 per MMBtu. The high of the period was on November 23, 2012, when the price reached $4.034 per MMBtu. The period ended with the Benchmark Futures Contract at $3.351 per MMBtu, an increase of approximately 12.11% over the year. USNG’s per unit NAV initially rose during the year ended December 31, 2012, taking into account the reverse split, from a starting level of $25.88* to a high on January 4, 2012 of $26.82*. USNG’s per unit NAV reached its low for the year on April 19, 2012 at $14.29. The per unit NAV on December 31, 2012 was $18.87, a decrease of approximately 27.09% over the year. The Benchmark Futures Contract prices listed above began with the February 2012 contracts and ended with the February 2013 contracts. The increase of approximately 12.11% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in natural gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing natural gas Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USNG seeks to track, which are more fully described below, in the section titled “Tracking USNG’s Benchmark.”

During the year ended December 31, 2012, the natural gas futures market was primarily in a state of contango, meaning that the price of the near month natural gas Futures Contract was lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. A contango market is one in which the price of the near month natural gas Futures Contract is less than the price of the next month natural gas Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 units, USNG has registered four subsequent offerings of its units: 50,000,000 units which were registered with the SEC on November 21, 2007, 100,000,000 units which were registered with the SEC on August 28, 2008, 300,000,000 units which were registered with the SEC on May 6, 2009 and 1,000,000,000 units which were registered with the SEC on August 12, 2009. Units offered by USNG in the subsequent offerings were sold by it for cash at the units’ per unit NAV as described in the applicable prospectus. On March 8, 2011, after the close of trading on the NYSE Arca, USNG effected a 2-for-1 reverse unit split and post-split units of USNG began trading on March 9, 2011. As a result of the reverse unit split, every two pre-split units of USNG were automatically exchanged for one post-split unit. Immediately prior to the reverse unit split, there were 447,200,000 units of USNG issued and outstanding, representing a per unit NAV of $5.16. Immediately after the reverse unit split, the number of issued and outstanding units of USNG decreased to 223,600,000, not accounting for fractional units, and the per unit NAV increased to $10.31. On February 21, 2012, after the close of trading on the NYSE Arca, USNG effected a 4-for-1 reverse unit split and post-split units of USNG began trading on February 22, 2012. As a result of the reverse unit split, every four pre-split units of USNG were automatically exchanged for one post-split unit. Immediately prior to the reverse unit split, there were 174,297,828 units of USNG issued and outstanding, representing a per unit NAV of $5.51. Immediately after the reverse unit split, the number of issued and outstanding units of USNG decreased to 43,574,457, not accounting for fractional units, and the per unit NAV increased to $22.04. As of December 31, 2012, USNG had issued 1,229,400,000 units, 62,866,476 of which were outstanding. As of December 31, 2012, there were 250,600,000 units registered but not yet issued.

More units may have been issued by USNG than are outstanding due to the redemption of units. Unlike funds that are registered under the 1940 Act, units that have been redeemed by USNG cannot be resold by USNG. As a result, USNG contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2012, USNG had the following authorized purchasers: ABN Amro, Banc of America Securities LLC, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Fimat USA LLC, Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC, Virtu Financial Capital Markets and Virtu Financial DB LLC.

For the Year Ended December 31, 2012 Compared to the Years Ended December 31, 2011 and 2010

As of December 31, 2012, the total unrealized loss on natural gas Futures Contracts, cleared swap contracts and over-the-counter swap contracts owned or held on that day was $18,067,782 and USNG established cash deposits and investments in Treasuries and money market funds that were equal to $1,245,314,221. USNG held 88.37% of its cash assets in overnight deposits and investments in Treasuries and money market funds at the Custodian, while 11.63% of the cash balance was held as investments in Treasuries and as margin deposits for the Futures Contracts purchased. The ending per unit NAV on December 31, 2012 was $18.87.

By comparison, as of December 31, 2011, the total unrealized loss on natural gas Futures Contracts, cleared swap contracts and over-the-counter swap contracts owned or held on that day was $61,797,997 and USNG established cash deposits and investments in Treasuries and money market funds that were equal to $1,145,306,865. USNG held 81.96% of its cash assets in overnight deposits and investments in Treasuries and money market funds at the Custodian, while 18.04% of the cash balance was held as investments in Treasuries and as margin deposits for the Futures Contracts purchased. The increase in cash assets in overnight deposits and investments in Treasuries and money market funds for December 31, 2012 as compared to December 31, 2011, was the result of USNG’s larger size during the year ended December 31, 2012 as measured by total net assets. The ending per unit NAV on December 31, 2011 was $25.88*. The decrease in the per unit NAV for December 31, 2012, as compared to December 31, 2011, was primarily due to the impact of contango and the related decline in the value of the Futures Contracts, cleared swap contracts and over-the-counter swap contracts that USNG had invested in between the year ended December 31, 2011 and the year ended December 31, 2012.

* Adjusted to give effect to the reverse unit split of 4-for-1 executed on February 21, 2012.

By comparison, as of December 31, 2010, the total unrealized gain on natural gas Futures Contracts, cleared swap contracts and over-the-counter swap contracts owned or held on that day was $114,605,506 and USNG established cash deposits and investments in Treasuries and money market funds that were equal to $2,635,369,994. USNG held 88.06% of its cash assets in overnight deposits and investments Treasuries and money market funds at the Custodian, while 11.94% of the cash balance was held as margin deposits for the Futures Contracts purchased. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for December 31, 2011 as compared to December 31, 2010, was the result of USNG’s smaller size during the year ended December 31, 2011 as measured by total net assets. The ending per unit NAV on December 31, 2010 was $48.00**. The decrease in the per unit NAV for December 31, 2011, as compared to December 31, 2010, was primarily a result of sharply lower prices for natural gas and the related decline in the value of the Futures Contracts, cleared swap contracts and over-the-counter swap contracts that USNG had invested in between the year ended December 31, 2010 and the year ended December 31, 2011.

** Adjusted to give effect to the reverse unit split of 2-for-1 executed on March 8, 2011 and the reverse unit split of 4-for-1 executed on February 21, 2012.

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

During the year ended December 31, 2012, the average daily total net assets of USNG were $1,040,686,592. The management fee incurred by USNG during the year ended December 31, 2012 amounted to $6,154,688, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged 0.59% over the course of the year ended December 31, 2012. By comparison, during the year ended December 31, 2011, the average daily total net assets of USNG were $1,814,982,597. The management fee paid by USNG during the year ended December 31, 2011 amounted to $10,074,913, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged 0.55% over the course of the year ended December 31, 2011. By comparison, during the year ended December 31, 2010, the average daily total net assets of USNG were $3,013,443,744. The management fee paid by USNG during the year ended December 31, 2010 amounted to $16,067,219, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged 0.53% over the course of the year ended December 31, 2010. USNG’s management fees as a percentage of average daily total net assets were higher for the year ended December 31, 2012 as compared to the years ended December 31, 2011 and 2010 due to the fact that the proportion of total net assets that exceeded $1 billion that were charged at the lower 0.50% rate was smaller during the year ended December 31, 2012.

In addition to the management fee, USNG pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the year ended December 31, 2012 was $5,128,465, as compared to $7,480,112 for the year ended December 31, 2011 and $9,773,026 for the year ended December 31, 2010. The decrease in total expenses excluding management fees for the year ended December 31, 2012 as compared to the year ended December 31, 2011, was primarily due to reduced trading activity and reduced variable costs resulting from USNG’s lower average daily total net assets during the year ended December 31, 2012. The decrease in total expenses excluding management fees for the year ended December 31, 2011 as compared to the year ended December 31, 2010, was primarily due to reduced activity in USNG, resulting in reduced costs associated with the registration and offering of additional units and decreased brokerage fees, legal expenses and tax reporting costs. For the year ended December 31, 2012, USNG incurred $(19,388) in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the years ended December 31, 2011 and 2010, USNG incurred $113,150 and $93,970, respectively, in ongoing registration fees and other expenses relating to the registration and offering of additional units. The decrease in registration fees and expenses incurred by USNG for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was due to the fact that these expenses were completely amortized by December 31, 2011. The positive impact (negative expense) during the year ended December 31, 2012 was a result of an over accrual of a portion of the registration fees and expenses for the year ended December 31, 2011 that was subsequently adjusted during the year ended December 31, 2012. The increase in registration fees and expenses incurred by USNG for the year ended December 31, 2011 as compared to the year ended December 31, 2010, was primarily due to a slightly higher estimate for creation activity in the units of USNG.

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance of USNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USNG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2012 amounted to a total of $540,586 for USNG and the Related Public Funds. USNG’s portion of such fees and expenses for the year ended December 31, 2012 was $172,838. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for USNG and the Related Public Funds. USNG’s portion of such fees and expenses for the year ended December 31, 2011 was $290,377. The decrease in directors’ fees and expenses for the year ended December 31, 2012, as compared to the year ended December 31, 2011 was primarily due to the non-incurrence of the independent directors’ deferred compensation expense for the year ended December 31, 2012, which was amortized during the years ended December 31, 2011 and 2010. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for USNG and the Related Public Funds, except USCI, CPER, USAG and USMI. USNG’s portion of such fees and expenses for the year ended December 31, 2010 was $629,670. The decrease in directors’ fees and expenses for the year ended December 31, 2011, as compared to the year ended December 31, 2010, was primarily due to the non-incurrence of the independent directors’ deferred compensation expense for the year ended December 31, 2011, the majority of which was amortized in the year ended December 31, 2010. Effective as of April 1, 2010, USNG became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF, USNG and the Related Public Funds, except for USCI, USAG, CPER and USMI.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the year ended December 31, 2012, total commissions accrued to brokers amounted to $3,499,652. Of this amount, approximately $2,954,424 was a result of rebalancing costs and approximately $545,228 was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2011, total commissions accrued to brokers amounted to $4,718,066. Of this amount, approximately $4,442,086 was a result of rebalancing costs and approximately $275,980 was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2010, total commissions accrued to brokers amounted to $6,257,135. Of this amount, approximately $5,931,931 was a result of rebalancing costs and $325,204 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the year ended December 31, 2012 as compared to the year ended December 31, 2011, was primarily a function of decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded during the year ended December 31, 2012. The decrease in the total commissions accrued to brokers for the year ended December 31, 2011 as compared to the year ended December 31, 2010, was primarily a function of decreased brokerage fees due to a fewer number of Natural Gas Interests being held and traded. As an annualized percentage of average daily total net assets, the figure for the year ended December 31, 2012 represents approximately 0.33% of average daily total net assets. By comparison, the figure for the year ended December 31, 2011 represented approximately 0.26% of average daily total net assets and the figure for the year ended December 31, 2010 represented approximately 0.21% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USNG incurred $819,038 in transaction costs for the year ended December 31, 2012 as compared to $3,585,894 in transaction costs for the year ended December 31, 2011 and $6,881,907 in transaction costs for the year ended December 31, 2010. USNG’s transaction costs were lower during the year ended December 31, 2012 as compared to the years ended December 31, 2011 and 2010, due to reduced investment in Other Natural Gas-Related Investments, including over-the-counter swap transactions, during the year ended December 31, 2012. However, these costs remain somewhat higher as compared to those for other exchange-traded Natural Gas Interests.

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG. These costs are estimated to be $1,900,000 for the year ended December 31, 2012.

Dividend and Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin and in Treasuries, as well as unrestricted cash and cash equivalents held with USNG’s Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the year ended December 31, 2012, USNG earned $369,153 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USNG purchased Treasuries during the year ended December 31, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the years ended December 31, 2011 and 2010, USNG earned $431,129 and $1,364,576, respectively, in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.02% and 0.05%, respectively. USNG purchased Treasuries during the years ended December 31, 2011 and 2010 and also held cash and/or cash equivalents during these time periods. Interest rates on short-term investments held by USNG, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2012 compared to the year ended December 31, 2011 and lower compared to the year ended December 31, 2010. As a result, the amount of income earned by USNG as a percentage of average daily total net assets was higher during the year ended December 31, 2012 as compared to the year ended December 31, 2011 and lower as compared to the year ended December 31, 2010.

For the Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011 and 2010

Portfolio Expenses. During the three months ended December 31, 2012, the average daily total net assets of USNG were $1,206,363,667. The management fee incurred by USNG during the period amounted to $1,767,561, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged 0.58% over the course of the three months ended December 31, 2012.

By comparison, during the three months ended December 31, 2011, the average daily total net assets of USNG were $1,281,021,694. The management fee paid by USNG during the period amounted to $1,866,493, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% of total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged 0.58% over the course of the three months ended December 31, 2011.

By comparison, during the three months ended December 31, 2010, the average daily total net assets of USNG were $2,592,712,195. The management fee paid by USNG for the three months ended December 31, 2010 amounted to $3,519,583, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% of total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged 0.54% over the course of the three months ended December 31, 2010. USNG’s management fees as a percentage of average daily total net assets were higher for the three months ended December 31, 2012 and 2011 compared to the three months ended December 31, 2010, due to the fact that the proportion of total net assets that exceeded $1 billion that were charged at the lower 0.50% rate was smaller during the three months ended December 31, 2012 and 2011.

In addition to the management fee, USNG pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended December 31, 2012 was $1,216,366, as compared to $1,786,701 for the three months ended December 31, 2011 and $2,118,484 for the three months ended December 31, 2010. The decrease in total expenses excluding management fees for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, was primarily due to reduced trading activity and reduce variable costs resulting from USNG’s lower average daily total net assets during the three months ended December 31, 2012. The decrease in total expenses excluding management fees for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010, was primarily due to the relative size of USNG and activity that resulted from its decreased size, including decreased brokerage fees, decreased transaction costs for over-the-counter swaps, decreased licensing fees and decreased tax reporting costs due to the fewer number of unitholders during the three months ended December 31, 2011. For the three months ended December 31, 2012, USNG incurred $0 in ongoing registration fees and other expenses relating to the registration and offering of additional units. By comparison, for the three months ended December 31, 2011 and 2010, USNG incurred $28,520 and $25,760, respectively, in ongoing registration fees and other expenses relating to the registration and offering of additional units. The decrease in registration fees and expenses incurred by USNG for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011, was due to the fact that these expenses were completely amortized by December 31, 2011. The increase in registration fees and expenses incurred by USNG for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010, was primarily due to a slightly higher estimate for creation activity in the units of USNG.

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance of USNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USNG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2012 amounted to a total of $540,586 for USNG and the Related Public Funds. USNG’s portion of such fees and expenses for the year ended December 31, 2012 was $172,838.

USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the three months ended December 31, 2012, total commissions accrued to brokers amounted to $700,112. Of this amount, approximately $608,829 was a result of rebalancing costs and approximately $91,283 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended December 31, 2011, total commissions accrued to brokers amounted to $1,133,160. Of this amount, approximately $1,081,600 was a result of rebalancing costs and approximately $51,560 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended December 31, 2010, total commissions accrued to brokers amounted to $1,553,047. Of this amount, approximately $102,316 was a result of rebalancing costs and approximately $1,450,731 was the result of trades necessitated by creation and redemption activity. The decrease in total commissions accrued to brokers for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, was primarily a function of decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded during the three months ended December 31, 2012. The decrease in total commissions accrued to brokers for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010, was primarily a function of decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded as a result of USNG’s decreased size during the three months ended December 31, 2011. As an annualized percentage of average daily total net assets, the figure for the three months ended December 31, 2012 represents approximately 0.23% of average daily total net assets. By comparison, the figure for the three months ended December 31, 2011 represented approximately 0.35% of average daily total net assets and the figure for the three months ended December 31, 2010 represented approximately 0.24% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USNG incurred $167,836 in transaction costs for the three months ended December 31, 2012 as compared to $425,747 in transaction costs for the three months ended December 31, 2011 and $1,356,390 in transaction costs for the three months ended December 31, 2010. USNG’s transaction costs were lower during the three months ended December 31, 2012 compared to the three months ended December 31, 2011 and December 31, 2010, due to reduced investment in Other Natural Gas-Related Investments, including over-the-counter swap transactions, during the three months ended December 31, 2012. However, these costs remain somewhat higher as compared to those for other exchange-traded Natural Gas Interests.

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG. These costs are estimated to be $1,900,000 for the year ended December 31, 2012.

Dividend and Interest Income. USNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin and in Treasuries, as well as unrestricted cash and cash equivalents held with USNG’s Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended December 31, 2012, USNG earned $136,454 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.04%. USNG purchased Treasuries during the three months ended December 31, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended December 31, 2011 and 2010, USNG earned $60,591 and $346,092, respectively, in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.02% and 0.05%, respectively. USNG purchased Treasuries during the three months ended December 31, 2011 and 2010 and also held cash and/or cash equivalents during these time periods. Interest rates on short-term investments held by USNG, including cash, cash equivalents and Treasuries, were higher during the three months ended December 31, 2012 compared to the three months ended December 31, 2011 and lower compared to the three months ended December 31, 2010. As a result, the amount of income earned by USNG as a percentage of average daily total net assets was higher during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 and lower as compared to the three months ended December 31, 2010.

Tracking USNG’s Benchmark. USCF seeks to manage USNG’s portfolio such that average daily changes in its per unit NAV, on a percentage basis, closely track the average daily changes in the price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USNG’s per unit NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per unit NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USNG’s portfolio management goals do not include trying to make the nominal price of USNG’s per unit NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for natural gas. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed natural gas Futures Contracts and Other Natural Gas-Related Investments.

For the 30 valuation days ended December 31, 2012, the simple average daily change in the Benchmark Futures Contract was (0.449)%, while the simple average daily change in the per unit NAV of USNG over the same time period was (0.454)%. The average daily difference was 0.005% (or 0.5 basis points, where 1 basis point equals   1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (1.114)%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USNG’s per unit NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended December 31, 2012. The second chart below shows the monthly total returns of USNG as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USNG units to the public on April 18, 2007 to December 31, 2012, the simple average daily change in the Benchmark Futures Contract was (0.166)%, while the simple average daily change in the per unit NAV of USNG over the same time period was (0.168)%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals of  1/100 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.382)%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2012, the actual total return of USNG as measured by changes in its per unit NAV was (27.09)%. This is based on an initial per unit NAV of $25.88* on December 31, 2011 and an ending per unit NAV as of December 31, 2012 of $18.87. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USNG would have had an estimated per unit NAV of $19.08 as of December 31, 2012, for a total return over the relevant time period of (26.28)%. The difference between the actual per unit NAV total return of USNG of (27.09)% and the expected total return based on the Benchmark Futures Contract of (26.28)% was an error over the time period of (0.81)%, which is to say that USNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USNG pays, offset in part by the income that USNG collects on its cash and cash equivalent holdings. During the year ended December 31, 2012, USNG earned dividend and interest income of $369,153, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the year ended December 31, 2012, USNG also collected $216,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USNG’s actual total return. During the year ended December 31, 2012, USNG incurred total expenses of $11,283,153. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(10,698,000), which is equivalent to a weighted average net income rate of approximately (1.03)% for the year ended December 31, 2012.

* Adjusted to give effect to the reverse unit split of 4-for-1 executed on February 21, 2012.

By comparison, for the year ended December 31, 2011, the actual total return of USNG as measured by changes in its per unit NAV was (46.08)%. This was based on an initial per unit NAV of $48.00* on December 31, 2010 and an ending per unit NAV as of December 31, 2011 of $25.88**. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USNG would have had an estimated per unit NAV of $26.20** as of December 31, 2011, for a total return over the relevant time period of (45.42)%. The difference between the actual per unit NAV total return of USNG of (46.08)% and the expected total return based on the Benchmark Futures Contract of (45.42)% was an error over the time period of (0.66)%, which is to say that USNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USNG paid, offset in part by the income that USNG collected on its cash and cash equivalent holdings. During the year ended December 31, 2011, USNG earned dividend and interest income of $431,129, which is equivalent to a weighted average income rate of approximately 0.02% for such period. In addition, during the year ended December 31, 2011, USNG also collected $146,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USNG’s actual total return. During the year ended December 31, 2011, USNG incurred total expenses of $17,555,025. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(16,977,896), which is equivalent to a weighted average net income rate of approximately (0.94)% for the year ended December 31, 2011.

* Adjusted to give effect to the reverse unit split of 2-for-1 executed on March 8, 2011 and the reverse unit split of 4-for-1 executed on February 21, 2012.

** Adjusted to give effect to the reverse unit split of 4-for-1 executed on February 21, 2012.

By comparison, for the year ended December 31, 2010, the actual total return of USNG as measured by changes in its per unit NAV was (40.42)%. This was based on an initial per unit NAV of $80.52* on December 31, 2009 and an ending per unit NAV as of December 31, 2010 of $48.00*. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USNG would have had an estimated per unit NAV of $48.52* as of December 31, 2010, for a total return over the relevant time period of (39.74)%. The difference between the actual per unit NAV total return of USNG of (40.42)% and the expected total return based on the Benchmark Futures Contract of (39.74)% was an error over the time period of (0.68)%, which is to say that USNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USNG paid, offset in part by the income that USNG collected on its cash and cash equivalent holdings. During the year ended December 31, 2010, USNG earned dividend and interest income of $1,364,576, which is equivalent to a weighted average income rate of approximately 0.05% for such period. In addition, during the year ended December 31, 2010, USNG also collected $204,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USNG’s actual total return. During the year ended December 31, 2010, USNG incurred total expenses of $25,840,245. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(24,271,669), which is equivalent to a weighted average net income rate of approximately (0.81)% for the year ended December 31, 2010.

* Adjusted to give effect to the reverse unit split of 2-for-1 executed on March 8, 2011 and the reverse unit split of 4-for-1 executed on February 21, 2012.

There are currently three factors that have impacted or are most likely to impact USNG’s ability to accurately track its Benchmark Futures Contract.

First, USNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USNG executes the trade. In that case, USNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the daily changes in the per unit NAV of USNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USNG’s attempt to track the Benchmark Futures Contract over time.

Second, USNG earns dividend and interest income on its cash, cash equivalents and Treasuries. USNG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the year ended December 31, 2012. Interest payments, and any other income, were retained within the portfolio and added to USNG’s NAV. When this income exceeds the level of USNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USNG will realize a net yield that will tend to cause daily changes in the per unit NAV of USNG to track slightly higher than daily changes in the Benchmark Futures Contract. During the year ended December 31, 2012, USNG earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of approximately 0.59% for management fees, approximately 0.33% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.16% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.05)% and affected USNG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USNG will continue to be higher than interest earned by USNG. As such, USCF anticipates that USNG will continue to underperform its benchmark until such time when interest earned at least equals or exceeds the fees and expenses paid by USNG.

Third, USNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per unit NAV of USNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2012, USNG held Other Natural Gas-Related Investments. These holdings included a financially settled natural gas futures contract traded on NYMEX whose settlement price tracks the settlement price of the Benchmark Futures Contract. USNG also held investments in cleared swaps traded on the ICE Futures whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized over-the-counter swaps designed to track the settlement price of the Benchmark Futures Contract. Due, in part, to the size of USNG and its obligations to comply with regulatory limits, USNG has invested in Other Natural Gas-Related Investments, such as over-the-counter swaps, which have increased transaction-related expenses and may result in increased tracking error. Over-the-counter swaps increase transaction-related expenses due to the fact that USNG must pay to the swap counterparty certain fees that USNG does not have to pay for transactions executed on an exchange. Finally, due to potential regulatory limitations, USNG may determine to hold greater amounts of cash and cash equivalents and lesser amounts of Natural Gas Interests, if it determines that will most appropriately satisfy USNG’s investment objective. Holding more cash and cash equivalents and less Natural Gas Interests for some period of time may result in increased tracking error. There are additional Other Natural Gas-Related Investments that USNG is permitted to invest in whose price movements may not track the settlement price of the Benchmark Futures Contract.

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

As an example, assume that the price of natural gas for immediate delivery (the “spot price”) was $7 per MMBtu, and the value of a position in the near month futures contract was also $7. Over time, the price of 10,000 MMBtu of natural gas will fluctuate based on a number of market factors, including demand for natural gas relative to its supply. The value of the near month contract will likewise fluctuate in reaction to a number of market factors. If investors seek to maintain their position in a near month contract and not take delivery of the natural gas, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month natural gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between December 31, 2003 and December 31, 2012. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12 month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12 month contracts whose delivery falls during the winter season.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of USNG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in USNG units during the year ended December 31, 2012 relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2011 and held to December 31, 2012 decreased, based upon the changes in the NAV for USNG units on those days, by approximately 27.09%, while the spot price of natural gas for immediate delivery during the same period increased by approximately 12.00% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, an investment made in USNG units on December 31, 2010 and held to December 31, 2011 decreased, based upon the changes in the NAV for USNG units on those days, by approximately 46.08%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 32.15% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the year ended December 31, 2012, natural gas prices in the United States were volatile and finished the period higher than the beginning of the year. Prices were impacted by several factors. The continued existence of a historic storage surplus weighed on prices during the first few months of the year, with prices reaching a low of $1.983 on April 12, 2012. However, reduced natural gas production and a reduction of the surplus contributed to an increase in natural gas prices since mid-April 2012. As of December 31, 2012, the amount of natural gas in storage had reached 3.517 billion cubic feet, which was approximately 8.3% and 1.3% above the five-year average and 2011 levels, respectively, but down from the peak surpluses that existed earlier in 2012.

By comparison, during the year ended December 31, 2011, natural gas prices in the United States were impacted by several factors. During the first quarter of 2011, the amount of natural gas in storage remained near the high of average levels as compared to 2010 levels. During the second and third quarter of 2011, the amount of natural gas in storage fell below 2010 levels to the approximate median of the maximum-minimum range of the previous five years. However, during the fourth quarter of 2011, the amount of natural gas in storage rose well above 2010 levels and the five-year average high storage level. As of December 31, 2011, the amount of natural gas in storage had reached 3.472 billion cubic feet, which was approximately 15% and 12% above the five-year average and 2010 levels, respectively. Although prices were volatile, they tended to trend along with the seasonal changes in natural gas storage levels during the first and second quarters but diverged from the seasonal trend during the third and fourth quarters. Warmer weather during most of the year contributed to the volatility in prices. In addition, increased natural gas production also contributed to a decline in natural gas prices during the year ended December 31, 2011, with prices reaching a low of $2.989 on December 31, 2011.

By comparison, during the year ended December 31, 2010, natural gas prices in the United States were impacted by several factors. At the beginning of 2010, the amount of natural gas in storage was at higher than average levels versus the previous five years and versus 2009 levels. During all of 2010, the seasonally adjusted inventory levels of stored natural gas remained above five-year averages and above 2009 levels. In addition, a combination of mild U.S. economic growth and increased natural gas production both contributed to a very significant decline in natural gas prices during most of 2010, with prices reaching a low of $3.292 near the end of October 2010 before finally ending the year with a price of $4.405.

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

For the ten year time period between 2003 and 2012, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated with the movements of unleaded gasoline, crude oil, large cap U.S. equities, U.S. government bonds or global equities. Movements in natural gas had a positive, yet moderate, correlation to movements in diesel-heating oil.

Correlation Matrix December 31, 2003-2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel-Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.275)	0.965	0.346	0.290	0.227	0.069
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.260)	(0.217)	(0.162)	(0.233)	0.055
Global Equities (FTSE World Index)			1.000	0.423	0.363	0.278	0.119
Crude Oil				1.000	0.831	0.734	0.366
Diesel-Heating Oil					1.000	0.721	0.485
Unleaded Gasoline						1.000	0.281
Natural Gas							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was negatively, although weakly, correlated with large-cap U.S. equities, global equities, crude oil, diesel-heating oil and unleaded gasoline. However, U.S. government bonds had a positive, yet weak, correlation over the shorter time period.

Correlation Matrix 12 Months ended December 31, 2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel-Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.652)	0.943	0.639	0.733	0.735	(0.210)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.652)	(0.350)	(0.411)	(0.361)	0.121
Global Equities (FTSE World Index)			1.000	0.698	0.763	0.567	(0.083)
Crude Oil				1.000	0.890	0.515	(0.212)
Diesel-Heating Oil					1.000	0.598	(0.203)
Unleaded Gasoline						1.000	(0.457)
Natural Gas							1.000

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

The correlations between natural gas, crude oil, diesel-heating oil and gasoline are relevant because USCF endeavors to invest USNG’s assets in natural gas Futures Contracts and Other Natural Gas-Related Investments so that daily changes in percentage terms in USNG’s per unit NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the natural gas Futures Contract, then their use could lead to greater tracking error. As noted above, USCF also believes that the daily changes in percentage terms in the price of the Benchmark Oil Futures Contract will closely correlate with daily changes in percentage terms in the spot price of natural gas.

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

USNG currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on investments in Treasuries, cash and/or cash equivalents. USNG has allocated substantially all of its net assets to trading in Natural Gas Interests. USNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of USNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in USNG’s account at the Custodian and in investments in Treasuries at the FCM. Income received from USNG’s investments in money market funds and Treasuries is paid to USNG. During the years ended December 31, 2012 and 2011, USNG’s expenses exceeded the income USNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the years ended December 31, 2012 and 2011, USNG was forced to use other assets to pay expenses, which could cause a drop in USNG’s NAV over time. To the extent expenses exceed income, USNG’s NAV will be negatively impacted.

USNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, USNG’s over-the-counter contracts have very limited liquidity since they are negotiated agreements that are not transferable by USNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. Such market conditions or contractual limits could prevent USNG from promptly liquidating its positions in Natural Gas Interests. During the year ended December 31, 2012, USNG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USNG cannot predict whether such an event may occur in the future.

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

During the year ended December 31, 2012, USNG entered into fully-collateralized over-the-counter transactions with two counterparties, JPMorgan Chase Bank, NA (“JPMorgan”) and Deutsche Bank AG (“Deutsche Bank”). Unlike most of the exchange-traded Futures Contracts, cleared swaps or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

As of December 31, 2012, USNG held cash deposits and investments in Treasuries and money market funds in the amount of $1,245,314,221 with the Custodian and FCM. Some or all of these amounts may be subject to loss should the Custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of December 31, 2012, USNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USNG. While USNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USNG’s financial position.

European Sovereign Debt

USNG had no direct exposure to European sovereign debt as of December 31, 2012 and has no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

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

Contractual Obligations

USNG’s primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated daily and paid monthly as a fixed percentage of USNG’s NAV, currently 0.60% for a NAV of $1 billion or less, and thereafter at a rate of 0.50% for a NAV above $1 billion.

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

In addition to USCF’s management fee, USNG pays its brokerage fees (including fees to a FCM), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USNG’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a FCM are on a contract-by-contract, or round turn, basis. USNG also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Financial Statements in Item 8 of this annual report on Form 10-K.

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

As of December 31, 2012, USNG’s portfolio consisted of 17,891 Natural Gas NG Futures Contracts traded on the NYMEX, 17,952 Natural Gas NN Financially Settled Futures Contracts traded on the NYMEX, 30,192 cleared swaps traded on the ICE Futures and total return swaps with an aggregate market value of $(3,470,939). For a list of USNG’s current holdings, please see USNG’s website at www.unitedstatesnaturalgasfund.com.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

At December 31, 2012, USNG maintained fully-collateralized over-the-counter swap transactions (“OTC Contracts”) with two counterparties, JPMorgan and Deutsche Bank. Unlike most exchange-traded Futures Contracts, cleared swaps or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

During the year ended December 31, 2012, USNG employed hedging methods such as those described above to the extent it invested in fully-collateralized over-the-counter swap transactions designed to track percentage changes in the price of the Benchmark Futures Contract. During the year ended December 31, 2012, USNG was exposed to counterparty risk on its fully-collateralized over-the-counter swap transactions with two counterparties, JPMorgan and Deutsche Bank.

The counterparty credit ratings for the exposure on over-the-counter swap transactions to which USNG was a party that would be owed to USNG due to a default or early termination by USNG’s counterparties as of December 31, 2012 and 2011 were:

	December 31, 2012
Moody’s Credit Rating	Number of Counterparties	Notional Amount	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa3	2	$186,936,060	$(3,456,562)	$1,700,020	$(5,156,582)

Total	2	$186,936,060	$(3,456,562)	$1,700,020	$(5,156,582)

	December 31, 2011
Moody’s Credit Rating	Number of Counterparties	Notional Amount	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa3	2	$261,626,092	$(12,774,598)	$990,210	$(13,764,808)

Total	2	$261,626,092	$(12,774,598)	$990,210	$(13,764,808)

*	The difference reflects minimum transfer amounts for collateral and potentially one day’s movement in the underlying total return, which would be collateralized the following business day.

The aggregate notional amount of USNG’s over-the-counter derivative transactions, all of which consisted of total return swaps, decreased to $186,936,060 at December 31, 2012, as compared to $261,626,092 at December 31, 2011. The aggregate notional amount of these derivative transactions, which is not included in the Schedule of Investments, is indicative of USNG’s activities in derivative transactions, but is not an indicator of the level of credit risk associated with these transactions. The aggregate notional amount of USNG’s over-the-counter swap transactions represented 15.00% of USNG’s total assets as of December 31, 2012.

USNG maintains, in conjunction with its counterparties, collateral in the form of both cash and investments in Treasuries, depending on the specific arrangements with each counterparty. USNG is required to post an independent amount based on a percentage of the initial notional amount of each position at the inception of each over-the-counter contract. In addition, between reset periods, USNG posts collateral for the benefit of its counterparties that approximately corresponds to any unrealized loss that would be realized by USNG if the over-the-counter contract were closed on any given valuation date. Likewise, USNG’s counterparties post collateral for USNG’s benefit that approximately corresponds to any unrealized gain that would be realized by USNG if the over-the-counter contract were to be closed on any given valuation date. At each reset date, USNG will make or receive settlement payments to or from its counterparties, and collateral posted by or for USNG will be returned to the appropriate party to offset the settlement payment made. Collateral is held by an independent third party and governed by tri-party agreements between USNG, the Custodian and each counterparty.

At December 31, 2012, USNG’s counterparties posted $1,700,020 in cash and $0 in securities as collateral with the Custodian, as compared to $990,210 in cash and $0 in securities at December 31, 2011. Under these over-the-counter swap agreements, USNG posted collateral with respect to its obligations of $15,511,111 in cash and $16,454,930 in securities, such as Treasuries, at December 31, 2012, as compared with $27,143,621 in cash and $26,431,111 in securities at December 31, 2011.

Item 8.    Financial Statements and Supplementary Data.

United States Natural Gas Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of USNG’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, USCF believes that, as of December 31, 2012, USNG’s internal control over financial reporting is effective.

Attestation Report of Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

Auditors’ Report on Internal Control over Financial Reporting

To the Partners of

United States Natural Gas Fund, LP

We have audited the internal control over financial reporting of United States Natural Gas Fund, LP (the “Fund”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2012, of the Fund and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

February 27, 2013

Report of Independent Registered Public Accounting Firm

To the Partners of

United States Natural Gas Fund, LP

We have audited the accompanying statements of financial condition of United States Natural Gas Fund, LP (the “Fund”) as of December 31, 2012 and 2011, including the schedule of investments as of December 31, 2012 and 2011, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2012, 2011 and 2010. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Natural Gas Fund, LP as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Fund’s internal control over financial reporting.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

February 27, 2013

United States Natural Gas Fund, LP

Statements of Financial Condition

At December 31, 2012 and 2011

	2012	2011
Assets
Cash and cash equivalents (Notes 2 and 5)	$1,100,510,722	$938,678,961
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	144,803,499	206,627,904
Unrealized loss on open commodity futures contracts and cleared swap contracts	(14,596,843)	(48,992,305)
Unrealized loss on open swap contracts	(3,470,939)	(12,805,692)
Receivable for units sold	19,007,766	–
Dividend receivable	16,356	8,866
Interest receivable	–	174
Other assets	11,953	17,216

Total assets	$1,246,282,514	$1,083,535,124

Liabilities and Partners’ Capital
Investment payable	$–	$772
Payable for units redeemed	57,644,550	8,523,736
Professional fees payable	1,602,883	2,064,537
General Partner management fees payable (Note 3)	585,420	599,523
Brokerage commissions payable	122,250	166,250
License fees payable	46,200	57,489
Directors’ fees payable	8,402	7,103
Interest payable	153	153
Other liabilities	–	19,388

Total liabilities	60,009,858	11,438,951

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	–	–
Limited Partners	1,186,272,656	1,072,096,173

Total Partners’ Capital	1,186,272,656	1,072,096,173

Total liabilities and partners’ capital	$1,246,282,514	$1,083,535,124

Limited Partners’ units outstanding	62,866,476	41,399,457 *

Net asset value per unit	$18.87	$25.88 *

Market value per unit	$18.90	$25.84 *

* On February 21, 2012, there was a 4-for-1 reverse unit split. Historical units outstanding, net asset value per unit and market value per unit have been adjusted to reflect the 4-for-1 reverse unit split on a retroactive basis.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Schedule of Investments

At December 31, 2012

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners’ Capital
Open Cleared Swap Contracts - Long
Foreign Contracts
ICE Natural Gas Cleared Swap ICE LOT February 2013 contracts, expiring January 2013	30,192	$ (3,698,520)	(0.31)

Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2013 contracts, expiring January 2013	17,891	(8,753,720)	(0.74)
NYMEX Natural Gas Futures NN February 2013 contracts, expiring January 2013	17,952	(2,144,603)	(0.18)

	35,843	(10,898,323)	(0.92)

Total Open Cleared Swap and Futures Contracts	66,035	$ (14,596,843)	(1.23)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.09%, 1/17/2013*	$ 100,000,000	$ 99,995,899	8.43
0.10%, 1/17/2013	130,000,000	129,994,668	10.96
0.05%, 5/02/2013	100,000,000	99,981,771	8.43

Total Treasury Obligations		329,972,338	27.82

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	101,608,278	101,608,278	8.56
Goldman Sachs Financial Square Funds - Government Fund - Class FS	150,508,087	150,508,087	12.69
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	200,495,952	200,495,952	16.90
Wells Fargo Advantage Government Money Market Fund - Class I	100,001,712	100,001,712	8.43

Total Money Market Funds		552,614,029	46.58

Total Cash Equivalents		$ 882,586,367	74.40

Open Over-the-Counter Total Return Swap Contracts

	Notional Amount**	Market Value	Unrealized Loss	Termination Dates
Swap agreement to receive return on the Custom Natural Gas Index (UNG) - Excess Return	$ 105,862,329	$ (2,294,037)	$ (2,294,037)	4/23/2013
Swap agreement to receive return on the NYMEX Henry Hub Natural Gas Futures Contract	81,073,731	(1,176,902)	(1,176,902)	8/31/2013

Total unrealized loss on open swap contracts			$ (3,470,939)

* Security or partial security segregated as collateral for open over-the-counter total return swap contracts.

** The aggregate notional amount of USNG’s over-the-counter swap transactions represented 15.00% of USNG’s total assets as of December 31, 2012.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Schedule of Investments

At December 31, 2011

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners’ Capital
Open Cleared Swap Contracts - Long
Foreign Contracts
ICE Natural Gas Cleared Swap ICE LOT February 2012 contracts, expiring January 2012	44,808	$ (20,361,043)	(1.90)

Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2012 contracts, expiring January 2012	11,855	(20,554,950)	(1.92)
NYMEX Natural Gas Futures NN February 2012 contracts, expiring January 2012	17,950	(8,076,312)	(0.75)

	29,805	(28,631,262)	(2.67)

Total Open Cleared Swap and Futures Contracts	74,613	$ (48,992,305)	(4.57)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.03%, 6/21/2012*	$ 250,020,000	$ 249,984,166	23.32

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	201,595,923	201,595,923	18.80
Goldman Sachs Financial Square Funds - Government Fund - Class SL	150,476,458	150,476,458	14.04
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	250,418,419	250,418,419	23.36

Total Money Market Funds		602,490,800	56.20

Total Cash Equivalents		$ 852,474,966	79.52

Open Over-the-Counter Total Return Swap Contracts

	Notional Amount**	Market Value	Unrealized Loss	Termination Dates
Swap agreement to receive return on the Custom Natural Gas Index (UNG) - Excess Return	$146,699,945	$(6,210,104)	$(6,210,104)	4/25/2012
Swap agreement to receive return on the NYMEX Henry Hub Natural Gas Futures Contract	114,926,147	(6,595,588)	(6,595,588)	8/31/2012

Total unrealized loss on open swap contracts			$(12,805,692)

* Security or partial security segregated as collateral for open over-the-counter total return swap contracts.

** The aggregate notional amount of USNG’s over-the-counter swap transactions represented 24.15% of USNG’s total assets as of December 31, 2011.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Statements of Operations

For the years ended December 31, 2012, 2011 and 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Income
Gain (loss) on trading of commodity contracts:
Realized loss on closed futures contracts	$(243,672,550)	$(361,823,498)	$(785,428,575)
Realized loss on closed swap contracts	(75,525,786)	(275,985,809)	(905,660,856)
Change in unrealized gain (loss) on open futures contracts	34,395,462	(136,397,585)	129,182,545
Change in unrealized gain (loss) on open swap contracts	9,334,753	(40,005,918)	66,608,914
Dividend income	131,491	192,988	907,351
Interest income	237,662	238,141	457,225
Other income	216,000	146,000	204,000

Total loss	(274,882,968)	(813,635,681)	(1,493,729,396)

Expenses
General Partner management fees (Note 3)	6,154,688	10,074,913	16,067,219
Brokerage commissions	3,499,652	4,718,066	6,257,135
Professional fees	1,318,461	1,927,195	2,074,119
License fees	156,103	430,375	717,332
Directors’ fees	107,604	145,465	553,511
Other expenses	46,645	259,011	170,929

Total expenses	11,283,153	17,555,025	25,840,245

Net loss	$(286,166,121)	$(831,190,706)	$(1,519,569,641)

Net loss per limited partnership unit	$(7.01)	$(22.12)*	$(32.52)**

Net loss per weighted average limited partnership unit	$(5.39)	$(18.88)*	$(29.72)**

Weighted average limited partnership units outstanding	53,045,948	44,028,303 *	51,142,945 **

* On February 21, 2012, there was a 4-for-1 reverse unit split. The Statements of Operations have been adjusted for the period shown to reflect the 4-for-1 reverse unit split on a retroactive basis.

** On February 21, 2012, there was a 4-for-1 reverse unit split. On March 8, 2011, there was a 2-for-1 reverse unit split. The Statements of Operations have been adjusted for the period shown to reflect the 4-for-1 and the 2-for-1 reverse unit splits on a retroactive basis.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Statements of Changes in Partners’ Capital

For the years ended December 31, 2012, 2011 and 2010

	General Partner	Limited Partners	Total

Balances, at December 31, 2009	$–	$4,525,107,163	$4,525,107,163
Addition of 38,412,500 partnership units**	–	1,983,872,580	1,983,872,580
Redemption of 39,025,000 partnership units**	–	(2,322,053,265)	(2,322,053,265)
Net loss	–	(1,519,569,641)	(1,519,569,641)

Balances, at December 31, 2010	–	2,667,356,837	2,667,356,837
Addition of 34,187,500 partnership units**	–	1,349,602,961	1,349,602,961
Redemption of 48,363,043 partnership units**	–	(2,113,672,919)	(2,113,672,919)
Net loss	–	(831,190,706)	(831,190,706)

Balances, at December 31, 2011	–	1,072,096,173	1,072,096,173
Addition of 134,625,000 partnership units*	–	2,558,402,142	2,558,402,142
Redemption of 113,157,981 partnership units*	–	(2,158,059,538)	(2,158,059,538)
Net loss	–	(286,166,121)	(286,166,121)

Balances, at December 31, 2012	$–	$1,186,272,656	$1,186,272,656

Net Asset Value Per Unit:
At December 31, 2009			$80.52	**

At December 31, 2010			$48.00	**

At December 31, 2011			$25.88	*

At December 31, 2012			$18.87

* On February 21, 2012, there was a 4-for-1 reverse unit split. The Statements of Changes in Partners’ Capital have been adjusted for the period shown to reflect the 4-for-1 reverse unit split on a retroactive basis.

** On February 21, 2012, there was a 4-for-1 reverse unit split. On March 8, 2011, there was a 2-for-1 reverse unit split. The Statements of Changes in Partners’ Capital have been adjusted for the periods shown to reflect the 4-for-1 and the 2-for-1 reverse unit splits on a retroactive basis.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Statements of Cash Flows

For the years ended December 31, 2012, 2011 and 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash Flows from Operating Activities:
Net loss	$(286,166,121)	$(831,190,706)	$(1,519,569,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in commodity futures trading account - cash and cash equivalents	61,824,405	107,996,312	419,069,448
Unrealized (gain) loss on futures contracts	(34,395,462)	136,397,585	(129,182,545)
Unrealized (gain) loss on swap contracts	(9,334,753)	40,005,918	(66,608,914)
(Increase) decrease in investment receivable	–	16,538,472	(16,538,472)
(Increase) decrease in dividend receivable	(7,490)	45,320	56,049
(Increase) decrease in interest receivable	174	(174)	–
Decrease in other assets	5,263	146,208	29,334
Increase (decrease) in investment payable	(772)	772	(19,112,096)
Decrease in professional fees payable	(461,654)	(268,442)	(277,002)
Decrease in General Partner management fees payable	(14,103)	(623,973)	(694,671)
Decrease in brokerage commissions payable	(44,000)	(70,000)	(20,000)
Decrease in license fees payable	(11,289)	(101,208)	(72,648)
Increase (decrease) in directors’ fees payable	1,299	(17,205)	(23,836)
Increase (decrease) in interest payable	–	153	(20,751)
Increase (decrease) in other liabilities	(19,388)	19,388	–

Net cash used in operating activities	(268,623,891)	(531,121,580)	(1,332,965,745)

Cash Flows from Financing Activities:
Addition of partnership units	2,539,394,376	1,349,602,961	1,983,872,580
Redemption of partnership units	(2,108,938,724)	(2,200,548,198)	(2,226,654,250)

Net cash provided by (used in) financing activities	430,455,652	(850,945,237)	(242,781,670)

Net Increase (Decrease) in Cash and Cash Equivalents	161,831,761	(1,382,066,817)	(1,575,747,415)

Cash and Cash Equivalents, beginning of year	938,678,961	2,320,745,778	3,896,493,193

Cash and Cash Equivalents, end of year	$1,100,510,722	$938,678,961	$2,320,745,778

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Notes to Financial Statements

For the years ended December 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“USNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. USNG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USNG’s units traded on the American Stock Exchange (the “AMEX”). USNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of December 31, 2010 (the “LP Agreement”). The investment objective of USNG is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the daily changes in the price of the futures contract on natural gas traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less USNG’s expenses. It is not the intent of USNG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of USNG to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USNG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). USNG accomplishes its objective through investments in futures contracts for natural gas, crude oil, diesel-heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of December 31, 2012, USNG held 17,891 NG Futures Contracts, 17,952 NN Financially Settled Futures Contracts traded on the NYMEX, 30,192 cleared swap contracts traded on the ICE Futures and over-the-counter swap transactions with two counterparties, JP Morgan Chase Bank, NA (“JPMorgan”) and Deutsche Bank AG (“Deutsche Bank”).

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

In April 2007, USNG initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, USNG listed its units on the AMEX under the ticker symbol “UNG”. On that day, USNG established its initial per unit NAV by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,001,000. USNG also commenced investment operations on April 18, 2007 by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of December 31, 2012, USNG had registered a total of 1,480,000,000 units.

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

On February 21, 2012, after the close of trading on the NYSE Arca, USNG effected a 4-for-1 reverse unit split and post-split units of USNG began trading on February 22, 2012. As a result of the reverse unit split, every four pre-split units of USNG were automatically exchanged for one post-split unit. Immediately prior to the reverse split, there were 174,297,828 units of USNG issued and outstanding, representing a per unit NAV of $5.51. Immediately after the reverse unit split, the number of issued and outstanding units of USNG decreased to 43,574,457, not accounting for fractional units, and the per unit NAV increased to $22.04. In connection with the reverse unit split, the CUSIP number of USNG’s units changed to 912318201. USNG’s ticker symbol, “UNG,” remains the same.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statements of operations. USNG earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the overnight Federal Funds Rate less 32 basis points. In addition, USNG earns income on funds held at the custodian or futures commission merchant at prevailing market rates earned on such investments.

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

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), USNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USNG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USNG is not subject to income tax return examinations by major taxing authorities for years before 2009. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USNG recording a tax liability that reduces net assets. However, USNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2012.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units at a price equal to the NAV of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

USNG receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in USNG’s statements of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at December 31, 2012.

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

On February 21, 2012, after the close of the NYSE Arca, USNG effected a 4-for-1 reverse unit split and post-split units of USNG began trading on February 22, 2012. The audited financial statements in this annual report on Form 10-K are presented in accordance with Accounting Standards Codification 260 for purposes of presenting the 4-for-1 reverse split on a historical basis for all periods reported.

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

Ongoing Registration Fees and Other Offering Expenses

USNG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2012, 2011 and 2010, USNG incurred $0, $113,150 and $93,970, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance for USNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USNG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2012 were $540,586 for USNG and the Related Public Funds. USNG’s portion of such fees and expenses for the year ended December 31, 2012 was $172,838. For the year ended December 31, 2011, these fees and expenses were $607,582 for USNG and the Related Public Funds. USNG’s portion of such fees and expenses for the year ended December 31, 2011 was $290,377. For the year ended December 31, 2010, these fees and expenses $1,107,140 for USNG and the Related Public Funds, other than USCI, CPER, USAG and USMI. USNG’s portion of such fees and expenses for the year ended December 31, 2010 was $629,670. Effective as of April 1, 2010, USNG also became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF, USNG and the Related Public Funds, except USCI, CPER, USAG and USMI.

Licensing Fees

As discussed in Note 4 below, USNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, USNG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, USNG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2012, 2011 and 2010, USNG incurred $156,103, $430,375 and $717,332, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG. These costs were approximately $1,900,000, $2,100,000 and $2,450,000 for the years ended December 31, 2012, 2011 and 2010.

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

USNG has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USNG in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through UBS Securities for USNG’s account. In accordance with the agreement, UBS Securities charges USNG commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when USNG issues units as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when USNG redeems units as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the year ended December 31, 2012, total commissions accrued to brokers amounted to $3,499,652. Of this amount, approximately $2,954,424 was a result of rebalancing costs and approximately $545,228 was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2011, total commissions accrued to brokers amounted to $4,718,066. Of this amount, approximately $4,442,086 was a result of rebalancing costs and approximately $275,980 was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2010, total commissions accrued to brokers amounted to $6,257,135. Of this amount, approximately $5,931,931 was a result of rebalancing costs and $325,204 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily a function of decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded during the year ended December 31, 2012. The decrease in the total commissions accrued to brokers for the year ended December 31, 2011 as compared to the year ended December 31, 2010, was primarily a function of decreased brokerage fees due to a fewer number of Natural Gas Interests being held and traded. As an annualized percentage of average daily total net assets, the figure for the year ended December 31, 2012 represents approximately 0.33% of average daily total net assets. By comparison, the figure for the year ended December 31, 2011 represented approximately 0.26% of average daily total net assets and the figure for the year ended December 31, 2010 represented approximately 0.21% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

USNG may enter into futures contracts, options on futures contracts, cleared swaps and over-the-counter swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are over-the-counter agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe., but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange over-the-counter swap transaction agree to extinguish their OTC contract and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of the futures contracts held by USNG were exchange-traded futures contracts, cleared swaps or fully-collateralized over-the-counter swaps through December 31, 2012. The liquidity and credit risks associated with exchange-traded contracts and cleared swaps are generally perceived to be less than those associated with over-the-counter swap transactions since, in over-the-counter swap transactions, a party must rely solely on the credit of its respective individual counterparties. As of December 31, 2012, USNG maintained over-the-counter swap transactions with two counterparties, JPMorgan and Deutsche Bank. Over-the counter swap transactions subject USNG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. However, as compared to its over-the-counter swap transactions, it may more easily realize value by reselling its futures contracts. In addition, USNG bears the risk of financial failure by the clearing broker.

At December 31, 2012, USNG’s counterparties posted $1,700,020 in cash and $0 in securities as collateral with USNG’s custodian, as compared with $990,210 in cash and $0 in securities for the year ended December 31, 2011. Under these agreements, USNG posted collateral with respect to its obligations of $15,511,111 in cash and $16,454,930 in securities, such as Treasuries, at December 31, 2012, as compared with $27,143,621 in cash and $26,431,111 in securities at December 31, 2011.

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

USCF invests a portion of USNG’s cash in money market funds that seek to maintain a stable per unit NAV. USNG is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2012 and December 31, 2011, USNG held investments in money market funds in the amounts of $552,614,029 and $602,490,800, respectively. USNG also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of December 31, 2012 and December 31, 2011, USNG held cash deposits and investments in Treasuries in the amounts of $692,700,192 and $542,816,065, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USNG’s custodian and/or futures commission merchant cease operations.

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

The financial instruments held by USNG are reported in its statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the years ended December 31, 2012, 2011 and 2010. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2012	Year ended December 31, 2011		Year ended December 31, 2010
Per Unit Operating Performance:

Net asset value, beginning of year	$25.88 *	$48.00	**	$80.52	**
Total income (loss)	(6.80)	(21.72	)*	(32.00	)**
Total expenses	(0.21)	(0.40	)*	(0.52	)**

Net decrease in net asset value	(7.01)	(22.12	)*	(32.52	)**

Net asset value, end of year	$18.87	$25.88	*	$48.00	**

Total Return	(27.09)%	(46.08)%		(40.42)%

Ratios to Average Net Assets
Total income (loss)	(26.42)%	(44.83)%		(49.57)%

Expenses excluding management fees	0.49%	0.41%		0.33%

Management fees	0.59%	0.55%		0.53%

Net income (loss)	(27.50)%	(45.79)%		(50.43)%

* On February 21, 2012, there was a 4-for-1 reverse unit split. The Financial Highlights have been adjusted for the periods shown to reflect the 4-for-1 reverse unit split on a retroactive basis.

** On March 8, 2011, there was a 2-for-1 reverse unit split, and on February 21, 2012, there was a 4-for-1 reverse unit split. The Financial Highlights have been adjusted for the periods shown to reflect the 2-for-1 reverse unit split and the 4-for-1 reverse unit split on a retroactive basis.

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USNG.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2012 and 2011.

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
Income (Loss)	$(427,733,740)	$188,407,967	$106,408,494	$(141,965,689)
Total Expenses	2,758,767	2,655,813	2,884,646	2,983,927

Net Income (Loss)	$(430,492,507)	$185,752,154	$103,523,848	$(144,949,616)

Net Income (Loss) per Unit	$(9.87)	$3.26	$2.09	$(2.49)

	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011
Total Loss	$(58,122,255)	$(50,307,922)	$(301,862,513)	$(403,342,991)
Total Expenses	5,563,087	4,774,133	3,564,611	3,653,194

Net Loss	$(63,685,342)	$(55,082,055)	$(305,427,124)	$(406,996,185)

Net Loss per Unit	$(2.00)*	$(1.92)*	$(8.08)*	$(10.12)*

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

The following table summarizes the valuation of USNG’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III

Short-Term Investments	$882,586,367	$882,586,367	$–	$–
Exchange-Traded Futures Contracts	(10,898,323)	(10,898,323)	–	–
Exchange-Traded Cleared Swap Contracts	(3,698,520)	(3,698,520)	–	–
Over-the-Counter Total Return Swap Transactions	(3,470,939)	–	–	(3,470,939)

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

Following is a reconciliation of assets in which significant observable inputs (Level 3) were used in determining fair value as of December 31, 2012:

Total Return Swap Contracts
Beginning balance as of 12/31/11	$(12,805,692)
Realized gain (loss)*	–
Change in unrealized gain (loss)	9,334,753

Ending balance as of 12/31/12	$(3,470,939)

*	The realized gain (loss) incurred during the fiscal year ended December 31, 2012 for total return swaps was $(75,525,786).

The following table summarizes the valuation of USNG’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III

Short-Term Investments	$852,474,966	$852,474,966	$–	$–
Exchange-Traded Futures Contracts	(28,631,262)	(28,631,262)	–	–
Exchange-Traded Cleared Swap Contracts	(20,361,043)	(20,361,043)	–	–
Over-the-Counter Total Return Swap Transactions	(12,805,692)	–	–	(12,805,692)

During the year ended December 31, 2011, there were no transfers between Level I and Level II.

Following is a reconciliation of assets in which significant observable inputs (Level 3) were used in determining fair value as of December 31, 2011:

Total Return Swap Contracts
Beginning balance as of 12/31/10	$27,200,226
Realized gain (loss)*	–
Change in unrealized gain (loss)	(40,005,918)

Ending balance as of 12/31/11	$(12,805,692)

*	The realized gain (loss) incurred during the fiscal year ended December 31, 2011 for total return swaps was $(275,985,809).

Effective January 1, 2009, USNG adopted the provisions of Accounting Standards Codification 815—Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2012	Fair Value At December 31, 2011

Futures - Commodity Contracts	Assets	$(14,596,843)	$(48,992,305)

Swaps - Commodity Contracts	Assets	(3,470,939)	(12,805,692)

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended December 31, 2012		For the year ended December 31, 2011		For the year ended December 31, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income

Futures – Commodity Contracts	Realized loss on closed futures positions	$(243,672,550)		$(361,823,498)		$(785,428,575)

	Change in unrealized gain (loss) on open futures positions		$34,395,462		$(136,397,585)		$129,182,545

Swaps – Commodity Contracts	Realized loss on closed swap contracts	(75,525,786)		(275,985,809)		(905,660,856)

	Change in unrealized gain (loss) on open swap contracts		9,334,753		(40,005,918)		66,608,914

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

Nicholas Gerber has been the President and CEO of USCF since June 9, 2005 and a Management Director of USCF since May 10, 2005. He maintains his main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. He has been listed with the CFTC as a Principal of USCF since November 29, 2005, as Branch Manager of USCF since May 15, 2009, and registered with the CFTC as an Associated Person of USCF on December 1, 2005. Mr. Gerber also served as Vice President/Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd., a company formed to reinsure workmen’s compensation insurance, from June 2003 to December 2009. Mr. Gerber has an extensive background in securities portfolio management and in developing investment funds that make use of indexing and futures contracts. He is also the founder of Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since March 1995. From August 1995 to January 2013, Mr. Gerber was the portfolio manager of the Ameristock Mutual Fund, Inc. a mutual fund registered under the Investment Company Act of 1940, focused on large cap U.S. equities that, as of December 31, 2012, had $126,879,540 in assets. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. He has also been a Trustee for the Ameristock ETF Trust since June 2006, and served as a portfolio manager for the Ameristock/ Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has passed the Series 3 examination for associated persons. He holds an MBA in finance from the University of San Francisco and a BA from Skidmore College. Mr. Gerber is 50 years old.

In concluding that Mr. Gerber should serve as Management Director of USCF, USCF considered his broad business experiences in the industry including: forming and managing investment companies and commodity pools, raising capital for such entities and founding and managing non-finance related companies.

Howard Mah has been a Management Director of USCF since May 10, 2005, Secretary of USCF since June 9, 2005, Chief Financial Officer of USCF since May 23, 2006 and Treasurer since February 23, 2012. He has been listed with the CFTC as a Principal of USCF since November 29, 2005. In these roles, Mr. Mah is currently involved in the management of USNG and the Related Public Funds and will be involved in the management of USSF, UNGD, USGO, UAC and HARD, if such funds commence operations. Mr. Mah also serves as USCF’s Chief Compliance Officer. He received a Bachelor of Education from the University of Alberta, in 1986 and an MBA from the University of San Francisco in 1988. He served as Secretary and Chief Compliance Officer of the Ameristock ETF Trust from February 2007 until June 2008 when the trust was liquidated, Chief Compliance Officer of Ameristock Corporation since January 2001; a tax and finance consultant in private practice since January 1995, Secretary of Ameristock Mutual Fund, Inc. from June 1995 to January 2013 and Ameristock Focused Value Fund from December 2000 to January 2005; Chief Compliance Officer of Ameristock Mutual Fund, Inc. from August 2004 to January 2013 and the Co-Portfolio Manager of the Ameristock Focused Value Fund from December 2000 to January 2005. Mr. Mah is 48 years old.

In concluding that Mr. Mah should serve as Management Director of USCF, USCF considered his background in accounting and finance, as well as his experience as Chief Compliance Officer for USCF and Ameristock Corporation.

Andrew F. Ngim has been a Management Director of USCF since May 10, 2005 and Treasurer of USCF from June 9, 2005 to February 23, 2012. Mr. Ngim has acted as Portfolio Manager for USCI, CPER, USAG and USMI since January 31, 2013. He has been listed with the CFTC as a Principal of USCF since November 29, 2005. As Treasurer of USCF, Mr. Ngim is currently involved in the management of USNG and the Related Public Funds and will be involved in the management of USSF, UNGD, USGO, UAC and HARD, if such funds commence operations. He received a Bachelor of Arts from the University of California at Berkeley in 1983. Mr. Ngim was Ameristock Corporation’s Managing Director from January 1999 to January 2013 and co-portfolio manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013 when such fund was liquidated, Trustee of the Ameristock ETF Trust from February 2007 to June 2008, and served as a portfolio manager for the Ameristock/ Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008, when such funds were liquidated. Mr. Ngim is 52 years old.

In concluding that Mr. Ngim should serve as Management Director of USCF, USCF considered his broad career in the financial services industry.

The following individuals provide significant services to USNG but are employed by USCF.

John P. Love, CFA has acted as a Portfolio Manager since the launch of USOF in 2006 and is currently the Portfolio Manager for USNG, UGA, USDHO and US12NG. Effective March 1, 2010, Mr. Love became the Senior Portfolio Manager for the USCF funds and is expected to be the Portfolio Manager for USSF, UNGD, USGO and UAC, if such funds commence operations. Mr. Love is also employed by USCF. He has been listed with the CFTC as a Principal of USCF since January 17, 2006. Mr. Love also served as the operations manager of Ameristock Corporation from October 2002 to January 2007, where he was responsible for back office and marketing activities for the Ameristock Mutual Fund and Ameristock Focused Value Fund and for the firm in general. Mr. Love holds a Series 7 and a Series 3 license and was registered with the CFTC as an Associated Person of USCF from December 1, 2005 through April 16, 2009. Mr. Love received his CFA designation in 2012. He is a member of the CFA Institute (formerly AIMR) and the CFA Society of Los Angeles. Mr. Love is a graduate of the University of Southern California. Mr. Love is 41 years old.

John T. Hyland, CFA is employed by USCF and has acted as the Chief Investment Officer for the USCF funds since January 2008. Mr. Hyland was Portfolio Manager for USOF, USNG, US12OF, UGA, USDHO, USSO, US12NG, USBO, USCI and CPER beginning in April 2006, April 2007, December 2007, February 2008, April 2008, September 2009, November 2009, June 2010, August 2010 and November 2011, respectively. He will also be the Chief Investment Officer for USSF, UNGD, USGO, UAC and HARD upon the commencement of such funds’ operations. Since December 1, 2005, Mr. Hyland has been registered with the CFTC as an Associated Person of USCF and since January 17, 2006, he has been listed with the CFTC as a Principal of USCF. As part of his responsibilities for USCF and the Related Public Funds, Mr. Hyland oversees the day-to-day trading, helps set investment policies and oversees the Related Public Funds’ activities with their futures commission brokers, custodian-administrator and marketing agent. Mr. Hyland has an extensive background in portfolio management and research with both equity and fixed income securities, as well as in the development of new types of complex investment funds. In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that provided portfolio management and new fund development expertise to non-U.S. institutional investors through December 2009. Since January 2010, Towerhouse Capital Management has been inactive. Mr. Hyland was a Principal for Towerhouse in charge of portfolio research and product development regarding U.S. and non-U.S. real estate related securities. Mr. Hyland received his CFA designation in 1994. Mr. Hyland is a member of the CFA Institute (formerly AIMR) and is a member and former president of the CFA Society of San Francisco. He is also a member of the National Association of Petroleum Investment Analysts, a not-for-profit organization of investment professionals focused on the oil industry. He is a graduate of the University of California, Berkeley. Mr. Hyland is 53 years old.

Ray W. Allen acts as a Portfolio Manager for USOF, US12OF, USSO and USBO. He has been employed by USCF since January 14, 2008. He holds a Series 3 license and registered with the CFTC as an Associated Person of USCF from March 25, 2008 to November 1, 2012. He has been listed with the CFTC as a Principal of USCF since March 18, 2009. Mr. Allen’s responsibilities include daily trading and operations for USOF, US12OF, USSO and USBO. Mr. Allen also acted as a Portfolio Manager for UGA, USDHO and US12NG until March 1, 2010. In addition, from February 2002 to October 2007, Mr. Allen was responsible for analyzing and evaluating the creditworthiness of client companies at Marble Bridge Funding Group Inc., in Walnut Creek, CA. Marble Bridge Funding Group Inc. is a commercial finance company providing capital to entrepreneurial companies. For the period from October 2007 to January 14, 2008, Mr. Allen was not employed by USCF and did not engage in any business-related activity. Mr. Allen received a BA in Economics from the University of California at Berkeley in 1980. Mr. Allen is 56 years old.

The following individuals serve as independent directors of USCF.

Peter M. Robinson has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USNG and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since December 2005. Mr. Robinson has been employed as a Research Fellow with the Hoover Institution since 1993. The Hoover Institution is a public policy think tank located on the campus of Stanford University. Mr. Robinson graduated from Dartmouth College in 1979 and Oxford University in 1982. Mr. Robinson received an MBA from the Stanford University Graduate School of Business. Mr. Robinson has also written three books and has been published in the New York Times, Red Herring, and Forbes ASAP and he is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson is 55 years old.

In concluding that Mr. Robinson should serve as independent director of USCF, USCF considered his broad experience in the United States government, including his employment at the SEC, and his knowledge of and insight into public policy.

Gordon L. Ellis has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USNG and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since November 2005. Mr. Ellis was a founder and Chairman of International Absorbents, Inc., a NYSE listed company and the parent company of Absorption Corp., since July 1988, President and Chief Executive Officer since November 1996 and a Class I Director of the company since July 1985. Mr. Ellis was also a director of Absorption Corp., International Absorbents, Inc.’s wholly-owned subsidiary which is engaged in developing, manufacturing and marketing a wide range of animal care and industrial absorbent products. International Absorbents and Absorption Corp were sold to a private investment banking firm in May 2010. Mr. Ellis continues as a director of the privatized firm. Mr. Ellis was chairman and a founder of Polymer Solutions, Inc. from April 1986 to February 2004, a former publicly-held company that sold all of its assets to a senior coatings manufacturer effective February 3, 2004. Polymer Solutions previously developed and manufactured paints, coatings, stains and primers for wood furniture manufacturers. Mr. Ellis is founder and chairman of Lupaka Gold Corp. since November 2000, a Toronto Stock Exchange listed company developing a precious metal deposit in South America (from November 2000 to May 2010, Lupaka Gold Corp. was called Kcrok Enterprises Ltd.). Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). Mr. Ellis is a professional engineer with an MBA in international finance. Mr. Ellis is 66 years old.

Malcolm R. Fobes III has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USNG and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since November 2005. Mr. Fobes is the founder, Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Since June 1997, Mr. Fobes has been the Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Mr. Fobes also serves as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. From April 2000 to July 2006, Mr. Fobes also served as co-portfolio manager of The Wireless Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in companies engaged in the development, production, or distribution of wireless-related products or services. In these roles, Mr. Fobes has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Fobes was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes holds a B.S. degree in Finance with a minor in Economics from San Jose State University in California. Mr. Fobes is 48 years old.

In concluding that Mr. Fobes should serve as independent director of USCF, USCF considered his background as founder, Chairman and Chief Executive Officer of a registered investment adviser as well as Chairman, President, Chief Financial Officer and Portfolio Manager of a mutual fund investment company.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: Nicholas Gerber, Melinda Gerber, the Nicholas and Melinda Gerber Living Trust, Howard Mah, Andrew Ngim, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, John Hyland, Ray Allen, Wainwright Holdings Inc. and Margaret Johnson. These individuals are Principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also Principals due to their controlling stake in Wainwright. None of the Principals owns or has any other beneficial interest in USNG. John Love and John Hyland make trading and investment decisions for USNG. John Love and Ray Allen execute trades on behalf of USNG. In addition, Nicholas Gerber and John Hyland are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members.

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

Compensation to USCF and Other Compensation

USNG does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of USNG and other entities controlled by USCF. USNG does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. USNG pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.60% of average daily net assets of USNG for the first $1,000,000,000 and 0.50% of average daily total net assets of USNG for amounts above $1,000,000,000. For 2012, USNG accrued aggregate management fees of $6,154,688.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2012, by the directors of USCF. USNG’s portion of the aggregate fees paid to the directors for the year ended December 31, 2012 was $107,604.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen(1)	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$101,000	NA	NA	NA	$0	$–	$101,000
Gordon L. Ellis	$101,000	NA	NA	NA	$0	$–	$101,000
Malcolm R. Fobes III(2)	$121,000	NA	NA	NA	$0	$–	$121,000

(1)	Effective March 20, 2012, Robert L. Nguyen resigned as a Management Director of USCF.
(2)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Director Independence

In February 2013, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, USNG or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.	Principal Accountant Fees and Services.

The fees for services billed to USNG by its independent auditors for the last two fiscal years are as follows:

	2012	2011
Audit fees	$160,000	$160,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

	$160,000	$160,000

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

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 65.

2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(2)	Third Amended and Restated Agreement of Limited Partnership.
3.3(3)	Fifth Amended and Restated Limited Liability Company Agreement of USCF.
10.1(4)	Form of Initial Authorized Purchaser Agreement.
10.2(5)	Marketing Agent Agreement.
10.3(5)	Amendment Agreement to the Marketing Agent Agreement.
10.4(6)	Second Amendment Agreement to the Marketing Agent Agreement.
10.5(7)	Third Amendment Agreement to the Marketing Agent Agreement.
10.6(8)	License Agreement.
10.7(9)	Third Amendment to the License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.8(5)	Custodian Agreement.
10.9(5)	Amendment Agreement to the Custodian Agreement.
10.10(6)	Second Amendment Agreement to the Custodian Agreement.
10.11(5)	Administrative Agency Agreement.
10.12(5)	Amendment Agreement to the Administrative Agency Agreement.
10.13(6)	Second Amendment Agreement to the Administrative Agency Agreement.
10.14(10)	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.
14.1(7)	Code of Ethics.
23.1(7)	Consent of Independent Registered Public Accounting Firm.
31.1(7)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(7)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(7)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(7)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS(11)	XBRL Instance Document.
101.SCH(11)	XBRL Taxonomy Extension Schema.
101.CAL(11)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(11)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(11)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(11)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-137871) filed on October 6, 2006.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on January 3, 2011.
(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2011, filed on February 29, 2012.
(4)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-137871) filed on March 9, 2007.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 9, 2009.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.
(7)	Filed herewith.
(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 1, 2010.
(11)

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

Date: February 27, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	February 27, 2013
Nicholas D. Gerber

/s/ Howard Mah	Management Director	February 27, 2013
Howard Mah

/s/ Andrew Ngim	Management Director	February 27, 2013
Andrew Ngim

/s/ Peter M. Robinson	Independent Director	February 27, 2013
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	February 27, 2013
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	February 27, 2013
Malcolm R. Fobes III