Form 10-Q
period 2013-03-31
United States Natural Gas Fund, LP
filed 2013-05-10
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

UNITED STATES NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At March 31, 2013 (Unaudited) and December 31, 2012

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 5)	$852,292,055	$1,100,510,722
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	108,363,543	144,803,499
Unrealized gain (loss) on open commodity futures contracts	33,713,180	(14,596,843)
Unrealized gain (loss) on open swap contracts	4,084,315	(3,470,939)
Receivable for units sold	37,445,796	19,007,766
Dividend receivable	11,976	16,356
Other assets	81,714	11,953

Total assets	$1,035,992,579	$1,246,282,514

Liabilities and Partners' Capital
Payable for units redeemed	$96,988,828	$57,644,550
Professional fees payable	653,244	1,602,883
General Partner management fees payable (Note 3)	514,685	585,420
Brokerage commissions payable	77,750	122,250
Interest payable	153	153
Other liabilities	47,647	54,602

Total liabilities	98,282,307	60,009,858

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	937,710,272	1,186,272,656
Total Partners' Capital	937,710,272	1,186,272,656

Total liabilities and partners' capital	$1,035,992,579	$1,246,282,514

Limited Partners' units outstanding	42,766,476	62,866,476
Net asset value per unit	$21.93	$18.87
Market value per unit	$21.88	$18.90

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2013

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
ICE Natural Gas Futures LD1 H May 2013 contracts, expiring April 2013	38,192	$22,364,360	2.39
NYMEX Natural Gas Futures NG May 2013 contracts, expiring April 2013	5,957	5,117,600	0.55
NYMEX Natural Gas Futures NN May 2013 contracts, expiring April 2013	9,952	6,231,220	0.66
Total Open Futures Contracts	54,101	$33,713,180	3.60

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.05%, 5/02/2013*	$100,000,000	$99,995,330	10.67
0.08%, 5/30/2013	95,500,000	95,488,261	10.18
Total Treasury Obligations		195,483,591	20.85

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	101,608,278	101,608,278	10.84
Goldman Sachs Financial Square Funds - Government Fund - Class FS	150,508,087	150,508,087	16.05
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	200,495,952	200,495,952	21.38
Wells Fargo Advantage Government Money Market Fund - Class I	100,001,712	100,001,712	10.66
Total Money Market Funds		552,614,029	58.93
Total Cash Equivalents		$748,097,620	79.78

Open Over-the-Counter Total Return Swap Contracts

	Notional Amount**	Market Value	Unrealized Gain (Loss)	Termination Dates
Swap agreement to receive return on the Custom Natural Gas Index (UNG) - Excess Return	$121,986,086	$(1,326,098)	$(1,326,098)	4/23/2013
Swap agreement to receive return on the NYMEX Henry Hub Natural Gas Futures Contract	87,670,232	5,410,413	5,410,413	8/31/2013
Total unrealized gain on open swap contracts			$4,084,315

* Security or partial security segregated as collateral for open over-the-counter total return swap contracts.

** The aggregate notional amount of USNG’s over-the-counter swap transactions represented 20.24% of USNG’s total assets as of March 31, 2013.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2013 and 2012

	Three months ended March 31, 2013	Three months ended March 31, 2012
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed futures contracts	$88,254,202	$(299,391,078)
Realized gain (loss) on closed swap contracts	22,564,790	(91,376,797)
Change in unrealized gain (loss) on open futures contracts	48,310,023	(33,696,980)
Change in unrealized gain (loss) on open swap contracts	7,555,254	(3,365,324)
Dividend income	36,688	24,301
Interest income	57,108	30,138
Other income	60,000	42,000

Total income (loss)	166,838,065	(427,733,740)

Expenses
General Partner management fees (Note 3)	1,561,162	1,379,693
Brokerage commissions	669,710	1,021,391
Professional fees	401,872	296,641
Other expenses	84,366	61,042

Total expenses	2,717,110	2,758,767

Net income (loss)	$164,120,955	$(430,492,507)
Net income (loss) per limited partnership unit	$3.06	$(9.87)
Net income (loss) per weighted average limited partnership unit	$2.97	$(9.76)
Weighted average limited partnership units outstanding	55,219,809	44,091,606

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2013

	General Partner	Limited Partners	Total

Balances, at December 31, 2012	$–	$1,186,272,656	$1,186,272,656
Addition of 23,300,000 partnership units	–	450,453,342	450,453,342
Redemption of 43,400,000 partnership units	–	(863,136,681)	(863,136,681)
Net income	–	164,120,955	164,120,955

Balances, at March 31, 2013	$–	$937,710,272	$937,710,272

Net Asset Value Per Unit:
At December 31, 2012			$18.87
At March 31, 2013			$21.93

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2013 and 2012

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash Flows from Operating Activities:
Net income (loss)	$164,120,955	$(430,492,507)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account – cash and cash equivalents	36,439,956	(25,798,907)
Unrealized (gain) loss on open futures contracts	(48,310,023)	33,696,980
Unrealized (gain) loss on open swap contracts	(7,555,254)	3,365,324
(Increase) decrease in dividend receivable	4,380	(232)
Increase in interest receivable	–	(113)
Increase in other assets	(69,761)	(39,169)
Decrease in investment payable	–	(772)
Decrease in professional fees payable	(949,639)	(800,563)
Decrease in General Partner management fees payable	(70,735)	(163,680)
Decrease in brokerage commissions payable	(44,500)	–
Increase (decrease) in other liabilities	(6,955)	12,160
Net cash provided by (used in) operating activities	143,558,424	(420,221,479)

Cash Flows from Financing Activities:
Addition of partnership units	432,015,312	440,941,377
Redemption of partnership units	(823,792,403)	(308,356,499)
Net cash provided by (used in) financing activities	(391,777,091)	132,584,878

Net Decrease in Cash and Cash Equivalents	(248,218,667)	(287,636,601)

Cash and Cash Equivalents, beginning of period	1,100,510,722	938,678,961
Cash and Cash Equivalents, end of period	$852,292,055	$651,042,360

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2013 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“USNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. USNG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USNG’s units traded on the American Stock Exchange (the “AMEX”). USNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fourth Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of USNG is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the daily changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”), that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less USNG’s expenses. It is not the intent of USNG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of USNG to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USNG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). The net assets of USNG consist primarily of investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause USNG to invest in Other Natural Gas-Related Investments including those allowing USNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q. USCF is authorized by USNG in its sole judgment to employ, establish the terms of employment for and terminate commodity trading advisors of futures commission merchants. As of March 31, 2013, USNG held 5,957 NG Futures May 2013 Contracts and 9,952 NN Financially Settled Futures May 2013 Contracts traded on the NYMEX, 38,192 LD1 H Futures May 2013 Contracts traded on the ICE Futures US, and over-the-counter swap transactions with two counterparties, JPMorgan Chase Bank, NA (“JPMorgan”) and Deutsche Bank AG (“Deutsche Bank”).

USNG commenced investment operations on April 18, 2007 and has a fiscal year ending on December 31. USCF is responsible for the management of USNG. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“USDHO”), which listed their limited partnership units on the AMEX under the ticker symbols “USO” on April 10, 2006, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, US12OF’s, UGA’s and USDHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust. USSF, UNGD, USGO and HARD are currently not available to the public, as such funds are still in the process of review by various regulatory agencies which have regulatory authority over USCF and such funds. UAC has been declared effective by the regulatory agencies which have regulatory authority over USCF and UAC, but at the time of the filing of this quarterly report on Form 10-Q, UAC has not been made available to the public.

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

In April 2007, USNG initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, USNG listed its units on the AMEX under the ticker symbol “UNG”. On that day, USNG established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,001,000. USNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of March 31, 2013, USNG had registered a total of 1,480,000,000 units.

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

In accordance with GAAP, USNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USNG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USNG is not subject to income tax return examinations by major taxing authorities for years before 2009. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USNG recording a tax liability that reduces net assets. However, USNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2013.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at March 31, 2013.

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

Other

On February 21, 2012, after the close of the NYSE Arca, USNG effected a 4-for-1 reverse unit split and post-split units of USNG began trading on February 22, 2012. The unaudited condensed financial information reported in this quarterly report on Form 10-Q gives effect to the reverse split and the post-split of units as if they had been completed on January 1, 2012.

The unaudited condensed financial information and pro forma financial information, as well as the historical financial information as of and for the year ended December 31, 2012, was derived from USNG’s historical financial statements and has been audited by Spicer Jeffries LLP. The financial information as of and for the three months ended March 31, 2013 is unaudited. The condensed financial statements in this quarterly report on Form 10-Q are presented in accordance with Accounting Standards Codification 260 for purposes of presenting the 4-for-1 reverse split on a historical basis for all periods reported.

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

Ongoing Registration Fees and Other Offering Expenses

USNG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2013 and 2012, USNG did not incur registration fees and other offering expenses.

Directors’ Fees and Expenses

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance for USNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USNG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2013 are estimated to be a total of $560,625 for USNG and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, USNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, USNG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, USNG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2013 and 2012, USNG incurred $39,450 and $34,556, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG. These costs are estimated to be $2,000,000 for the year ending December 31, 2013.

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

USNG has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USNG in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through UBS Securities for USNG’s account. In accordance with the agreement, UBS Securities charges USNG commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when USNG issues units as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when USNG redeems units as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USNG also incurs commissions to brokers for the purchase and sales of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the three months ended March 31, 2013, total commissions accrued to brokers amounted to $669,710. Of this amount, approximately $567,857 was a result of rebalancing costs and approximately $101,853 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended March 31, 2012, total commissions accrued to brokers amounted to $1,021,391. Of this amount, approximately $683,949 was the result of rebalancing costs and approximately $337,441 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was a function of two factors: i) decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded and ii) a reduction in average commission rates during the three months ended March 31, 2013. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2013 represents approximately 0.26% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2012 represented approximately 0.44% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of USNG’s investment contracts were exchange-traded futures contracts or fully-collateralized over-the-counter swaps through March 31, 2013. The liquidity and credit risks associated with exchange-traded contracts and cleared swaps are generally perceived to be less than those associated with over-the-counter swap transactions since, in over-the-counter swap transactions, a party must rely solely on the credit of its respective individual counterparties. At March 31, 2013, USNG maintained over-the-counter swap transactions with two counterparties, JPMorgan and Deutsche Bank. Over-the-counter swap transactions subject USNG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. However, as compared to its over-the-counter swap transactions, it may more easily realize value by reselling its futures contracts. In addition, USNG bears the risk of financial failure by the clearing broker.

At March 31, 2013, USNG’s counterparties posted $6,460,229 in cash and $182,127 in securities as collateral with USNG’s custodian, as compared with $0 in cash and $0 in securities at March 31, 2012. Under these over-the-counter swap agreements, USNG posted collateral with respect to its obligations of $16,704,415 in cash and $17,924,787 in securities, such as Treasuries, at March 31, 2013, as compared with $23,632,893 in cash and $19,680,900 in securities at March 31, 2012.

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

USCF invests a portion of USNG’s cash in money market funds that seek to maintain a stable per unit NAV. USNG is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2013 and December 31, 2012, USNG held investments in money market funds in the amounts of $552,614,029 and $552,614,029, respectively. USNG also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of March 31, 2013 and December 31, 2012, USNG held cash deposits and investments in Treasuries in the amounts of $408,041,569 and $692,700,192, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USNG’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2013 and 2012 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2013 (Unaudited)	For the three months ended March 31, 2012 (Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$18.87	$25.88 *
Total income (loss)	3.11	(9.81)
Total expenses	(0.05)	(0.06)
Net increase (decrease) in net asset value	3.06	(9.87)
Net asset value, end of period	$21.93	$16.01

Total Return	16.22%	(38.14)%

Ratios to Average Net Assets
Total income (loss)	15.64%	(46.16)%
Expenses excluding management fees**	0.44%	0.60%
Management fees**	0.59%	0.60%
Net income (loss)	15.39%	(46.46)%

*	On February 21, 2012, there was a 4-for-1 reverse unit split. The Financial Highlights (Unaudited) have been adjusted for the period shown to reflect the 4-for-1 reverse unit split on a retroactive basis.
**	Annualized

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

The following table summarizes the valuation of USNG’s securities at March 31, 2013 using the fair value hierarchy:

At March 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$748,097,620	$748,097,620	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	33,713,180	33,713,180	—	—
Over-the-Counter Total Return Swap Contracts	4,084,315	—	—	4,084,315

During the three months ended March 31, 2013, there were no transfers between Level I and Level II.

Following is a reconciliation of assets in which significant unobservable inputs (Level III) were used in determining fair value as of March 31, 2013:

Total Return Swap Contracts
Beginning balance as of 12/31/12	$(3,470,939)
Realized gain (loss)*	—
Change in unrealized gain (loss)	7,555,254
Ending balance as of 03/31/13	$4,084,315

*	The realized gain (loss) incurred during the three months ended March 31, 2013 for total return swaps was $22,564,790.

The following table summarizes the valuation of USNG’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$882,586,367	$882,586,367	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(14,596,843)	(14,596,843)	—	—
Over-the-Counter Total Return Swap Contracts	(3,470,939)	—	—	(3,470,939)

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

Following is a reconciliation of assets in which significant unobservable inputs (Level III) were used in determining fair value as of December 31, 2012:

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2013	Fair Value At December 31, 2012
Futures - Commodity Contracts	Assets	$33,713,180	$(14,596,843)
Swaps - Commodity Contracts	Assets	4,084,315	(3,470,939)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2013		For the three months ended March 31, 2012
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed futures positions	$88,254,202		$(299,391,078)

	Change in unrealized gain (loss) on open futures positions		$48,310,023		$(33,696,980)

Swaps - Commodity Contracts	Realized gain (loss) on closed swap contracts	22,564,790		(91,376,797)

	Change in unrealized gain (loss) on open swap contracts		7,555,254		(3,365,324)

NOTE 8 – OFFSETTING ASSETS AND LIABILITIES

USNG is required to disclose offsetting assets and liabilities represented in the Condensed Statements of Financial Condition to disclose information to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities as defined in the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and subsequently clarified in FASB ASU 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The derivative instruments include swap agreements, including those negotiated pursuant to a Master International Swaps and Derivatives Association, Inc. (“ISDA”) Agreement, that are subject to an enforceable master netting arrangement or similar agreement, and all futures contracts including exchange-traded futures contracts.

USCF and USNG are parties to a Master ISDA Agreement with each counterparty with whom it engages in swap transactions; such Master ISDA Agreements include provisions for the netting of payments where by the parties agree that they will endeavor to net across as many transactions as practicable wherever the parties can administratively do so.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013 and December 31, 2012

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition

At March 31, 2013:
Futures contracts	$33,713,180	$–	$33,713,180
Swap agreements	5,410,413	–	5,410,413

At December 31, 2012:
Futures contracts	$–	$–	$–
Swap agreements	–	–	–

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013 and December 31, 2012

		Gross Amounts Not Offset in the Statements of Financial Condition
	Net Amounts of Assets Presented in the Statements of Financial Condition (A)	Financial Instruments Collateral Received (B)	Cash Collateral Received (C)	Net Amount (D) = (A) - (B) - (C)

At March 31, 2013:
Deutsche Bank	$5,410,413	$–	$–	$5,410,413
UBS Securities	33,713,180	–	–	33,713,180

At December 31, 2012:
Deutsche Bank	$–	$–	$–	$–
UBS Securities	–	–	–	–

Offsetting of Financial Liabilities and Derivative Liabilities as of March 31, 2013 and December 31, 2012

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition

At March 31, 2013:
Swap agreements	$1,326,098	$–	$1,326,098

At December 31, 2012:
Futures contracts	$14,596,843	$–	$14,596,843
Swap agreements	3,470,939	–	3,470,939

Financial Liabilities, Derivative Liabilities, and Collateral Pledged by Counterparty as of March 31, 2013 and December 31, 2012

		Gross Amounts Not Offset in the Statements of Financial Condition
	Net Amounts of Liabilities Presented in the Statements of Financial Condition (A)	Financial Instruments Collateral Pledged (B)	Cash Collateral Pledged (C)	Net Amount (D) = (A) - (B) - (C)

At March 31, 2013:
JPMorgan	$1,326,098	$1,326,098	$–	$–

At December 31, 2012:
Deutsche Bank	$1,176,902	$–	$1,176,902	$–
JPMorgan	2,294,037	2,294,037	–	–
UBS Securities	14,596,843	13,104,087	1,492,756	–

NOTE 9 — SUBSEQUENT EVENTS

USNG has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Introduction

USNG, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USNG is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the price of the futures contract for natural gas traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less USNG’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. It is not the intent of USNG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of USNG to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of USNG, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below).

USNG invests in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Natural Gas Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q. Due, in part, to USNG’s obligation to comply with current and potential regulatory limits, it has invested in, and may continue to invest in, Other Natural Gas-Related Investments in order to fulfill its investment objective.

USNG seeks to achieve its investment objective by investing in a combination of Natural Gas Futures Contracts and Other Natural Gas-Related Investments such that daily changes in its per unit NAV, measured in percentage terms, will closely track the daily changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USCF believes the daily changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of natural gas. It is not the intent of USNG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of USNG to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts and Other Natural Gas-Related Investments.

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

Regulatory Disclosure

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the Commodity Futures Trading Commission (the “CFTC”) and the futures exchanges have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USNG is not) may hold, own or control. The net position is the difference between an individual’s or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If USNG and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USNG could be ordered to reduce its aggregate net position back to the accountability level. As of March 31, 2013, USNG held 5,957 NYMEX Natural Gas Futures NG contracts and 9,952 NYMEX Natural Gas Futures NN contracts. As of March 31, 2013, USNG held 38,192 Natural Gas Futures LD1 H Contracts traded on the ICE Futures US. USNG exceeded accountability levels of the NYMEX during the three months ended March 31, 2013, when it held a maximum of 5,957 Natural Gas Futures NG contracts and 9,952 Natural Gas Financial Futures NN contracts, exceeding both the “any” and “all” month limits. No action was taken by the NYMEX and USNG did not reduce the number of Natural Gas Futures Contracts held as a result. USNG exceeded accountability levels of ICE Futures during the three months ended March 31, 2013, when it held a maximum of 38,192 Natural Gas Futures LD1 H Contracts, exceeding the “any” month limit. No action was taken by ICE Futures and USNG did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USNG will run up against such position limits because USNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the three months ended March 31, 2013, USNG did not exceed any position limits imposed by the NYMEX and ICE Futures.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law, as exemplified by the various discussions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the National Futures Association (the “NFA”), the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact USNG are discussed below.

Futures Contracts and Position Limits

The CFTC is prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

In October 2011, the CFTC adopted rules that impose new position limits on Referenced Contracts (as defined below) involving 28 energy, metals and agricultural commodities (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the Commodity Exchange Act (“CEA”) (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28, 2012 decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect USNG, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, USNG may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect USNG, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of USNG to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USNG.

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

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps. Determination on other types of swaps are expected in the future, and, when finalized, could require USNG to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable Prudential Regulator.

On November 14, 2012, the CFTC proposed new regulations that would require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The proposed rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard their continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner. The final regulations have not yet been adopted.

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

On December 21, 2012, the CFTC’s Division of Market Oversight issued two letters providing certain swap dealers with time-limited no-action relief from some swap data reporting obligations. One letter provides relief from reporting requirements for branches of swap dealers located in emerging markets who encounter technical difficulties in complying with the reporting rules. The letter also provides that swap dealers may delay reporting compliance for certain complex and exotic swaps until April 30, 2013.

Under a second letter, all swap dealers have until April 30, 2013 to report certain information about their counterparties, including: status as a major swap participant, a financial entity, a U.S. person or a commercial end-user.

On December 18, 2012, the CFTC deferred the compliance date for many of the Dodd-Frank Act’s external business conduct standards from December 31, 2012 to May 1, 2013, and for some requirements to July 1, 2013, providing swap dealers an additional four to six months from the original compliance date.

On April 5, 2013, the CFTC’s Division of Clearing and Risk issued a letter granting no-action relief from certain swap data reporting requirements for swaps entered into between affiliated counterparties. In general, the letter grants relief from, among others: real-time, historical and regular swap reporting (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively).

On April 9, 2013, the CFTC’s Division of Market Oversight issued a letter granting time-limited no-action relief to non-swap dealer, non-major swap participant counterparties from the real-time, regular and historical swap reporting requirements (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively). The regular reporting requirements (Part 45 of the CFTC regulations) for interest rate and credit default swaps of a financial entity (including a commodity pool such as USNG) began on April 10, 2013. The letter delays implementation of the reporting requirements based upon the asset class underlying the swap and the classification of the reporting counterparty. For a financial entity (including a commodity pool such as USNG), regular reporting requirements for equity, foreign exchange and other commodity swaps (including swaps on natural gas) begin on May 29, 2013 and reporting of all historical swaps for all asset classes begins on September 30, 2013.

The effect of the future regulatory change on USNG is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Fourth Amended and Restated Agreement of Limited Partnership of USNG (the “LP Agreement”) to manage USNG. USCF is authorized by USNG in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or FCMs.

Price Movements

Natural gas futures prices were volatile during the three months ended March 31, 2013. The price of the Benchmark Futures Contract started the period at $3.351 per million British thermal units (“MMBtu”). The low of the period was on January 9, 2013, when the price dropped to $3.113 per MMBtu. The high of the period was on March 27, 2013, when the price reached $4.068 per MMBtu. The period ended with the Benchmark Futures Contract at $4.024 per MMBtu, an increase of approximately 20.08% over the period. USNG’s per unit NAV began the period at $18.87 and ended the period at $21.93 on March 31, 2013, an increase of approximately 16.22% over the period. USNG’s per unit NAV reached its high for the period on March 27, 2013 at $22.17 and reached its low for the period on January 9, 2013 at $17.53. The Benchmark Futures Contract prices listed above began with the February 2013 contracts and ended with the May 2013 contracts. The increase of approximately 20.08% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USNG seeks to track, which are more fully described below in the section titled “Tracking USNG’s Benchmark.”

During the three months ended March 31, 2013, the natural gas futures market was primarily in a state of contango, meaning that the price of the near month natural gas Futures Contract was lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. A contango market is one in which the price of the near month natural gas Futures Contract is less than the price of the next month natural gas Futures Contract, or contracts further away from expiration. As a result of contango or backwardation, as the case may be, the return of approximately 20.08% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Results of Operations and the Natural Gas Market

Results of Operations. On April 18, 2007, USNG listed its units on the American Stock Exchange (the “AMEX”) under the ticker symbol “UNG.” On that day, USNG established its initial offering price at $50.00 per unit and issued 200,000 units to the initial authorized purchaser in exchange for $10,000,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, USNG’s units no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 30,000,000 units, USNG has registered four subsequent offerings of its units: 50,000,000 units which were registered with the SEC on November 21, 2007, 100,000,000 units which were registered with the SEC on August 28, 2008, 300,000,000 units which were registered with the SEC on May 6, 2009 and 1,000,000,000 units which were registered with the SEC on August 12, 2009. Units offered by USNG in the subsequent offerings were sold by it for cash at the units’ per unit NAV as described in the applicable prospectus. On March 8, 2011, after the close of trading on the NYSE Arca, USNG effected a 2-for-1 reverse unit split and post-split units of USNG began trading on March 9, 2011. As a result of the reverse unit split, every two pre-split units of USNG were automatically exchanged for one post-split unit. Immediately prior to the reverse unit split, there were 447,200,000 units of USNG issued and outstanding, representing a per unit NAV of $5.16. Immediately after the reverse unit split, the number of issued and outstanding units of USNG decreased to 223,600,000, not accounting for fractional units, and the per unit NAV increased to $10.31. On February 21, 2012, after the close of trading on the NYSE Arca, USNG effected a 4-for-1 reverse unit split and post-split units of USNG began trading on February 22, 2012. As a result of the reverse unit split, every four pre-split units of USNG were automatically exchanged for one post-split unit. Immediately prior to the reverse unit split, there were 174,297,828 units of USNG issued and outstanding, representing a per unit NAV of $5.51. Immediately after the reverse unit split, the number of issued and outstanding units of USNG decreased to 43,574,457, not accounting for fractional units, and the per unit NAV increased to $22.04. As of March 31, 2013, USNG had issued 1,252,700,000 units, 42,766,476 of which were outstanding. As of March 31, 2013, there were 227,300,000 units registered but not yet issued.

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

As of March 31, 2013, USNG had the following authorized purchasers: ABN Amro, Banc of America Securities LLC, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Fimat USA LLC, Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC, Virtu Financial Capital Markets and Virtu Financial DB LLC.

For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

As of March 31, 2013, the total unrealized gain on Natural Gas Futures Contracts and over-the-counter swap contracts owned or held on that day was $37,797,495 and USNG established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $960,655,598. USNG held 88.72% of its cash assets in overnight deposits and investments in Treasuries and money market funds at its custodian bank, while 11.28% of the cash balance was held as investments in Treasuries and as margin deposits for the Natural Gas Futures Contracts purchased at the FCM. The ending per unit NAV on March 31, 2013 was $21.93.

By comparison, as of March 31, 2012, the total unrealized loss on Natural Gas Futures Contracts, cleared swap contracts and over-the-counter swap contracts owned or held on that day was $98,860,301 and USNG established cash deposits and investments in Treasuries and money market funds that were equal to $883,469,171. USNG held 73.69% of its cash assets in overnight deposits and investments in Treasuries and money market funds at its custodian bank, while 26.31% of the cash balance was held as investments in Treasuries and margin deposits for the Natural Gas Futures Contracts purchased at the FCM. The increase in cash assets in overnight deposits and investments in Treasuries and money market funds for March 31, 2013 as compared to March 31, 2012, was the result of USNG’s larger size during the three months ended March 31, 2013 as measured by total net assets. The ending per unit NAV on March 31, 2012 was $16.01. The increase in the per unit NAV for March 31, 2013 as compared to March 31, 2012, was primarily due to appreciation in the value of the Natural Gas Futures Contracts and over-the-counter swap contracts that USNG had invested in between the period ended March 31, 2012 and the period ended March 31, 2013.

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

During the three months ended March 31, 2013, the average daily total net assets of USNG were $1,066,612,455. The management fee incurred by USNG during the period amounted to $1,561,162, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged approximately 0.59% over the course of this three month period. By comparison, during the three months ended March 31, 2012, the average daily total net assets of USNG were $926,547,792. The management fee paid by USNG during this three month period amounted to $1,379,693, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged approximately 0.60% over the course of this three month period. USNG’s management fees as a percentage of average daily total net assets were lower for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to the fact that a greater proportion of USNG’s total net assets exceeded $1 billion and were charged the lower 0.50% rate during the three months ended March 31, 2013.

In addition to the management fee, USNG pays all brokerage fees, transaction costs for over-the-counter swaps and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended March 31, 2013 was $1,155,948, as compared to $1,379,074 for the three months ended March 31, 2012. The decrease in total expenses excluding management fees for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, was primarily due to reduced trading activity during the three months ended March 31, 2013. For the three months ended March 31, 2013 and 2012, USNG did not incur ongoing registration fees and other expenses relating to the registration and offering of additional units.

USNG is responsible for paying its portion of the directors’ and officers’ liability insurance of USNG and the United States Oil Fund, LP, the United States 12 Month Oil Fund, LP, the United States Gasoline Fund, LP, the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP), the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP, the United States Brent Oil Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of USNG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2013 are estimated to be a total of $560,625 for USNG and the Related Public Funds. By comparison, for the year ended December 31, 2012, these fees and expenses amounted to a total of $540,586 for USNG and the Related Public Funds. USNG’s portion of such fees and expenses for the year ended December 31, 2012 was $172,838.

USNG also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the three months ended March 31, 2013, total commissions accrued to brokers amounted to $669,710. Of this amount, approximately $567,857 was a result of rebalancing costs and approximately $101,853 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended March 31, 2012, total commissions accrued to brokers amounted to $1,021,391. Of this amount, approximately $683,949 was a result of rebalancing costs and approximately $337,441 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, was a function of two factors, i) decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded and ii) a reduction in average commission rates during the three months ended March 31, 2013. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2013 represents approximately 0.26% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2012 represented approximately 0.44% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USNG incurred $155,208 in transaction costs during the three months ended March 31, 2013 as compared to $229,930 in transaction costs during the three months ended March 31, 2012. USNG’s transaction costs were lower during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, due to reduced investment in Other Natural Gas-Related Investments, including over-the-counter swap transactions, during the three months ended March 31, 2013. However, these costs remain slightly higher as compared to those for exchange-traded Natural Gas Interests.

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG. These costs are estimated to be $2,000,000 for the year ending December 31, 2013.

Dividend and Interest Income. USNG seeks to invest its assets such that it holds Natural Gas Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended March 31, 2013, USNG earned $93,796 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USNG purchased Treasuries during the three months ended March 31, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2012, USNG earned $54,439 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.02%. USNG purchased Treasuries during the three months ended March 31, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USNG, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. As a result, the amount of income earned by USNG as a percentage of average daily total net assets was higher during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

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

For the 30-valuation days ended March 31, 2013, the simple average daily change in the Benchmark Futures Contract was 0.572%, while the simple average daily change in the per unit NAV of USNG over the same time period was 0.568%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was 0.519%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USNG’s per unit NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended March 31, 2013. The second chart below shows the monthly total returns of USNG as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USNG’s units to the public on April 18, 2007 to March 31, 2013, the simple average daily change in the Benchmark Futures Contract was (0.149)%, while the simple average daily change in the per unit NAV of USNG over the same time period was (0.150)%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was 0.377%, meaning that over this time period USNG’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal.

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

For the three months ended March 31, 2013, the actual total return of USNG as measured by changes in its per unit NAV was 16.22%. This is based on an initial per unit NAV of $18.87 as of December 31, 2012 and an ending per unit NAV as of March 31, 2013 of $21.93. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USNG would have had an estimated per unit NAV of $21.98 as of March 31, 2013, for a total return over the relevant time period of 16.48%. The difference between the actual per unit NAV total return of USNG of 16.22% and the expected total return based on the Benchmark Futures Contract of 16.48% was an error over the time period of (0.26)%, which is to say that USNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USNG pays, offset in part by the income that USNG collects on its cash and cash equivalent holdings. During the three months ended March 31, 2013, USNG earned dividend and interest income of $93,796, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the three months ended March 31, 2013, USNG also collected $60,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income contributed to USNG’s actual total return. However, if the total assets of USNG increase, USCF believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the three months ended March 31, 2013, USNG incurred total expenses of $2,717,110. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(2,563,314), which is equivalent to an annualized weighted average net income rate of approximately (0.97)% for the three months ended March 31, 2013.

By comparison, for the three months ended March 31, 2012, the actual total return of USNG as measured by changes in its per unit NAV was (38.14)%. This was based on an initial per unit NAV, taking into account the reverse unit split, of $25.88* as of December 31, 2011 and an ending per unit NAV as of March 31, 2012 of $16.01. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USNG would have had an estimated per unit NAV of $16.05 as of March 31, 2012, for a total return over the relevant time period of (38.09)%. The difference between the actual per unit NAV total return of USNG of (38.14)% and the expected total return based on the Benchmark Futures Contract of (38.09)% was an error over the time period of (0.05)%, which is to say that USNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USNG paid, offset in part by the income that USNG collected on its cash and cash equivalent holdings. During the three months ended March 31, 2012, USNG earned dividend and interest income of $54,439, which is equivalent to a weighted average income rate of approximately 0.02% for such period. In addition, during the three months ended March 31, 2012, USNG also collected $42,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USNG’s actual total return. During the three months ended March 31, 2012, USNG incurred total expenses of $2,758,767. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(2,662,328), which is equivalent to an annualized weighted average net income rate of approximately (1.16)% for the three months ended March 31, 2012.

*	Adjusted to give effect to the reverse unit split of 4-for-1 executed on February 21, 2012.

There are currently three factors that have impacted or are most likely to impact USNG’s ability to accurately track its Benchmark Futures Contract.

First, USNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USNG executes the trade. In that case, USNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per unit NAV of USNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2013, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USNG’s attempt to track the Benchmark Futures Contract over time.

Second, USNG earns dividend and interest income on its cash, cash equivalents and Treasuries. USNG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2013. Interest payments, and any other income, were retained within the portfolio and added to USNG’s NAV. When this income exceeds the level of USNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USNG will realize a net yield that will tend to cause daily changes in the per unit NAV of USNG to track slightly higher than daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2013, USNG earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of approximately 0.59% for management fees, approximately 0.26% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.18% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.00)% and affected USNG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USNG will continue to be higher than interest earned by USNG. As such, USCF anticipates that USNG will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USNG.

Third, USNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per unit NAV of USNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2013, USNG held Other Natural Gas-Related Investments. These holdings included a financially settled natural gas futures contract traded on NYMEX whose settlement price tracks the settlement price of the Benchmark Futures Contract. USNG also held investments in natural gas futures contracts traded on the ICE Futures US whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized over-the-counter swaps designed to track the settlement price of the Benchmark Futures Contract. USNG has invested in Other Natural Gas-Related Investments, such as over-the-counter swaps, which has increased transaction-related expenses and may result in increased tracking error. Over-the-counter swaps increase transaction-related expenses due to the fact that USNG must pay to the swap counterparty certain fees that USNG does not have to pay for transactions executed on an exchange. Finally, due to potential regulatory limitations, USNG may determine to hold greater amounts of cash and cash equivalents and lesser amounts of Natural Gas Interests, if it determines that will most appropriately satisfy USNG’s investment objective. Holding more cash and cash equivalents and less Natural Gas Interests for some period of time may result in increased tracking error. There are additional Other Natural Gas-Related Investments that USNG is permitted to invest in whose price movements may not track the settlement price of the Benchmark Futures Contract.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month Natural Gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between March 31, 2003 and March 31, 2013. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12 month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12 month contracts whose delivery falls during the winter season.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Natural Gas Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of USNG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in USNG units during the three months ended March 31, 2013 relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2012 and held to March 31, 2013 increased, based upon the changes in the per unit NAV for USNG units on those days, by approximately 16.22%, while the spot price of natural gas for immediate delivery during the same period increased by approximately 20.08% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2011 to March 31, 2012, contango impacted the total return on an investment in USNG units relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2011 and held to March 31, 2012 decreased, based upon the changes in the per unit NAV for USNG units on those days, by approximately 38.14%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 28.87% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the three months ended March 31, 2013, natural gas prices in the United States were volatile and finished the period higher than the beginning of the year. Prices were impacted by several factors. Colder weather in some parts of the country increased demand for natural gas, while a historic storage surplus that had weighed on prices in recent years fell below the five-year average and 2012 levels. As of March 31, 2013, the amount of natural gas in storage had reached 1,687 billion cubic feet, which was approximately 3% and 32% below the five-year average and 2012 levels, respectively.

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

For the ten-year time period between March 31, 2003 and March 31, 2013, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated with the movements of unleaded gasoline, diesel-heating oil, crude oil, large cap U.S. equities, U.S. government bonds or global equities.

Correlation Matrix March 31, 2003-2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.266)	0.965	0.393	0.373	0.260	0.111
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.255)	(0.271)	(0.260)	(0.266)	0.011
Global Equities (FTSE World Index)			1.000	0.462	0.443	0.305	0.152
Crude Oil				1.000	0.851	0.732	0.324
Diesel-Heating Oil					1.000	0.765	0.382
Unleaded Gasoline						1.000	0.262
Natural Gas							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated, either positively or negatively, with large-cap U.S. equities, global equities, crude oil and diesel-heating oil. Movement in natural gas over this particular time period had a weak, negative correlation with movements in unleaded gasoline. However, U.S. government bonds had a positive, yet weak, correlation over the shorter time period.

Correlation Matrix 12 Months ended March 31, 2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.723)	0.919	0.674	0.365	0.741	(0.063)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.737)	(0.359)	(0.425)	(0.469)	0.314
Global Equities (FTSE World Index)			1.000	0.727	0.725	0.575	0.011
Crude Oil				1.000	0.867	0.588	(0.223)
Diesel-Heating Oil					1.000	0.586	(0.255)
Unleaded Gasoline						1.000	(0.320)
Natural Gas							1.000

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

USCF has evaluated the nature and types of estimates that it makes in preparing USNG’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by USNG for its Natural Gas Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USNG estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

USNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on investments in Treasuries, cash and/or cash equivalents. USNG has allocated substantially all of its net assets to trading in Natural Gas Interests. USNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of USNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in USNG’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from USNG’s investments in money market funds and Treasuries is paid to USNG. During the three months ended March 31, 2013, USNG’s expenses exceeded the income USNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2013, USNG used other assets to pay expenses, which could cause a drop in USNG’s NAV over time. To the extent expenses exceed income, USNG’s NAV will be negatively impacted.

USNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, USNG’s over-the-counter contracts have very limited liquidity since they are negotiated agreements that are not transferable by USNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. Such market conditions or contractual limits could prevent USNG from promptly liquidating its positions in Natural Gas Interests. During the three months ended March 31, 2013, USNG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USNG cannot predict whether such an event may occur in the future.

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

Market Risk

Trading in Natural Gas Futures Contracts and Other Natural Gas-Related Investments, such as forwards, involves USNG entering into contractual commitments to purchase or sell natural gas at a specified date in the future. The aggregate market value of the contracts will significantly exceed USNG’s future cash requirements since USNG intends to close out its open positions prior to settlement. As a result, USNG is generally only subject to the risk of loss arising from the change in value of the contracts. USNG considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with USNG’s commitments to purchase natural gas is limited to the aggregate market value of the contracts held. However, should USNG enter into a contractual commitment to sell natural gas, it would be required to make delivery of the natural gas at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of natural gas, the market risk to USNG could be unlimited.

USNG’s exposure to market risk depends on a number of factors, including the markets for natural gas, the volatility of interest rates and foreign exchange rates, the liquidity of the Natural Gas Futures Contracts and Other Natural Gas-Related Investments markets and the relationships among the contracts held by USNG. Drastic market occurrences could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When USNG enters into Natural Gas Futures Contracts and Other Natural Gas-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Natural Gas Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USNG in such circumstances.

During the three months ended March 31, 2013, USNG entered into fully collateralized over-the-counter transactions with two counterparties, JPMorgan Chase Bank, NA (“JPMorgan”) and Deutsche Bank AG (“Deutsche Bank”). Unlike most exchange-traded futures contracts, cleared swaps or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

USCF attempts to manage the credit risk of USNG by following various trading limitations and policies. In particular, USNG generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Natural Gas Futures Contracts and Other Natural Gas-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USNG to limit its credit exposure. UBS Securities LLC, USNG’s commodity broker, or any other broker that may be retained by USNG in the future, when acting as USNG’s FCM in accepting orders to purchase or sell Natural Gas Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USNG, all assets of USNG relating to domestic Natural Gas Futures Contracts trading. These FCMs are not allowed to commingle USNG’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USNG’s assets related to foreign Natural Gas Futures Contracts trading and, in some cases, to cleared swaps executed through the FCM. Similarly, under its current over-the-counter agreements, USNG requires that collateral it posts or receives be posted with its custodian and, under agreements among the custodian, USNG and its counterparties, such collateral is segregated.

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2013, USNG held cash deposits and investments in Treasuries and money market funds in the amount of $960,655,598 with the custodian and FCM. Some or all of these amounts may be subject to loss should USNG’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2013, USNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USNG. While USNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USNG’s financial position.

European Sovereign Debt

USNG had no direct exposure to European sovereign debt as of March 31, 2013 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of March 31, 2013, USNG’s portfolio consisted of 5,957 Natural Gas Futures NG May 2013 Contracts traded on the NYMEX, 9,952 Natural Gas Financially Settled Futures NN May 2013 Contracts traded on the NYMEX, 38,192 Natural Gas Futures LD1 H May 2013 Contracts traded on the ICE Futures US and total return swaps with an aggregate market value of $4,084,315. For a list of USNG’s current holdings, please see USNG’s website at www.unitedstatesnaturalgasfund.com.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

At March 31, 2013, USNG maintained fully-collateralized over-the-counter swap transactions (“OTC Contracts”) with two counterparties, JPMorgan and Deutsche Bank. Unlike most exchange-traded futures contracts, cleared swaps or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

During the three months ended March 31, 2013, USNG employed hedging methods such as those described above to the extent it invested in fully-collateralized over-the-counter swap transactions designed to track percentage changes in the price of the Benchmark Futures Contract. During the three months ended March 31, 2013, USNG was exposed to counterparty risk on its fully-collateralized over-the-counter swap transactions with two counterparties, JPMorgan and Deutsche Bank.

The counterparty credit ratings for the exposure on over-the-counter swap transactions to which USNG was a party that would be owed to USNG due to a default or early termination by USNG’s counterparties at March 31, 2013, December 31, 2012 and March 31, 2012 were:

	March 31, 2013
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa3	2	$209,656,318	$4,098,432	$6,642,358	$(2,543,926)

Total	2	$209,656,318	$4,098,432	$6,642,358	$(2,543,926)

	December 31, 2012
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa3	2	$186,936,060	$(3,456,562)	$1,700,020	$(5,156,582)

Total	2	$186,936,060	$(3,456,562)	$1,700,020	$(5,156,582)

	March 31, 2012
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa3	2	$170,487,008	$(16,147,705)	$0	$(16,147,705)

Total	2	$170,487,008	$(16,147,705)	$0	$(16,147,705)

*	The difference reflects minimum transfer amounts for collateral and potentially one day’s movement in the underlying total return, which would be collateralized the following business day.

The aggregate notional amount of USNG’s over-the-counter derivative transactions, which consisted of total return swaps, increased to $209,656,318 at March 31, 2013, as compared to $170,487,008 at March 31, 2012. The aggregate notional amount of these derivative transactions, which is not included in the Condensed Schedule of Investments (Unaudited), is indicative of USNG’s activities in derivative transactions, but is not an indicator of the level of credit risk associated with these transactions. The aggregate notional amount of USNG’s over-the-counter swap transactions represented 20.24% of USNG’s total assets as of March 31, 2013.

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

At March 31, 2013, USNG’s counterparties posted $6,460,229 in cash and $182,127 in securities as collateral with USNG’s custodian, as compared with $0 in cash and $0 in securities at March 31, 2012. Under these over-the-counter swap agreements, USNG posted collateral with respect to its obligations of $16,704,415 in cash and $17,924,787 in securities, such as Treasuries, at March 31, 2013, as compared with $23,632,893 in cash and $19,680,900 in securities at March 31, 2012.

USNG anticipates that the use of Other Natural Gas-Related Investments together with its investments in Natural Gas Futures Contracts will produce price and total return results that closely track the investment goals of USNG. However, there can be no assurance of this. OTC Contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Natural Gas Futures Contracts, which may impact USNG’s ability to successfully track the Benchmark Futures Contract.

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

There have been no material changes to the risk factors previously disclosed in USNG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on February 27, 2013.

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

Date: May 10, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 10, 2013

