Form 10-Q
period 2013-06-30
United States Natural Gas Fund, LP
filed 2013-08-09
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

UNITED STATES NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At June 30, 2013 (Unaudited) and December 31, 2012

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 5)	$773,586,764	$1,100,510,722
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	130,048,701	144,803,499
Unrealized loss on open commodity futures contracts	(44,414,290)	(14,596,843)
Unrealized loss on open swap contracts	(10,851,459)	(3,470,939)
Receivable for units sold	89,080,052	19,007,766
Dividend receivable	10,653	16,356
Other assets	60,983	11,953

Total assets	$937,521,404	$1,246,282,514

Liabilities and Partners' Capital
Payable for units redeemed	$33,996,672	$57,644,550
Professional fees payable	811,669	1,602,883
General Partner management fees payable (Note 3)	436,837	585,420
Brokerage commissions payable	69,750	122,250
Interest payable	153	153
Other liabilities	41,941	54,602

Total liabilities	35,357,022	60,009,858

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	902,164,382	1,186,272,656
Total Partners' Capital	902,164,382	1,186,272,656

Total liabilities and partners' capital	$937,521,404	$1,246,282,514

Limited Partners' units outstanding	47,766,476	62,866,476
Net asset value per unit	$18.89	$18.87
Market value per unit	$18.95	$18.90

See accompanying notes to condensed financial statements.

 United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2013

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
Foreign Contracts
ICE Natural Gas Futures LD1 H August 2013 contracts, expiring August 2013	38,192	$(24,712,540)	(2.74)
NYMEX Natural Gas Futures NG August 2013 contracts, expiring July 2013	8,093	(13,421,590)	(1.49)
NYMEX Natural Gas Futures NN August 2013 contracts, expiring July 2013	9,952	(6,280,160)	(0.69)
Total Open Futures Contracts ***	56,237	$(44,414,290)	(4.92)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.07%, 10/31/2013*	$100,000,000	$99,975,275	11.08
0.06%, 11/21/2013	65,000,000	64,984,508	7.21
Total Treasury Obligations		164,959,783	18.29

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	101,608,278	101,608,278	11.26
Goldman Sachs Financial Square Funds - Government Fund - Class FS	150,508,087	150,508,087	16.68
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	200,495,952	200,495,952	22.22
Wells Fargo Advantage Government Money Market Fund - Class I	100,001,712	100,001,712	11.09
Total Money Market Funds		552,614,029	61.25
Total Cash Equivalents		$717,573,812	79.54

Open Over-the-Counter Total Return Swap Contracts

	Notional Amount**	Market Value	Unrealized Loss	Termination Dates	Collateral Pledged
Swap agreement to receive return on the Custom Natural Gas Index (UNG) - Excess Return	$109,256,034	$(5,035,206)	$(5,035,206)	10/23/2013	20,927,795	****
Swap agreement to receive return on the NYMEX Henry Hub Natural Gas Futures Contract	86,213,889	(5,816,253)	(5,816,253)	8/31/2013	21,851,940	****
Total unrealized loss on open swap contracts			$(10,851,459)

* Security or partial security segregated as collateral for open over-the-counter total return swap contracts.

** The aggregate notional amount of USNG’s over-the-counter swap transactions represented 20.85% of USNG’s total assets as of June 30, 2013.

*** Collateral amounted to $130,046,400 on open futures contracts.

**** Financial Instruments.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2013 and 2012

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed futures contracts	$(10,692,690)	$(21,525,095)	$77,561,512	$(320,916,173)
Realized gain (loss) on closed swap contracts	(14,361,282)	5,092,756	8,203,508	(86,284,041)
Change in unrealized gain (loss) on open futures contracts	(78,127,470)	178,004,797	(29,817,447)	144,307,817
Change in unrealized gain (loss) on open swap contracts	(14,935,774)	26,708,280	(7,380,520)	23,342,956
Dividend income	34,929	28,497	71,617	52,798
Interest income	43,279	34,732	100,387	64,870
Other income	62,000	64,000	122,000	106,000

Total income (loss)	(117,977,008)	188,407,967	48,861,057	(239,325,773)

Expenses
General Partner management fees (Note 3)	1,363,767	1,335,505	2,924,929	2,715,198
Brokerage commissions	529,248	929,220	1,198,958	1,950,611
Professional fees	495,382	318,278	897,254	614,919
Other expenses	85,208	72,810	169,574	133,852

Total expenses	2,473,605	2,655,813	5,190,715	5,414,580

Net income (loss)	$(120,450,613)	$185,752,154	$43,670,342	$(244,740,353)
Net income (loss) per limited partnership unit	$(3.04)	$3.26	$0.02	$(6.61)
Net income (loss) per weighted average limited partnership unit	$(2.85)	$3.48	$0.90	$(5.02)
Weighted average limited partnership units outstanding	42,314,828	53,337,905	48,731,669	48,714,755

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the six months ended June 30, 2013

	General Partner	Limited Partners	Total

Balances, at December 31, 2012	$–	$1,186,272,656	$1,186,272,656
Addition of 54,900,000 partnership units	–	1,117,450,433	1,117,450,433
Redemption of 70,000,000 partnership units	–	(1,445,229,049)	(1,445,229,049)
Net income	–	43,670,342	43,670,342

Balances, at June 30, 2013	$–	$902,164,382	$902,164,382

Net Asset Value Per Unit:
At December 31, 2012			$18.87
At June 30, 2013			$18.89

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2013 and 2012

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash Flows from Operating Activities:
Net income (loss)	$43,670,342	$(244,740,353)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease in commodity futures trading account – cash and cash equivalents	14,754,798	56,657,330
Unrealized (gain) loss on open futures contracts	29,817,447	(144,307,817)
Unrealized (gain) loss on open swap contracts	7,380,520	(23,342,956)
(Increase) decrease in dividend receivable	5,703	(856)
Decrease in interest receivable	–	174
Increase in other assets	(49,030)	(23,466)
Decrease in investment payable	–	(772)
Decrease in professional fees payable	(791,214)	(1,073,994)
Decrease in General Partner management fees payable	(148,583)	(125,495)
Decrease in brokerage commissions payable	(52,500)	(16,000)
Decrease in other liabilities	(12,661)	(46,202)
Net cash provided by (used in) operating activities	94,574,822	(357,020,407)

Cash Flows from Financing Activities:
Addition of partnership units	1,047,378,147	1,117,626,448
Redemption of partnership units	(1,468,876,927)	(866,199,851)
Net cash provided by (used in) financing activities	(421,498,780)	251,426,597

Net Decrease in Cash and Cash Equivalents	(326,923,958)	(105,593,810)

Cash and Cash Equivalents, beginning of period	1,100,510,722	938,678,961
Cash and Cash Equivalents, end of period	$773,586,764	$833,085,151

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2013 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“USNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. USNG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USNG’s units traded on the American Stock Exchange (the “AMEX”). USNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fourth Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of USNG is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the daily changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”), that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less USNG’s expenses. It is not the intent of USNG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of USNG to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USNG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). The net assets of USNG consist primarily of investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause USNG to invest in Other Natural Gas-Related Investments including those allowing USNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q. USCF is authorized by USNG in its sole judgment to employ, establish the terms of employment for and terminate commodity trading advisors of futures commission merchants. As of June 30, 2013, USNG held 8,093 NG Futures August 2013 Contracts and 9,952 NN Financially Settled Futures August 2013 Contracts traded on the NYMEX, 38,192 LD1 H Futures August 2013 Contracts traded on the ICE Futures US, and over-the-counter swap transactions with two counterparties, JPMorgan Chase Bank, NA and Deutsche Bank AG.

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

In April 2007, USNG initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, USNG listed its units on the AMEX under the ticker symbol “UNG”. On that day, USNG established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,001,000. USNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of June 30, 2013, USNG had registered a total of 430,100,000 units.

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

In accordance with GAAP, USNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USNG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USNG is not subject to income tax return examinations by major taxing authorities for years before 2009. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USNG recording a tax liability that reduces net assets. However, USNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2013.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at June 30, 2013.

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

The unaudited condensed financial information and pro forma financial information, as well as the historical financial information as of and for the year ended December 31, 2012, was derived from USNG’s historical financial statements and has been audited by Spicer Jeffries LLP. The financial information as of and for the six months ended June 30, 2013 is unaudited. The condensed financial statements in this quarterly report on Form 10-Q are presented in accordance with Accounting Standards Codification 260 for purposes of presenting the 4-for-1 reverse split on a historical basis for all periods reported.

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

Ongoing Registration Fees and Other Offering Expenses

USNG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2013 and 2012, USNG did not incur registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, USNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, USNG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, USNG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2013 and 2012, USNG incurred $73,544 and $68,000, respectively, under this arrangement.

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

The above fee does not include the following expenses, which are also borne by USCF: the cost of placing advertisements in various periodicals; website construction and development; or the printing and production of various marketing materials.

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

USNG has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USNG in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through UBS Securities for USNG’s account. In accordance with the agreement, UBS Securities charges USNG commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when USNG issues units as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when USNG redeems units as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USNG also incurs commissions to brokers for the purchase and sales of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the six months ended June 30, 2013, total commissions accrued to brokers amounted to $1,198,958. Of this amount, approximately $1,009,042 was a result of rebalancing costs and approximately $189,916 was the result of trades necessitated by creation and redemption activity. By comparison, during the six months ended June 30, 2012, total commissions accrued to brokers amounted to $1,950,611. Of this amount, approximately $1,690,243 was the result of rebalancing costs and approximately $260,368 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was a function of two factors: i) decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded and ii) a reduction in average commission rates during the six months ended June 30, 2013. As an annualized percentage of average daily total net assets, the figure for the six months ended June 30, 2013 represents approximately 0.24% of average daily total net assets. By comparison, the figure for the six months ended June 30, 2012 represented approximately 0.43% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of USNG’s investment contracts were exchange-traded futures contracts or fully-collateralized over-the-counter swaps through June 30, 2013. The liquidity and credit risks associated with exchange-traded contracts and cleared swaps are generally perceived to be less than those associated with over-the-counter swap transactions since, in over-the-counter swap transactions, a party must rely solely on the credit of its respective individual counterparties. At June 30, 2013, USNG maintained over-the-counter swap transactions with two counterparties, JPMorgan Chase Bank, NA and Deutsche Bank AG. Over-the-counter swap transactions subject USNG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. However, as compared to its over-the-counter swap transactions, it may more easily realize value by reselling its futures contracts. In addition, USNG bears the risk of financial failure by the clearing broker.

At June 30, 2013, USNG’s counterparties posted $0 in cash and $0 in securities as collateral with USNG’s custodian, as compared with $9,100,249 in cash and $0 in securities at June 30, 2012. Under these over-the-counter swap agreements, USNG posted collateral with respect to its obligations of $21,851,940 in cash and $20,927,795 in securities, such as Treasuries, at June 30, 2013, as compared with $13,905,308 in cash and $18,471,865 in securities at June 30, 2012.

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

USCF invests a portion of USNG’s cash in money market funds that seek to maintain a stable per unit NAV. USNG is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2013 and December 31, 2012, USNG held investments in money market funds in the amounts of $552,614,029 and $552,614,029, respectively. USNG also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands, and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of June 30, 2013 and December 31, 2012, USNG held cash deposits and investments in Treasuries in the amounts of $351,021,436 and $692,700,192, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USNG’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2013 and 2012 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2013 (Unaudited)	For the six months ended June 30, 2012 (Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$18.87	$25.88 *
Total income (loss)	0.13	(6.50)
Total expenses	(0.11)	(0.11)
Net increase (decrease) in net asset value	0.02	(6.61)
Net asset value, end of period	$18.89	$19.27

Total Return	0.11%	(25.54)%

Ratios to Average Net Assets
Total income (loss)	4.94%	(26.25)%
Expenses excluding management fees**	0.46%	0.60%
Management fees**	0.60%	0.60%
Net income (loss)	4.42%	(26.85)%

*	On February 21, 2012, there was a 4-for-1 reverse unit split. The Financial Highlights (Unaudited) have been adjusted for the period shown to reflect the 4-for-1 reverse unit split on a retroactive basis.

**	Annualized.

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

The following table summarizes the valuation of USNG’s securities at June 30, 2013 using the fair value hierarchy:

At June 30, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$717,573,812	$717,573,812	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(44,414,290)	(44,414,290)	—	—
Over-the-Counter Total Return Swap Contracts	(10,851,459)	—	—	(10,851,459)

During the six months ended June 30, 2013, there were no transfers between Level I and Level II.

Following is a reconciliation of assets in which significant unobservable inputs (Level III) were used in determining fair value as of June 30, 2013:

Total Return Swap Contracts
Beginning balance as of 12/31/12	$(3,470,939)
Realized gain (loss)*	—
Change in unrealized gain (loss)	(7,380,520)
Ending balance as of 06/30/13	$(10,851,459)

*	The realized gain (loss) incurred during the six months ended June 30, 2013 for total return swaps was $8,203,508.

The following table summarizes the valuation of USNG’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$882,586,367	$882,586,367	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(14,596,843)	(14,596,843)	—	—
Over-the-Counter Total Return Swap Contracts	(3,470,939)	—	—	(3,470,939)

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2013	Fair Value At December 31, 2012
Futures - Commodity Contracts	Assets	$(44,414,290)	$(14,596,843)
Swaps - Commodity Contracts	Assets	(10,851,459)	(3,470,939)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2013		For the six months ended June 30, 2012
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed futures positions	$77,561,512		$(320,916,173)

	Change in unrealized gain (loss) on open futures positions		$(29,817,447)		$144,307,817

Swaps - Commodity Contracts	Realized gain (loss) on closed swap contracts	8,203,508		(86,284,041)

	Change in unrealized gain (loss) on open swap contracts		(7,380,520)		23,342,956

NOTE 8 — SUBSEQUENT EVENTS

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

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If USNG and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USNG could be ordered to reduce its aggregate net position back to the accountability level. As of June 30, 2013, USNG held 8,093 NYMEX Natural Gas Futures NG contracts and 9,952 NYMEX Natural Gas Futures NN contracts. As of June 30, 2013, USNG held 38,192 Natural Gas Futures LD1 H Contracts traded on the ICE Futures US. USNG exceeded accountability levels of the NYMEX during the six months ended June 30, 2013, when it held a maximum of 20,533 Natural Gas Futures NG contracts. No action was taken by the NYMEX and USNG did not reduce the number of Natural Gas Futures Contracts held as a result. USNG exceeded accountability levels of ICE Futures during the six months ended June 30, 2013, when it held a maximum of 38,192 Natural Gas Futures LD1 H Contracts, exceeding the “any” month limit. No action was taken by ICE Futures and USNG did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USNG will run up against such position limits because USNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the six months ended June 30, 2013, USNG did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear the same types of swaps. As a result, if USNG enters into or has entered into certain interest rate and credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require USNG to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable Prudential Regulator.

On April 11, 2013, the CFTC published a final rule to exempt swaps between certain affiliated entities within a corporate group from the clearing requirement. The rule permits affiliated counterparties to elect not to clear a swap subject to the clearing requirement if, among other things, the counterparties are majority-owned affiliates whose financial statements are included in the same consolidated financial statements and whose swaps are documented and subject to a centralized risk management program. However, the exemption does not apply to swaps entered into by affiliated counterparties with unaffiliated counterparties.

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

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the CEA and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as USNG) in the form of higher fees and expenses that related to trading swaps. On July 27, 2013, the Division of Swap Dealer and Intermediary Oversight issued a time-limited no-action letter delaying the implementation of some of the documentation requirements placed on “swap dealers” and “major swap participants” for certain foreign-exchange forwards and swaps until September 1, 2013.

On April 5, 2013, the CFTC’s Division of Clearing and Risk issued a letter granting no-action relief from certain swap data reporting requirements for swaps entered into between affiliated counterparties. In general, the letter grants relief from, among others: real-time, historical and regular swap reporting (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively).

On April 9, 2013, the CFTC’s Division of Market Oversight issued a letter granting time-limited no-action relief to non-swap dealer, non-major swap participant counterparties from the real-time, regular and historical swap reporting requirements (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively). The regular reporting requirements (Part 45 of the CFTC regulations) for interest rate and credit default swaps of a financial entity (including a commodity pool such as USNG) began on April 10, 2013. The letter delays implementation of the reporting requirements based upon the asset class underlying the swap and the classification of the reporting counterparty. For a financial entity (including a commodity pool such as USNG), regular reporting requirements for equity, foreign exchange and other commodity swaps (including swaps on natural gas) began on May 29, 2013 and reporting of all historical swaps for all asset classes begins on September 30, 2013.

The effect of the future regulatory change on USNG is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) and a swaps firm (pending) with the CFTC, is authorized by the Fourth Amended and Restated Agreement of Limited Partnership of USNG (the “LP Agreement”) to manage USNG. USCF is authorized by USNG in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or FCMs.

Price Movements

Natural gas futures prices were volatile during the six months ended June 30, 2013. The price of the Benchmark Futures Contract started the period at $3.351 per million British thermal units (“MMBtu”). The low of the period was on January 9, 2013, when the price dropped to $3.113 per MMBtu. The high of the period was on April 9, 2013, when the price reached $4.437 per MMBtu. The period ended with the Benchmark Futures Contract at $3.565 per MMBtu, an increase of approximately 6.39% over the period. USNG’s per unit NAV began the period at $18.87 and ended the period at $18.89 on June 30, 2013, an increase of approximately 0.11% over the period. USNG’s per unit NAV reached its high for the period on April 19, 2013 at $23.98 and reached its low for the period on January 9, 2013 at $17.53. The Benchmark Futures Contract prices listed above began with the February 2013 contracts and ended with the August 2013 contracts. The increase of approximately 6.39% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USNG seeks to track, which are more fully described below in the section titled “Tracking USNG’s Benchmark.”

During the six months ended June 30, 2013, the natural gas futures market was primarily in a state of contango, meaning that the price of the near month natural gas Futures Contract was lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. A contango market is one in which the price of the near month natural gas Futures Contract is less than the price of the next month natural gas Futures Contract, or contracts further away from expiration. As a result of contango or backwardation, as the case may be, the return of approximately 6.39% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 units, USNG has registered four subsequent offerings of its units: 50,000,000 units which were registered with the SEC on November 21, 2007, 100,000,000 units which were registered with the SEC on August 28, 2008, 300,000,000 units which were registered with the SEC on May 6, 2009 and 1,000,000,000 units which were registered with the SEC on August 12, 2009. Units offered by USNG in the subsequent offerings were sold by it for cash at the units’ per unit NAV as described in the applicable prospectus. On March 8, 2011, after the close of trading on the NYSE Arca, USNG effected a 2-for-1 reverse unit split and post-split units of USNG began trading on March 9, 2011. As a result of the reverse unit split, every two pre-split units of USNG were automatically exchanged for one post-split unit. Immediately prior to the reverse unit split, there were 447,200,000 units of USNG issued and outstanding, representing a per unit NAV of $5.16. Immediately after the reverse unit split, the number of issued and outstanding units of USNG decreased to 223,600,000, not accounting for fractional units, and the per unit NAV increased to $10.31. On February 21, 2012, after the close of trading on the NYSE Arca, USNG effected a 4-for-1 reverse unit split and post-split units of USNG began trading on February 22, 2012. As a result of the reverse unit split, every four pre-split units of USNG were automatically exchanged for one post-split unit. Immediately prior to the reverse unit split, there were 174,297,828 units of USNG issued and outstanding, representing a per unit NAV of $5.51. Immediately after the reverse unit split, the number of issued and outstanding units of USNG decreased to 43,574,457, not accounting for fractional units, and the per unit NAV increased to $22.04. As of June 30, 2013, USNG had issued 1,284,300,000 units, 47,766,476 of which were outstanding. As of June 30, 2013, there were 195,700,000 units registered but not yet issued.

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

As of June 30, 2013, USNG had the following authorized purchasers: ABN Amro, Banc of America Securities LLC, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Fimat USA LLC, Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC, Virtu Financial Capital Markets and Virtu Financial DB LLC.

For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

As of June 30, 2013, the total unrealized loss on Natural Gas Futures Contracts and over-the-counter swap contracts owned or held on that day was $55,265,749 and USNG established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $903,635,465. USNG held 85.61% of its cash assets in overnight deposits and investments in Treasuries and money market funds at its custodian bank, while 14.39% of the cash balance was held as investments in Treasuries and as margin deposits for the Natural Gas Futures Contracts purchased at the FCM. The ending per unit NAV on June 30, 2013 was $18.89.

By comparison, as of June 30, 2012, the total unrealized gain on Natural Gas Futures Contracts, cleared swap contracts and over-the-counter swap contracts owned or held on that day was $105,852,776 and USNG established cash deposits and investments in Treasuries and money market funds that were equal to $983,055,725. USNG held 84.74% of its cash assets in overnight deposits and investments in Treasuries and money market funds at its custodian bank, while 15.26% of the cash balance was held as investments in Treasuries and margin deposits for the Natural Gas Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for June 30, 2013 as compared to June 30, 2012, was the result of USNG’s smaller size during the six months ended June 30, 2013 as measured by total net assets. The ending per unit NAV on June 30, 2012 was $19.27. The decrease in the per unit NAV for June 30, 2013 as compared to June 30, 2012, was primarily due to the impact of contango during the period ended June, 2013.

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

During the six months ended June 30, 2013, the average daily total net assets of USNG were $988,716,411. The management fee incurred by USNG during the period amounted to $2,924,929, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged approximately 0.60% over the course of this six month period. By comparison, during the six months ended June 30, 2012, the average daily total net assets of USNG were $911,651,594. The management fee paid by USNG during this six month period amounted to $2,715,198, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged approximately 0.60% over the course of this six month period.

In addition to the management fee, USNG pays all brokerage fees, transaction costs for over-the-counter swaps and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the six months ended June 30, 2013 was $2,265,786, as compared to $2,699,382 for the six months ended June 30, 2012. The decrease in total expenses excluding management fees for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, was primarily due to reduced trading activity during the six months ended June 30, 2013. For the six months ended June 30, 2013 and 2012, USNG did not incur ongoing registration fees and other expenses relating to the registration and offering of additional units.

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

USNG also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the six months ended June 30, 2013, total commissions accrued to brokers amounted to $1,198,958. Of this amount, approximately $1,009,042 was a result of rebalancing costs and approximately $189,916 was the result of trades necessitated by creation and redemption activity. By comparison, during the six months ended June 30, 2012, total commissions accrued to brokers amounted to $1,950,611. Of this amount, approximately $1,690,243 was a result of rebalancing costs and approximately $260,368 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, was a function of two factors, i) decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded and ii) a reduction in average commission rates during the six months ended June 30, 2013. As an annualized percentage of average daily total net assets, the figure for the six months ended June 30, 2013 represents approximately 0.24% of average daily total net assets. By comparison, the figure for the six months ended June 30, 2012 represented approximately 0.43% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USNG incurred $329,440 in transaction costs during the six months ended June 30, 2013 as compared to $441,246 in transaction costs during the six months ended June 30, 2012. USNG’s transaction costs were lower during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, due to reduced investment in Other Natural Gas-Related Investments, including over-the-counter swap transactions, during the six months ended June 30, 2013. However, these costs remain slightly higher as compared to those for exchange-traded Natural Gas Interests.

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG. These costs are estimated to be $2,000,000 for the year ending December 31, 2013.

Dividend and Interest Income. USNG seeks to invest its assets such that it holds Natural Gas Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the six months ended June 30, 2013, USNG earned $172,004 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.04%. USNG purchased Treasuries during the six months ended June 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the six months ended June 30, 2012, USNG earned $117,668 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USNG purchased Treasuries during the six months ended June 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USNG, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. As a result, the amount of income earned by USNG as a percentage of average daily total net assets was higher during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Portfolio Expenses. During the three months ended June 30, 2013, the average daily total net assets of USNG were $911,676,369. The management fee incurred by USNG during the period amounted to $1,363,767, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged approximately 0.60% over the course of this three month period. By comparison, during the three months ended June 30, 2012, the average daily total net assets of USNG were $896,755,397. The management fee paid by USNG during this three month period amounted to $1,335,505, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged approximately 0.60% over the course of this three month period.

In addition to the management fee, USNG pays all brokerage fees, transaction costs for over-the-counter swaps and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended June 30, 2013 was $1,109,838, as compared to $1,320,308 for the three months ended June 30, 2012. The decrease in total expenses excluding management fees for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, was primarily due to reduced trading activity during the three months ended June 30, 2013. For the three months ended June 30, 2013 and 2012, USNG did not incur ongoing registration fees and other expenses relating to the registration and offering of additional units.

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

USNG also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the three months ended June 30, 2013, total commissions accrued to brokers amounted to $529,248. Of this amount, approximately $441,186 was a result of rebalancing costs and approximately $88,062 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended June 30, 2012, total commissions accrued to brokers amounted to $929,220. Of this amount, approximately $772,273 was a result of rebalancing costs and approximately $156,947 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, was due to a lower number of Natural Gas Interests being held and traded during the three months ended June 30, 2013. As an annualized percentage of average daily total net assets, the figure for the three months ended June 30, 2013 represents approximately 0.23% of average daily total net assets. By comparison, the figure for the three months ended June 30, 2012 represented approximately 0.42% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USNG incurred $174,232 in transaction costs during the three months ended June 30, 2013 as compared to $211,316 in transaction costs during the three months ended June 30, 2012. USNG’s transaction costs were lower during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, due to reduced investment in Other Natural Gas-Related Investments, including over-the-counter swap transactions, during the three months ended June 30, 2013. However, these costs remain slightly higher as compared to those for exchange-traded Natural Gas Interests.

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG. These costs are estimated to be $2,000,000 for the year ending December 31, 2013.

Dividend and Interest Income. USNG seeks to invest its assets such that it holds Natural Gas Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended June 30, 2013, USNG earned $78,208 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.04%. USNG purchased Treasuries during the three months ended June 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended June 30, 2012, USNG earned $63,229 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USNG purchased Treasuries during the three months ended June 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USNG, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. As a result, the amount of income earned by USNG as a percentage of average daily total net assets was higher during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

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

For the 30-valuation days ended June 28, 2013, the simple average daily change in the Benchmark Futures Contract was (0.367)%, while the simple average daily change in the per unit NAV of USNG over the same time period was (0.372)%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was 2.03%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USNG’s per unit NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended June 28, 2013, the last trading day in June. The second chart below shows the monthly total returns of USNG as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USNG’s units to the public on April 18, 2007 to June 30, 2013, the simple average daily change in the Benchmark Futures Contract was (0.151)%, while the simple average daily change in the per unit NAV of USNG over the same time period was (0.153)%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.301)%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the six months ended June 30, 2013, the actual total return of USNG as measured by changes in its per unit NAV was 0.11%. This is based on an initial per unit NAV of $18.87 as of December 31, 2012 and an ending per unit NAV as of June 30, 2013 of $18.89. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USNG would have had an estimated per unit NAV of $18.99 as of June 30, 2013, for a total return over the relevant time period of 0.64%. The difference between the actual per unit NAV total return of USNG of 0.11% and the expected total return based on the Benchmark Futures Contract of 0.64%was an error over the time period of (0.53)%, which is to say that USNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USNG pays, offset in part by the income that USNG collects on its cash and cash equivalent holdings. During the six months ended June 30, 2013, USNG earned dividend and interest income of $172,004, which is equivalent to a weighted average income rate of approximately 0.04% for such period. In addition, during the six months ended June 30, 2013, USNG also collected $122,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USNG’s actual total return. However, if the total assets of USNG increase, USCF believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the six months ended June 30, 2013, USNG incurred total expenses of $5,190,715. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(4,896,711), which is equivalent to an annualized weighted average net income rate of approximately (1.00)% for the six months ended June 30, 2013.

By comparison, for the six months ended June 30, 2012, the actual total return of USNG as measured by changes in its per unit NAV was (25.54)%. This was based on an initial per unit NAV, taking into account the reverse unit split, of $25.88* as of December 31, 2011 and an ending per unit NAV as of June 30, 2012 of $19.27. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USNG would have had an estimated per unit NAV of $19.38 as of June 30, 2012, for a total return over the relevant time period of (25.12)%. The difference between the actual per unit NAV total return of USNG of (25.54)% and the expected total return based on the Benchmark Futures Contract of (25.12)% was an error over the time period of (0.42)%, which is to say that USNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USNG paid, offset in part by the income that USNG collected on its cash and cash equivalent holdings. During the six months ended June 30, 2012, USNG earned dividend and interest income of $117,668, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the six months ended June 30, 2012, USNG also collected $106,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USNG’s actual total return. During the six months ended June 30, 2012, USNG incurred total expenses of $5,414,580. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(5,190,912), which is equivalent to an annualized weighted average net income rate of approximately (1.15)% for the six months ended June 30, 2012.

*	Adjusted to give effect to the reverse unit split of 4-for-1 executed on February 21, 2012.

There are currently three factors that have impacted or are most likely to impact USNG’s ability to accurately track its Benchmark Futures Contract.

First, USNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USNG executes the trade. In that case, USNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per unit NAV of USNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2013, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USNG’s attempt to track the Benchmark Futures Contract over time.

Second, USNG earns dividend and interest income on its cash, cash equivalents and Treasuries. USNG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six months ended June 30, 2013. Interest payments, and any other income, were retained within the portfolio and added to USNG’s NAV. When this income exceeds the level of USNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USNG will realize a net yield that will tend to cause daily changes in the per unit NAV of USNG to track slightly higher than daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2013, USNG earned, on an annualized basis, approximately 0.04% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of approximately 0.60% for management fees, approximately 0.24% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.22% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.02)% and affected USNG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USNG will continue to be higher than interest earned by USNG. As such, USCF anticipates that USNG will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USNG.

Third, USNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per unit NAV of USNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2013, USNG held Other Natural Gas-Related Investments. These holdings included a financially settled natural gas futures contract traded on NYMEX whose settlement price tracks the settlement price of the Benchmark Futures Contract. USNG also held investments in natural gas futures contracts traded on the ICE Futures US whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized over-the-counter swaps designed to track the settlement price of the Benchmark Futures Contract. USNG has invested in Other Natural Gas-Related Investments, such as over-the-counter swaps, which has increased transaction-related expenses and may result in increased tracking error. Over-the-counter swaps increase transaction-related expenses due to the fact that USNG must pay to the swap counterparty certain fees that USNG does not have to pay for transactions executed on an exchange. Finally, due to potential regulatory limitations, USNG may determine to hold greater amounts of cash and cash equivalents and lesser amounts of Natural Gas Interests, if it determines that will most appropriately satisfy USNG’s investment objective. Holding more cash and cash equivalents and less Natural Gas Interests for some period of time may result in increased tracking error. There are additional Other Natural Gas-Related Investments that USNG is permitted to invest in whose price movements may not track the settlement price of the Benchmark Futures Contract.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month Natural Gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between June 30, 2003 and June 30, 2013. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12 month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12 month contracts whose delivery falls during the winter season.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Natural Gas Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of USNG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in USNG units during the six months ended June 30, 2013 relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2012 and held to June 30, 2013 increased, based upon the changes in the per unit NAV for USNG units on those days, by approximately 0.11%, while the spot price of natural gas for immediate delivery during the same period increased by approximately 0.64%(note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2011 to June 30, 2012, contango impacted the total return on an investment in USNG units relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2011 and held to June 30, 2012 decreased, based upon the changes in the per unit NAV for USNG units on those days, by approximately 25.54%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 5.52% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the six months ended June 30, 2013, natural gas prices in the United States were volatile and finished the period higher than the beginning of the year. Prices were impacted by several factors. Colder weather in some parts of the country increased demand for natural gas, while a historic storage surplus that had weighed on prices in recent years fell below the five-year average and 2012 levels. As of June 30, 2013, the amount of natural gas in storage had reached 2.681billion cubic feet, which was approximately 10% and 491% below the five-year average and 2012 levels, respectively.

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

For the ten-year time period between June 30, 2003 and June 30, 2013, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated with the movements of unleaded gasoline, diesel-heating oil, crude oil, large cap U.S. equities, U.S. government bonds or global equities.

Correlation Matrix June 30, 2003-2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.00	0.288	0.962	0.423	0.388	0.276	0.100
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.00	(0.264)	(0.303)	(0.251)	(0.265)	0.012
Global Equities (FTSE World Index)			1.00	0.491	0.459	0.320	0.147
Crude Oil				1.00	0.868	0.736	0.323
Diesel-Heating Oil					1.00	0.764	0.387
Unleaded Gasoline						1.00	0.263
Natural Gas							1.00

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was not strongly correlated, either positively or negatively, with large cap U.S. equities and global equities. Movement in natural gas over this particular time period had a weak, negative correlation with movements in unleaded gasoline, diesel-heating oil and crude oil.

Correlation Matrix 12 Months ended June 30, 2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Diesel- Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.00	(0.001)	0.785	0.314	0.138	0.658	0.170
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.00	0.300	(0.158)	(0.027)	(0.102)	0.521
Global Equities (FTSE World Index)			1.00	0.211	0.222	0.463	0.266
Crude Oil				1.00	0.752	0.671	(0.477)
Diesel-Heating Oil					1.00	0.533	(0.371)
Unleaded Gasoline						1.00	(0.047)
Natural Gas							1.00

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

USNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on investments in Treasuries, cash and/or cash equivalents. USNG has allocated substantially all of its net assets to trading in Natural Gas Interests. USNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of USNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in USNG’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from USNG’s investments in money market funds and Treasuries is paid to USNG. During the six months ended June 30, 2013, USNG’s expenses exceeded the income USNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2013, USNG used other assets to pay expenses, which could cause a drop in USNG’s NAV over time. To the extent expenses exceed income, USNG’s NAV will be negatively impacted.

USNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, USNG’s over-the-counter contracts have very limited liquidity since they are negotiated agreements that are not transferable by USNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. Such market conditions or contractual limits could prevent USNG from promptly liquidating its positions in Natural Gas Interests. During the six months ended June 30, 2013, USNG was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USNG cannot predict whether such an event may occur in the future.

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

During the six months ended June 30, 2013, USNG entered into fully collateralized over-the-counter transactions with two counterparties, JPMorgan Chase Bank, NA and Deutsche Bank AG. Unlike most exchange-traded futures contracts, cleared swaps or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

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

As of June 30, 2013, USNG held cash deposits and investments in Treasuries and money market funds in the amount of $903,635,465 with the custodian and FCM. Some or all of these amounts may be subject to loss should USNG’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of June 30, 2013, USNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USNG. While USNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USNG’s financial position.

European Sovereign Debt

USNG had no direct exposure to European sovereign debt as of June 30, 2013 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of June 30, 2013, USNG’s portfolio consisted of 8,093 Natural Gas Futures NG August 2013 Contracts traded on the NYMEX, 9,952 Natural Gas Financially Settled Futures NN August 2013 Contracts traded on the NYMEX, 38,192 Natural Gas Futures LD1 H August 2013 Contracts traded on the ICE Futures US and total return swaps with an aggregate market value of $(10,851,459). For a list of USNG’s current holdings, please see USNG’s website at www.unitedstatesnaturalgasfund.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

At June 30, 2013, USNG maintained fully-collateralized over-the-counter swap transactions (“OTC Contracts”) with two counterparties, JPMorgan Chase Bank, NA and Deutsche Bank AG. Unlike most exchange-traded futures contracts, cleared swaps or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

During the six months ended June 30, 2013, USNG employed hedging methods such as those described above to the extent it invested in fully-collateralized over-the-counter swap transactions designed to track percentage changes in the price of the Benchmark Futures Contract. During the six months ended June 30, 2013, USNG was exposed to counterparty risk on its fully-collateralized over-the-counter swap transactions with two counterparties, JPMorgan Chase Bank, NA and Deutsche Bank AG.

The counterparty credit ratings for the exposure on over-the-counter swap transactions to which USNG was a party that would be owed to USNG due to a default or early termination by USNG’s counterparties at June 30, 2013, December 31, 2012 and June 30, 2012 were:

	June 30, 2013
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa3	2	$195,469,923	$(10,837,996)	$0	$(10,837,996)

Total	2	$195,469,923	$(10,837,996)	$0	$(10,837,996)

	December 31, 2012
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa3	2	$186,936,060	$(3,456,562)	$1,700,020	$(5,156,582)

Total	2	$186,936,060	$(3,456,562)	$1,700,020	$(5,156,582)

	June 30, 2012
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa3	2	$175,792,038	$10,559,615	$9,100,249	$1,459,366

Total	2	$175,792,038	$10,559,615	$9,100,249	$1,459,366

*	The difference reflects minimum transfer amounts for collateral and potentially one day’s movement in the underlying total return, which would be collateralized the following business day.

The aggregate notional amount of USNG’s over-the-counter derivative transactions, which consisted of total return swaps, increased to $195,469,923 at June 30, 2013, as compared to $175,792,038 at June 30, 2012. The aggregate notional amount of these derivative transactions, which is not included in the Condensed Schedule of Investments (Unaudited), is indicative of USNG’s activities in derivative transactions, but is not an indicator of the level of credit risk associated with these transactions. The aggregate notional amount of USNG’s over-the-counter swap transactions represented approximately 20.85% of USNG’s total assets as of June 30, 2013.

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

At June 30, 2013, USNG’s counterparties posted $0 in cash and $0 in securities as collateral with USNG’s custodian, as compared with $9,100,249 in cash and $0 in securities at June 30, 2012. Under these over-the-counter swap agreements, USNG posted collateral with respect to its obligations of $21,851,940 in cash and $20,927,795 in securities, such as Treasuries, at June 30, 2013, as compared with $13,905,308 in cash and $18,471,865 in securities at June 30, 2012.

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

Date: August 9, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 9, 2013

