Form 10-Q
period 2013-09-30
United States Natural Gas Fund, LP
filed 2013-11-12
CIK 1376227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33096

United States Natural Gas Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

UNITED STATES NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States  Natural Gas Fund, LP
Condensed Statements of Financial Condition
At September 30, 2013 (Unaudited) and December 31, 2012

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 5)	$847,246,412	$1,100,510,722
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	130,182,040	144,803,499
Unrealized loss on open commodity futures contracts	(47,006,220)	(14,596,843)
Unrealized gain (loss) on open swap contracts	394,058	(3,470,939)
Receivable for units sold	11,004,516	19,007,766
Dividend receivable	9,304	16,356
Other assets	37,013	11,953

Total assets	$941,867,123	$1,246,282,514

Liabilities and Partners' Capital
Payable for units redeemed	$-	$57,644,550
Professional fees payable	1,100,993	1,602,883
General Partner management fees payable (Note 3)	462,739	585,420
Brokerage commissions payable	81,750	122,250
Interest payable	153	153
Other liabilities	42,631	54,602

Total liabilities	1,688,266	60,009,858

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	940,178,857	1,186,272,656
Total Partners' Capital	940,178,857	1,186,272,656

Total liabilities and partners' capital	$941,867,123	$1,246,282,514

Limited Partners' units outstanding	51,366,476	62,866,476
Net asset value per unit	$18.30	$18.87
Market value per unit	$18.28	$18.90

See accompanying notes to condensed financial statements.

United States  Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2013

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts – Long
United States Contracts
ICE Natural Gas Futures LD1 H November 2013 contracts, expiring October 2013	29,993	$(16,180,090)	(1.72)
NYMEX Natural Gas Futures NG November 2013 contracts, expiring October 2013	13,580	(25,455,160)	(2.71)
NYMEX Natural Gas Futures NN November 2013 contracts, expiring October 2013	9,952	(5,370,970)	(0.57)
Total Open Futures Contracts***	53,525	$(47,006,220)	(5.00)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.07%, 10/31/2013*	$100,000,000	$99,993,920	10.64
0.06%, 11/21/2013	65,000,000	64,994,475	6.91
Total Treasury Obligations		164,988,395	17.55

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	101,608,278	101,608,278	10.81
Goldman Sachs Financial Square Funds - Government Fund - Class SL	150,508,087	150,508,087	16.01
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	200,495,952	200,495,952	21.32
Wells Fargo Advantage Government Money Market Fund - Class I	100,001,712	100,001,712	10.64
Total Money Market Funds		552,614,029	58.78
Total Cash Equivalents		$717,602,424	76.33

Open Over-the-Counter Total Return Swap Contracts

	Notional Amount**	Market Value	Unrealized Gain	Termination Dates	Collateral Pledge
Swap agreement to receive return on the Custom Natural Gas Index (UNG) - Excess Return	$100,892,244	$394,058	$394,058	10/23/2013	$15,239,140	****

*Security or partial security segregated as collateral for open over-the-counter total return swap contracts.
** The aggregate notional amount of USNG’s over-the-counter swap transactions represented 10.71% of USNG’s total assets as of September 30, 2013.
*** Collateral amounted to $130,185,922 on open futures contracts.
**** Financial instruments.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2013  and 2012

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed futures contracts	$(7,662,805)	$120,434,518	$69,898,707	$(200,481,655)
Realized gain (loss) on closed swap contracts	(14,494,336)	21,863,449	(6,290,828)	(64,420,592)
Change in unrealized gain (loss) on open futures contracts	(2,591,930)	(34,822,414)	(32,409,377)	109,485,403
Change in unrealized gain (loss) on open swap contracts	11,245,517	(1,242,090)	3,864,997	22,100,866
Dividend income	28,790	29,534	100,407	82,332
Interest income	40,717	85,497	141,104	150,367
Other income	51,000	60,000	173,000	166,000

Total income (loss)	(13,383,047)	106,408,494	35,478,010	(132,917,279)

Expenses
General Partner management fees (Note 3)	1,392,568	1,671,929	4,317,497	4,387,127
Brokerage commissions	615,823	848,929	1,814,781	2,799,540
Professional fees	415,870	276,910	1,313,124	891,829
Other expenses	86,424	86,878	255,998	220,730

Total expenses	2,510,685	2,884,646	7,701,400	8,299,226

Net income (loss)	$(15,893,732)	$103,523,848	$27,776,610	$(141,216,505)
Net income (loss) per limited partnership unit	$(0.59)	$2.09	$(0.57)	$(4.52)
Net income (loss) per weighted average limited partnership unit	$(0.32)	$1.79	$0.57	$(2.73)
Weighted average limited partnership units outstanding	49,127,346	57,783,867	48,795,780	51,759,859

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the nine months ended September 30, 2013

	General Partner	Limited Partners	Total
Balances, at December 31, 2012	$–	$1,186,272,656	$1,186,272,656
Addition of 86,600,000 partnership units	–	1,700,911,332	1,700,911,332
Redemption of 98,100,000 partnership units	–	(1,974,781,741)	(1,974,781,741)
Net income	–	27,776,610	27,776,610

Balances, at September 30, 2013	$–	$940,178,857	$940,178,857

Net Asset Value Per Unit:
At December 31, 2012			$18.87
At September 30, 2013			$18.30

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2013  and 2012

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash Flows from Operating Activities:
Net income (loss)	$27,776,610	$(141,216,505)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account – cash and cash equivalents	14,621,459	(44,148,580)
Unrealized (gain) loss on open futures contracts	32,409,377	(109,485,403)
Unrealized gain on open swap contracts	(3,864,997)	(22,100,866)
(Increase) decrease in dividend receivable	7,052	(1,553)
Increase in interest receivable	–	(373)
Increase in other assets	(25,060)	(8,602)
Decrease in investment payable	–	(772)
Decrease in professional fees payable	(501,890)	(884,979)
Decrease in General Partner management fees payable	(122,681)	(57,467)
Decrease in brokerage commissions payable	(40,500)	(30,000)
Decrease in other liabilities	(11,971)	(32,500)
Net cash provided by (used in) operating activities	70,247,399	(317,967,600)

Cash Flows from Financing Activities:
Addition of partnership units	1,708,914,582	1,949,325,153
Redemption of partnership units	(2,032,426,291)	(1,723,420,515)
Net cash provided by (used in) financing activities	(323,511,709)	225,904,638

Net Decrease in Cash and Cash Equivalents	(253,264,310)	(92,062,962)

Cash and Cash Equivalents, beginning of period	1,100,510,722	938,678,961
Cash and Cash Equivalents, end of period	$847,246,412	846,615,999

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Notes to Condensed Financial Statements
For the period ended September 30, 2013 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“USNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. USNG is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, USNG’s units traded on the American Stock Exchange (the “AMEX”). USNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fourth Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of USNG is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the daily changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”), that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less USNG’s expenses. It is not the intent of USNG to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of USNG to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USNG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). The net assets of USNG consist primarily of investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause USNG to invest in Other Natural Gas-Related Investments including those allowing USNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q. USCF is authorized by USNG in its sole judgment to employ, establish the terms of employment for and terminate commodity trading advisors of futures commission merchants. As of September 30, 2013, USNG held 13,580 NG Futures November 2013 Contracts and 9,952 NN Financially Settled Futures November 2013 Contracts traded on the NYMEX, 29,993 LD1 H Futures November 2013 Contracts traded on the ICE Futures US, and over-the-counter swap transactions with two counterparties, JPMorgan Chase Bank, NA and Deutsche Bank AG. The over-the-counter swap transaction with Deutsche Bank AG was terminated effective September 30, 2013.

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

In April 2007, USNG initially registered 30,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, USNG listed its units on the AMEX under the ticker symbol “UNG”. On that day, USNG established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,001,000. USNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of September 30, 2013, USNG had registered a total of 430,100,000 units.

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

In accordance with GAAP, USNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USNG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USNG is not subject to income tax return examinations by major taxing authorities for years before 2009. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USNG recording a tax liability that reduces net assets. However, USNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2013.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at September 30, 2013.

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

The unaudited condensed financial information and pro forma financial information, as well as the historical financial information as of and for the year ended December 31, 2012, was derived from USNG’s historical financial statements and has been audited by Spicer Jeffries LLP. The financial information as of and for the nine months ended September 30, 2013 is unaudited. The condensed financial statements in this quarterly report on Form 10-Q are presented in accordance with Accounting Standards Codification 260 for purposes of presenting the 4-for-1 reverse split on a historical basis for all periods reported.

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

Ongoing Registration Fees and Other Offering Expenses

USNG pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2013 and 2012, USNG did not incur registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, USNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, USNG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, USNG and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2013 and 2012, USNG incurred $108,358 and $110,617, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG. These costs are estimated to be $1,600,000 for the year ending December 31, 2013.

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

On October 8, 2013, USNG entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as USNG’s futures commission merchant (“FCM”), effective October 10, 2013.  Prior to October 10, 2013, the FCM was UBS Securities LLC (“UBS Securities”). The agreements require RBC Capital and UBS Securities to provide services to USNG in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through RBC Capital and/or UBS Securities for USNG’s account. In accordance with each agreement, RBC Capital and UBS Securities charge USNG commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when USNG issues units as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when USNG redeems units as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USNG also incurs commissions to brokers for the purchase and sales of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the nine months ended September 30, 2013, total commissions accrued to brokers amounted to $1,814,781. Of this amount, approximately $1,540,235 was a result of rebalancing costs and approximately $274,546 was the result of trades necessitated by creation and redemption activity. By comparison, during the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $2,799,540. Of this amount, approximately $2,370,831 was the result of rebalancing costs and approximately $428,709 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was a function of two factors: i) decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded and ii) a reduction in average commission rates during the nine months ended September 30, 2013. As an annualized percentage of average daily total net assets, the figure for the nine months ended September 30, 2013 represents approximately 0.25% of average daily total net assets. By comparison, the figure for the nine months ended September 30, 2012 represented approximately 0.38% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of USNG’s investment contracts were exchange-traded futures contracts or fully-collateralized over-the-counter swaps through September 30, 2013. The liquidity and credit risks associated with exchange-traded contracts and cleared swaps are generally perceived to be less than those associated with over-the-counter swap transactions since, in over-the-counter swap transactions, a party must rely solely on the credit of its respective individual counterparties. At September 30, 2013, USNG maintained over-the-counter swap transactions with two counterparties, JPMorgan Chase Bank, NA and Deutsche Bank AG. The over-the-counter swap transaction with Deutsche Bank AG expired effective September 30, 2013. Over-the-counter swap transactions subject USNG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. However, as compared to its over-the-counter swap transactions, it may more easily realize value by reselling its futures contracts. In addition, USNG bears the risk of financial failure by the clearing broker.

At September 30, 2013, USNG’s counterparties posted $0 in cash and $1,214,685 in securities as collateral with USNG’s custodian, as compared with $5,000,533 in cash and $1,191,737 in securities at September 30, 2012. Under these over-the-counter swap agreements, USNG posted collateral with respect to its obligations of $0 in cash and $1,214,685 in securities, such as Treasuries, at September 30, 2013, as compared with $16,144,536 in cash and $15,298,350 in securities at September 30, 2012.

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

USCF invests a portion of USNG’s cash in money market funds that seek to maintain a stable per unit NAV. USNG is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2013 and December 31, 2012, USNG held investments in money market funds in the amounts of $552,614,029 and $552,614,029, respectively. USNG also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands, and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of September 30, 2013 and December 31, 2012, USNG held cash deposits and investments in Treasuries in the amounts of $424,814,423 and $692,700,192, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USNG’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2013 and 2012 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2013 (Unaudited)	For the nine months ended September 30, 2012 (Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$18.87	$25.88 *
Total loss	(0.41)	(4.36)
Total expenses	(0.16)	(0.16)
Net decrease in net asset value	(0.57)	(4.52)
Net asset value, end of period	$18.30	$21.36

Total Return	(3.02)%	(17.47)%

Ratios to Average Net Assets
Total income (loss)	3.67%	(13.49)%
Expenses excluding management fees**	0.47%	0.53%
Management fees**	0.60%	0.59%
Net income (loss)	2.88%	(14.34)%

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

The following table summarizes the valuation of USNG’s securities at September 30, 2013 using the fair value hierarchy:

At September 30, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$717,602,424	$717,602,424	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(47,006,220)	(47,006,220)	—	—
Over-the-Counter Total Return Swap Contracts	394,058	—	—	394,058

During the nine months ended September 30, 2013, there were no transfers between Level I and Level II.

Following is a reconciliation of assets in which significant unobservable inputs (Level III) were used in determining fair value as of September 30, 2013:

Total Return Swap Contracts
Beginning balance as of 12/31/12	$(3,470,939)
Realized gain (loss)*	—
Change in unrealized gain (loss)	3,864,997
Ending balance as of 09/30/13	$394,058

*	The realized gain (loss) incurred during the nine months ended September 30, 2013 for total return swaps was $(6,290,828).

The following table summarizes the valuation of USNG’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$882,586,367	$882,586,367	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(14,596,843)	(14,596,843)	—	—
Over-the-Counter Total Return Swap Contracts	(3,470,939)	—	—	(3,470,939)

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2013	Fair Value At December 31, 2012
Futures - Commodity Contracts	Assets	$(47,006,220)	$(14,596,843)
Swaps - Commodity Contracts	Assets	394,058	(3,470,939)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2013		For the nine months ended September 30, 2012
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed futures positions	$69,898,707		$(200,481,655)

	Change in unrealized gain (loss) on open futures positions		$(32,409,377)		$109,485,403

Swaps - Commodity Contracts	Realized gain (loss) on closed swap contracts	$(6,290,828)		$(64,420,592)

	Change in unrealized gain (loss) on open swap contracts		$3,864,997		$22,100,866

NOTE 8 — SUBSEQUENT EVENTS

USNG has performed an evaluation of subsequent events through the date the condensed financial statements were issued. The subsequent events, which did not necessitate disclosures and/or adjustments to the financial statements, were as follows:

On October 8, 2013, USCF entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital to serve as USNG’s FCM, effective October 10, 2013.  Prior to October 10, 2013, UBS Securities was USNG’s FCM. This agreement requires RBC Capital to provide services to USNG, as of October 10, 2013, in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased or sold by or through RBC Capital for USNG’s account. For the period October 10, 2013 and after, USNG pays RBC Capital commissions for executing and clearing trades on behalf of USNG.  Prior to October 10, 2013, and therefore for the entire period of this quarterly report on Form 10-Q for the period ended September 30, 2013, USNG paid UBS Securities commissions for executing and clearing trades on behalf of USNG.

RBC Capital’s primary address is 500 West Madison Street, Suite 2500, Chicago, Illinois 60661.  UBS Securities’ principal business address is 677 Washington Blvd., Stamford, CT 06901. From USNG’s commencement of trading to October 10, 2013, UBS Securities was a futures clearing broker for USNG.  Effective October 10, 2013, RBC Capital became the futures clearing broker for USNG.  Both RBC Capital and UBS Securities are registered in the U.S. with the Financial Industry Regulatory Authority as a broker-dealer and with the CFTC as a FCM. RBC Capital and UBS Securities are members of various U.S. futures and securities exchanges.

RBC is a large broker-dealer subject to many different complex legal and regulatory requirements. As a result, certain of RBC’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with RBC with respect to issues raised in various investigations. RBC complies fully with its regulators in all investigations being conducted and in all settlements it reaches. In addition, RBC is and has been subject to a variety of civil legal claims in various jurisdictions, a variety of settlement agreements and a variety of orders, awards and judgments made against it by courts and tribunals, both in regard to such claims and investigations. RBC complies fully with all settlements it reaches and all orders, awards and judgments made against it.

RBC has been named as a defendant in various legal actions, including arbitrations, class actions and other litigation including those described below, arising in connection with its activities as a broker-dealer. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. RBC is also involved, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding RBC’s business, including among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

RBC contests liability and/or the amount of damages, as appropriate, in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, RBC cannot predict the loss or range of loss, if any, related to such matters; how or if such matters will be resolved; when they will ultimately be resolved; or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, RBC believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of RBC.

On March 11, 2013, the New Jersey Bureau of Securities entered a consent order settling an administrative complaint against RBC, which alleged that RBC failed to follow its own procedures with respect to monthly account reviews and failed to maintain copies of the monthly account reviews with respect to certain accounts that James Hankins Jr. maintained at the firm in violation of N.J.S.A. 49:3-58(a)(2)(xi) and 49:3-59(b).  Without admitting or denying the findings of fact and conclusions of law, RBC consented to a civil monetary penalty of $150,000 (of which $100,000 was suspended as a result of the firm’s cooperation) and to pay disgorgement of $300,000.

On May 2, 2012, the Massachusetts Securities Division entered a consent order settling an administrative complaint against RBC, which alleged that RBC recommended unsuitable products to its brokerage and advisory clients and failed to supervise its registered representatives’ sales of inverse and leveraged ETFs in violation of Section 204(a)(2) of the Massachusetts Uniform Securities Act (“MUSA”). Without admitting or denying the allegations of fact, RBC consented to permanently cease and desist from violations of MUSA, pay restitution of $2.9 million to the investors who purchased the inverse and leveraged ETFs and pay a civil monetary penalty of $250,000.

On September 27, 2011, the SEC commenced and settled an administrative proceeding against RBC for willful violations of Sections 17(a)(2) and 17(a)(3) of the 1933 Act for negligently selling the collateralized debt obligations to five Wisconsin school districts despite concerns about the suitability of the product. The firm agreed to pay disgorgement of $6.6 million, prejudgment interest of $1.8 million, and a civil monetary penalty of $22 million.

On February 24, 2009, the SEC commenced and settled an administrative proceeding against RBC for willful violations of Section 15B(c)(1) of the 1934 Act and Municipal Securities Rulemaking Board Rules G-17, G-20 and G-27, related to municipal expenses in connection with ratings agency trips. The firm was censured and paid a civil monetary penalty of $125,000.

On June 9, 2009, the SEC commenced and settled a civil action against RBC for willful violations of Section 15(c) of the 1934 Act, in connection with auction rate securities (ARS). The firm agreed to repurchase ARS owned by certain retail customers and to use best efforts to provide ineligible customers opportunities to liquidate ARS, and other ancillary relief.

Please see RBC’s Form BD for more details.

RBC Capital will only act as a clearing broker for USNG and as such will be paid commissions for executing and clearing trades on behalf of USNG.  Prior to October 10, 2013, UBS Securities acted only as clearing broker for USNG and as such was paid commissions for executing and clearing trades on behalf of USNG. Neither RBC Capital nor UBS Securities has passed upon the adequacy or accuracy of this quarterly report on Form 10-Q. Neither RBC Capital nor UBS Securities will act in any supervisory capacity with respect to USCF or participate in the management of USCF or USNG.

Neither RBC Capital nor UBS Securities is affiliated with USNG or USCF. Therefore, neither USCF nor USNG believe that there are any conflicts of interest with RBC Capital and UBS Securities or their trading principals arising from their acting as USNG’s FCM.

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

USNG invests in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Natural Gas Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q. Due, in part, to USNG’s obligation to comply current and potential regulatory limits, it has invested in, and may continue to invest in, Other Natural Gas-Related Investments in order to fulfill its investment objective.

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

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If USNG and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USNG could be ordered to reduce its aggregate net position back to the accountability level. As of September 30, 2013, USNG held 13,580 NYMEX Natural Gas Futures NG contracts and 9,952 NYMEX Natural Gas Futures NN contracts. As of September 30, 2013, USNG held 29,993 Natural Gas Futures LD1 H Contracts traded on the ICE Futures US. USNG exceeded accountability levels of the NYMEX during the nine months ended September 30, 2013, when it held a maximum of 20,533 Natural Gas Futures NG contracts. No action was taken by the NYMEX and USNG did not reduce the number of Natural Gas Futures Contracts held as a result. USNG exceeded accountability levels of ICE Futures during the nine months ended September 30, 2013, when it held a maximum of 38,192 Natural Gas Futures LD1 H Contracts, exceeding the “any” month limit. No action was taken by ICE Futures and USNG did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USNG will run up against such position limits because USNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the nine months ended September 30, 2013, USNG did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

The Dodd-Frank Act also requires that certain swaps determined to be available to trade on a swap execution facility (“SEF”) must be executed over such a facility.  On June 5, 2013, the CFTC published a final rule regarding the obligations of SEFs, including the obligation for facilities offering multiple person execution services to register as a SEF by October 2, 2013. On September 27 and 30, 2013, the CFTC’s Division of Market Oversight granted no-action relief to SEFs from compliance with certain regulatory and reporting requirements.  The no-action relief granted on September 27, 2013 included relief, in effect until November 1, 2013, from a requirement that a SEF enforce its own rulebooks and compel its participants to consent to the jurisdiction of the SEF.  Based upon applications filed by several SEFs with the CFTC in the second half of October 2013, it is expected that the CFTC will determine that certain interest rate swaps will be determined to be available to trade on those SEFs in the first quarter of 2014.

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

On November 14, 2012, the CFTC proposed new regulations that would require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for futures commission merchants (“FCMs”). The proposed rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard their continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner. The final regulations have not yet been adopted.

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

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”).  These regulations have not yet been fully implemented.

General Regulation Applicable to USNG

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940 (the “Investment Company Act”) that are required to register due to recent changes to CFTC Regulation 4.5.  The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” For entities that are registered with both the CFTC and the SEC, the CFTC will accept the SEC’s disclosure, reporting and recordkeeping regime as substituted compliance for substantially all of Part 4 of the CFTC’s regulations, so long as they comply with comparable requirements under the SEC’s statutory and regulatory compliance regime.  Thus, the final rules (the “Harmonization Rules”) allow dually registered entities to meet certain CFTC regulatory requirements for CPOs by complying with SEC rules to which they are already subject.  Although USNG is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC.  This change will decrease the burden to USNG and USCF of having to comply with inconsistent regulatory requirements.  It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to USNG and USCF, but any such further rule changes could result in additional operating efficiencies for USNG and USCF.

With regard to any other rules that the CFTC may adopt in the future, the effect of any such regulatory changes on USNG is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a CPO and a swaps firm with the CFTC, is authorized by the Fourth Amended and Restated Agreement of Limited Partnership of USNG (the “LP Agreement”) to manage USNG. USCF is authorized by USNG in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or FCMs.

Price Movements

Natural gas futures prices were volatile during the nine months ended September 30, 2013. The price of the Benchmark Futures Contract started the period at $3.351 per million British thermal units (“MMBtu”). The low of the period was on August 9, 2013, when the price dropped to $3.23 per MMBtu. The high of the period was on July 18, 2013, when the price reached $3.811 per MMBtu. The period ended with the Benchmark Futures Contract at $3.560 per MMBtu, an increase of approximately 6.24% over the period. USNG’s per unit NAV began the period at $18.87 and ended the period at $18.30 on September 30, 2013, a decrease of approximately 3.02% over the period. USNG’s per unit NAV reached its high for the period on April 19, 2013 at $23.98 and reached its low for the period on August 9, 2013 at $17.10. The Benchmark Futures Contract prices listed above began with the February 2013 contracts and ended with the November 2013 contracts. The increase of approximately 6.24% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USNG seeks to track, which are more fully described below in the section titled “Tracking USNG’s Benchmark.”

During the nine months ended September 30, 2013, the natural gas futures market was primarily in a state of contango, meaning that the price of the near month natural gas Futures Contract was lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. A contango market is one in which the price of the near month natural gas Futures Contract is less than the price of the next month natural gas Futures Contract, or contracts further away from expiration. As a result of contango or backwardation, as the case may be, the return of approximately $6.24% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 units, USNG has registered four subsequent offerings of its units: 50,000,000 units which were registered with the SEC on November 21, 2007, 100,000,000 units which were registered with the SEC on August 28, 2008, 300,000,000 units which were registered with the SEC on May 6, 2009 and 1,000,000,000 units which were registered with the SEC on August 12, 2009. Units offered by USNG in the subsequent offerings were sold by it for cash at the units’ per unit NAV as described in the applicable prospectus. On March 8, 2011, after the close of trading on the NYSE Arca, USNG effected a 2-for-1 reverse unit split and post-split units of USNG began trading on March 9, 2011. As a result of the reverse unit split, every two pre-split units of USNG were automatically exchanged for one post-split unit. Immediately prior to the reverse unit split, there were 447,200,000 units of USNG issued and outstanding, representing a per unit NAV of $5.16. Immediately after the reverse unit split, the number of issued and outstanding units of USNG decreased to 223,600,000, not accounting for fractional units, and the per unit NAV increased to $10.31. On February 21, 2012, after the close of trading on the NYSE Arca, USNG effected a 4-for-1 reverse unit split and post-split units of USNG began trading on February 22, 2012. As a result of the reverse unit split, every four pre-split units of USNG were automatically exchanged for one post-split unit. Immediately prior to the reverse unit split, there were 174,297,828 units of USNG issued and outstanding, representing a per unit NAV of $5.51. Immediately after the reverse unit split, the number of issued and outstanding units of USNG decreased to 43,574,457, not accounting for fractional units, and the per unit NAV increased to $22.04. As of September 30, 2013, USNG had issued 1,316,000,000 units, 51,366,476 of which were outstanding. As of September 30, 2013, there were 164,000,000 units registered but not yet issued.

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

As of September 30, 2013, USNG had the following authorized purchasers: ABN Amro, Banc of America Securities LLC, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Fimat USA LLC, Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC, Virtu Financial Capital Markets and Virtu Financial DB LLC.

For the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

As of September 30, 2013, the total unrealized loss on Natural Gas Futures Contracts and over-the-counter swap contracts owned or held on that day was $46,612,102 and USNG established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $977,428,452. USNG held 86.68% of its cash assets in overnight deposits and investments in Treasuries and money market funds at its custodian bank, while 13.32% of the cash balance was held as investments in Treasuries and as margin deposits for the Natural Gas Futures Contracts purchased at the FCM. The ending per unit NAV on September 30, 2013 was $18.30.

By comparison, as of September 30, 2012, the total unrealized gain on Natural Gas Futures Contracts, cleared swap contracts and over-the-counter swap contracts owned or held on that day was $69,788,272 and USNG established cash deposits and investments in Treasuries and money market funds that were equal to $1,097,392,483. USNG held 77.15% of its cash assets in overnight deposits and investments in Treasuries and money market funds at its custodian bank, while 22.85% of the cash balance was held as investments in Treasuries and margin deposits for the Natural Gas Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for September 30, 2013, as compared to September 30, 2012, was the result of USNG’s smaller size during the nine months ended September 30, 2013 as measured by total net assets. The ending per unit NAV on September 30, 2012 was $21.36. The decrease in the per unit NAV for September 30, 2013 as compared to September 30, 2012, was primarily due to the impact of contango during the period ended September 30, 2013.

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

During the nine months ended September 30, 2013, the average daily total net assets of USNG were $965,832,277. The management fee incurred by USNG during the period amounted to $4,317,497, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged approximately 0.60% over the course of this nine month period. By comparison, during the nine months ended September 30, 2012, the average daily total net assets of USNG were $985,057,793. The management fee paid by USNG during this nine month period amounted to $4,387,127, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged approximately 0.59% over the course of this nine month period.

In addition to the management fee, USNG pays all brokerage fees, transaction costs for over-the-counter swaps and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the nine months ended September 30, 2013 was $3,383,903, as compared to $3,912,099 for the nine months ended September 30, 2012. The decrease in total expenses excluding management fees for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, was primarily due to reduced trading activity during the nine months ended September 30, 2013. For the nine months ended September 30, 2013 and 2012, USNG did not incur ongoing registration fees and other expenses relating to the registration and offering of additional units.

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

USNG also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the nine months ended September 30, 2013, total commissions accrued to brokers amounted to $1,814,781. Of this amount, approximately $1,540,235 was a result of rebalancing costs and approximately $274,546 was the result of trades necessitated by creation and redemption activity. By comparison, during the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $2,799,540. Of this amount, approximately $2,370,831 was a result of rebalancing costs and approximately $428,709 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, was a function of two factors, i) decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded and ii) a reduction in average commission rates during the nine months ended September 30, 2013. As an annualized percentage of average daily total net assets, the figure for the nine months ended September 30, 2013 represents approximately 0.25% of average daily total net assets. By comparison, the figure for the nine months ended September 30, 2012 represented approximately 0.38% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USNG incurred $466,881 in transaction costs during the nine months ended September 30, 2013 as compared to $651,202 in transaction costs during the nine months ended September 30, 2012. USNG’s transaction costs were lower during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, due to reduced investment in Other Natural Gas-Related Investments, including over-the-counter swap transactions, during the nine months ended September 30, 2013. However, these costs remain slightly higher as compared to those for exchange-traded Natural Gas Interests.

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG. These costs are estimated to be $1,600,000 for the year ending December 31, 2013.

Dividend and Interest Income. USNG seeks to invest its assets such that it holds Natural Gas Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the nine months ended September 30, 2013, USNG earned $241,511 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USNG purchased Treasuries during the nine months ended September 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the nine months ended September 30, 2012, USNG earned $232,699 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USNG purchased Treasuries during the nine months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USNG, including cash, cash equivalents and Treasuries, were similar during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. As a result, the amount of income earned by USNG as a percentage of average daily total net assets was similar during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

For the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Portfolio Expenses. During the three months ended September 30, 2013, the average daily total net assets of USNG were $920,810,230. The management fee incurred by USNG during the period amounted to $1,392,568, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged approximately 0.60% over the course of this three month period. By comparison, during the three months ended September 30, 2012, the average daily total net assets of USNG were $1,130,274,404. The management fee paid by USNG during this three month period amounted to $1,671,929, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged approximately 0.59% over the course of this three month period.

In addition to the management fee, USNG pays all brokerage fees, transaction costs for over-the-counter swaps and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended September 30, 2013 was $1,118,117, as compared to $1,212,717 for the three months ended September 30, 2012. The decrease in total expenses excluding management fees for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, was primarily due to reduced trading activity during the three months ended September 30, 2013. For the three months ended September 30, 2013 and 2012, USNG did not incur ongoing registration fees and other expenses relating to the registration and offering of additional units.

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

USNG also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the three months ended September 30, 2013, total commissions accrued to brokers amounted to $615,823. Of this amount, approximately $531,193 was a result of rebalancing costs and approximately $84,630 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended September 30, 2012, total commissions accrued to brokers amounted to $848,929. Of this amount, approximately $687,203 was a result of rebalancing costs and approximately $161,726 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, was due to a lower number of Natural Gas Interests being held and traded during the three months ended September 30, 2013. As an annualized percentage of average daily total net assets, the figure for the three months ended September 30, 2013 represents approximately 0.27% of average daily total net assets. By comparison, the figure for the three months ended September 30, 2012 represented approximately 0.30% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USNG incurred $137,441 in transaction costs during the three months ended September 30, 2013 as compared to $209,956 in transaction costs during the three months ended September 30, 2012. USNG’s transaction costs were lower during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, due to reduced investment in Other Natural Gas-Related Investments, including over-the-counter swap transactions, during the three months ended September 30, 2013. However, these costs remain slightly higher as compared to those for exchange-traded Natural Gas Interests.

The fees and expenses associated with USNG’s audit expenses and tax accounting and reporting requirements are paid by USNG. These costs are estimated to be $1,600,000 for the year ending December 31, 2013.

Dividend and Interest Income. USNG seeks to invest its assets such that it holds Natural Gas Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USNG to pay the full amount of the contract value at the time of purchase, but rather require USNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USNG retains an amount that is approximately equal to its total net assets, which USNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended September 30, 2013, USNG earned $69,507 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.04%. USNG purchased Treasuries during the three months ended September 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2012, USNG earned $115,031 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USNG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.04%. USNG purchased Treasuries during the three months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USNG, including cash, cash equivalents and Treasuries, were similar during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. As a result, the amount of income earned by USNG as a percentage of average daily total net assets was similar during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

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

For the 30-valuation days ended September 30, 2013, the simple average daily change in the Benchmark Futures Contract was 0.104%, while the simple average daily change in the per unit NAV of USNG over the same time period was 0.098%. The average daily difference was 0.006% (or 0.6 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.879)%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USNG’s per unit NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended September 30, 2013, the last trading day in September. The second chart below shows the monthly total returns of USNG as compared to the monthly value of the Benchmark Futures Contract for the six years ended September 30, 2013.

Since the commencement of the offering of USNG’s units to the public on April 18, 2007 to September 30, 2013, the simple average daily change in the Benchmark Futures Contract was (0.146)%, while the simple average daily change in the per unit NAV of USNG over the same time period was (0.148)%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.397)%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2013, the actual total return of USNG as measured by changes in its per unit NAV was (3.02)%. This is based on an initial per unit NAV of $18.87 as of December 31, 2012 and an ending per unit NAV as of September 30, 2013 of $18.30. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USNG would have had an estimated per unit NAV of $18.45 as of September 30, 2013, for a total return over the relevant time period of (2.23)%. The difference between the actual per unit NAV total return of USNG of (3.02)% and the expected total return based on the Benchmark Futures Contract of (2.23)% was an error over the time period of (0.79)%, which is to say that USNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USNG pays, offset in part by the income that USNG collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2013, USNG earned dividend and interest income of $241,511, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the nine months ended September 30, 2013, USNG also collected $173,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USNG’s actual total return. However, if the total assets of USNG increase, USCF believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the nine months ended September 30, 2013, USNG incurred total expenses of $7,701,400. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(7,286,889), which is equivalent to an annualized weighted average net income rate of approximately (1.01)% for the nine months ended September 30, 2013.

By comparison, for the nine months ended September 30, 2012, the actual total return of USNG as measured by changes in its per unit NAV was (17.47)%. This was based on an initial per unit NAV, taking into account the reverse unit split, of $25.88* as of December 31, 2011 and an ending per unit NAV as of September 30, 2012 of $21.36. During this time period, USNG made no distributions to its unitholders. However, if USNG’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USNG would have had an estimated per unit NAV of $21.54 as of September 30, 2012, for a total return over the relevant time period of (16.76)%. The difference between the actual per unit NAV total return of USNG of (17.47)% and the expected total return based on the Benchmark Futures Contract of (16.76)% was an error over the time period of (0.71)%, which is to say that USNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USNG paid, offset in part by the income that USNG collected on its cash and cash equivalent holdings. During the nine months ended September 30, 2012, USNG earned dividend and interest income of $232,699, which was equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the nine months ended September 30, 2012, USNG also collected $166,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USNG’s actual total return. During the nine months ended September 30, 2012, USNG incurred total expenses of $8,299,226. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(7,900,527), which is equivalent to an annualized weighted average net income rate of approximately (1.07)% for the nine months ended September 30, 2012.

*	Adjusted to give effect to the reverse unit split of 4-for-1 executed on February 21, 2012.

There are currently three factors that have impacted or are most likely to impact USNG’s ability to accurately track its Benchmark Futures Contract.

First, USNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USNG executes the trade. In that case, USNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per unit NAV of USNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2013, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USNG’s attempt to track the Benchmark Futures Contract over time.

Second, USNG earns dividend and interest income on its cash, cash equivalents and Treasuries. USNG is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2013. Interest payments, and any other income, were retained within the portfolio and added to USNG’s NAV. When this income exceeds the level of USNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USNG will realize a net yield that will tend to cause daily changes in the per unit NAV of USNG to track slightly higher than daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2013, USNG earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of approximately 0.60% for management fees, approximately 0.25% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.22% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.03)% and affected USNG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USNG will continue to be higher than interest earned by USNG. As such, USCF anticipates that USNG will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USNG.

Third, USNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per unit NAV of USNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2013, USNG held Other Natural Gas-Related Investments. These holdings included a financially settled natural gas futures contract traded on NYMEX whose settlement price tracks the settlement price of the Benchmark Futures Contract. USNG also held investments in natural gas futures contracts traded on the ICE Futures US whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized over-the-counter swaps designed to track the settlement price of the Benchmark Futures Contract. USNG has invested in Other Natural Gas-Related Investments, such as over-the-counter swaps, which has increased transaction-related expenses and may result in increased tracking error. Over-the-counter swaps increase transaction-related expenses due to the fact that USNG must pay to the swap counterparty certain fees that USNG does not have to pay for transactions executed on an exchange. Finally, due to potential regulatory limitations, USNG may determine to hold greater amounts of cash and cash equivalents and lesser amounts of Natural Gas Interests, if it determines that will most appropriately satisfy USNG’s investment objective. Holding more cash and cash equivalents and less Natural Gas Interests for some period of time may result in increased tracking error. There are additional Other Natural Gas-Related Investments that USNG is permitted to invest in whose price movements may not track the settlement price of the Benchmark Futures Contract.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month Natural Gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between September 30, 2003 and September 30, 2013. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12 month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12 month contracts whose delivery falls during the winter season.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Natural Gas Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of USNG is not to have the market price of its units match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in USNG units during the nine months ended September 30, 2013 relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2012 and held to September 30, 2013 decreased, based upon the changes in the per unit NAV for USNG units on those days, by approximately 3.02%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 6.24% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2011 to September 30, 2012, contango impacted the total return on an investment in USNG units relative to a hypothetical direct investment in natural gas. For example, an investment in USNG units made on December 31, 2011 and held to September 30, 2012 decreased, based upon the changes in the per unit NAV for USNG units on those days, by approximately 17.47%, while the spot price of natural gas for immediate delivery during the same period increased by approximately 11.07% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the nine months ended September 30, 2013, natural gas prices in the United States were volatile and finished the period higher than the beginning of the year. Prices were impacted by several factors. Colder weather in some parts of the country during the winter months increased demand for natural gas, while a historic storage surplus that had weighed on prices in recent years fell below the five-year average and 2012 levels in the springtime before climbing back above the five-year average by late summer. As of September 30, 2013, the amount of natural gas in storage had reached 3,487 billion cubic feet, which was approximately 2% above the five-year average and 4.2% below 2012 levels.

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

For the ten-year time period between September 30, 2003 and September 30, 2013, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of unleaded gasoline, diesel-heating oil, crude oil, large cap U.S. equities, U.S. government bonds or global equities.

Correlation Matrix September 30, 2003-2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.285)	0.961	0.419	0.382	0.196	0.099
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.258)	(0.321)	(0.265)	(0.248)	(0.019)
Global Equities (FTSE World Index)			1.000	0.485	0.450	0.212	0.148
Crude Oil				1.000	0.869	0.639	0.322
Diesel-Heating Oil					1.000	0.665	0.390
Unleaded Gasoline						1.000	0.221
Natural Gas							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over this particular time period, the movement of natural gas on a monthly basis remained neither strongly correlated nor inversely correlated with large cap U.S. equities, global equities, unleaded gasoline, diesel-heating oil and crude oil.

Correlation Matrix 12 Months ended September 30, 2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Diesel- Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	0.177	0.852	0.270	0.047	(0.009)	0.065
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.456	(0.346)	(0.441)	(0.438)	0.398
Global Equities (FTSE World Index)			1.000	0.111	0.012	(0.272)	0.138
Crude Oil				1.000	0.786	0.480	(0.403)
Diesel-Heating Oil					1.000	0.556	(0.267)
Unleaded Gasoline						1.000	0.064
Natural Gas							1.000

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

USNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on investments in Treasuries, cash and/or cash equivalents. USNG has allocated substantially all of its net assets to trading in Natural Gas Interests. USNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of USNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in USNG’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from USNG’s investments in money market funds and Treasuries is paid to USNG. During the nine months ended September 30, 2013, USNG’s expenses exceeded the income USNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2013, USNG used other assets to pay expenses, which could cause a decrease in USNG’s NAV over time. To the extent expenses exceed income, USNG’s NAV will be negatively impacted.

USNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, USNG’s over-the-counter contracts have very limited liquidity since they are negotiated agreements that are not transferable by USNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. Such market conditions or contractual limits could prevent USNG from promptly liquidating its positions in Natural Gas Interests. During the nine months ended September 30, 2013, USNG did not purchase or liquidate any of its positions while daily limits were in effect; however, USNG cannot predict whether such an event may occur in the future.

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

During the nine months ended September 30, 2013, USNG entered into fully collateralized over-the-counter transactions with two counterparties, JPMorgan Chase Bank, NA and Deutsche Bank AG. The over-the-counter transaction with Deutsche Bank AG was terminated effective September 30, 2013. Unlike most exchange-traded futures contracts, cleared swaps or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

USCF attempts to manage the credit risk of USNG by following various trading limitations and policies. In particular, USNG generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Natural Gas Futures Contracts and Other Natural Gas-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USNG to limit its credit exposure. An FCM, when acting on behalf of USNG in accepting orders to purchase or sell Natural Gas Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USNG, all assets of USNG relating to domestic Natural Gas Futures Contracts trading. These FCMs are not allowed to commingle USNG’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USNG’s assets related to foreign Natural Gas Futures Contracts trading and, in some cases, to cleared swaps executed through the FCM. Similarly, under its current over-the-counter agreements, USNG requires that collateral it posts or receives be posted with its custodian and, under agreements among the custodian, USNG and its counterparties, such collateral is segregated.

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of September 30, 2013, USNG held cash deposits and investments in Treasuries and money market funds in the amount of $977,428,452 with the custodian and FCM. Some or all of these amounts may be subject to loss should USNG’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of September 30, 2013, USNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USNG. While USNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USNG’s financial position.

European Sovereign Debt

USNG had no direct exposure to European sovereign debt as of September 30, 2013 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of September 30, 2013, USNG’s portfolio consisted of 13,580 Natural Gas Futures NG November 2013 Contracts traded on the NYMEX, 9,952 Natural Gas Financially Settled Futures NN November 2013 Contracts traded on the NYMEX, 29,993 Natural Gas Futures LD1 H November 2013 Contracts traded on the ICE Futures US and total return swaps with an aggregate market value of $394,058. For a list of USNG’s current holdings, please see USNG’s website at www.unitedstatesnaturalgasfund.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

At September 30, 2013, USNG maintained fully-collateralized over-the-counter swap transactions (“OTC Contracts”) with two counterparties, JPMorgan Chase Bank, NA and Deutsche Bank AG. The OTC Contract with Deutsche Bank AG terminated effective September 30, 2013. Unlike most exchange-traded futures contracts, cleared swaps or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

During the nine months ended September 30, 2013, USNG did not employ hedging methods such as those described above to the extent it invested in fully-collateralized over-the-counter swap transactions designed to track percentage changes in the price of the Benchmark Futures Contract. During the nine months ended September 30, 2013, USNG was exposed to counterparty risk on its fully-collateralized over-the-counter swap transactions with two counterparties, JPMorgan Chase Bank, NA and Deutsche Bank AG. The over-the-counter swap transaction with Deutsche Bank AG terminated effective September 30, 2013.

The counterparty credit ratings for the exposure on over-the-counter swap transactions to which USNG was a party that would be owed to USNG due to a default or early termination by USNG’s counterparties at September 30, 2013, December 31, 2012 and September 30, 2012 were:

	September 30, 2013
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure Net of Collateral*
Aa3	1	$100,892,244	$398,973	$15,239,140	$(815,713)

Total	1	$100,892,244	$398,973	$15,239,140	$(815,713)

	December 31, 2012
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa3	2	$186,936,060	$(3,456,562)	$1,700,020	$(5,156,582)

Total	2	$186,936,060	$(3,456,562)	$1,700,020	$(5,156,582)

	September 30, 2012
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa3	2	$197,871,384	$9,311,585	$6,192,270	$3,119,315

Total	2	$197,871,384	$9,311,585	$6,192,270	$3,119,315

*	The difference reflects minimum transfer amounts for collateral and potentially one day’s movement in the underlying total return, which would be collateralized the following business day.

The aggregate notional amount of USNG’s over-the-counter derivative transactions, which consisted of total return swaps, decreased to $100,892,244 at September 30, 2013, as compared to $197,871,384 at September 30, 2012. The aggregate notional amount of these derivative transactions, which is not included in the Condensed Schedule of Investments (Unaudited), is indicative of USNG’s activities in derivative transactions, but is not an indicator of the level of credit risk associated with these transactions. The aggregate notional amount of USNG’s over-the-counter swap transactions represented approximately 10.71% of USNG’s total assets as of September 30, 2013.

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

At September 30, 2013, USNG’s counterparties posted $0 in cash and $1,214,685 in securities as collateral with USNG’s custodian, as compared with $5,000,533 in cash and $1,191,737 in securities at September 30, 2012. Under these over-the-counter swap agreements, USNG posted collateral with respect to its obligations of $0 in cash and $1,214,685 in securities, such as Treasuries, at September 30, 2013, as compared with $16,144,536 in cash and $15,298,350 in securities at September 30, 2012.

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

Date: November 12, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 12, 2013

