Form 10-K
period 2013-12-31
United States Natural Gas Fund, LP
filed 2014-02-28
CIK 1376227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1999 Harrison Street, Suite 1530
Oakland, California 94612
(Address of principal executive offices) (Zip code)

(510) 522-9600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Shares of United States Natural Gas Fund, LP	NYSE Arca, Inc.
(Title of each class)	(Name of exchange on which registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2013 was: $905,174,720.

The registrant had 25,166,476 outstanding shares as of February 25, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

UNITED STATES NATURAL GAS FUND, LP

Part I

Item 1. Business.

What is UNG?

The United States Natural Gas Fund, LP (“UNG”) is a Delaware limited partnership organized on September 11, 2006. UNG maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. UNG is a commodity pool that issues limited partnership interests (“shares”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). It operates pursuant to the terms of the Fourth Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (as amended from time to time, the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

The investment objective of UNG is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the price of the futures contract for natural gas traded on the New York Mercantile Exchange (the “NYMEX”), that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less UNG’s expenses. It is not the intent of UNG to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNG to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). UNG’s shares began trading on April 18, 2007. USCF is the general partner of UNG and is responsible for the management of UNG.

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. USCF is a wholly owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership or control of a majority of Wainwright’s shares. Wainwright is a holding company that previously owned an insurance company organized under Bermuda law (which has been liquidated) and a registered investment adviser firm named Ameristock Corporation, which has been distributed to the Wainwright shareholders. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a Swaps Firm on August 8, 2013.

USCF also serves as general partner or sponsor of the United States Oil Fund, LP (“USO”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”), the United States Diesel-Heating Oil Fund, LP (“UHN”), the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”), the United States Brent Oil Fund, LP (“BNO”), the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”). USO, USL, UGA, UHN, DNO, UNL, BNO, USCI, CPER, USAG and USMI are actively operating funds and all are listed on the NYSE Arca. All funds listed previously are referred to collectively herein as the “Related Public Funds.” The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in UNG may call 1.800.920.0259 or visit www.unitedstatescommodityfunds.com or the U.S. Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov.

USCF previously filed registration statements to register shares of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each of which is a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust.  On December 30, 2013, USCF withdrew the registration statements for USSF, UNGD, USGO and UAC effective December 31, 2013.  On January 27, 2014, USCF withdrew the registration statement for HARD.  HARD was never available to the public, and at the time of withdrawal, HARD was still in the process of review by various regulatory agencies which have regulatory authority over USCF and HARD.

USCF is required to evaluate the credit risk of UNG to the futures commission merchant (“FCM”), oversee the purchase and sale of UNG’s shares by certain authorized purchasers (“Authorized Purchasers”), review daily positions and margin requirements of UNG and manage UNG’s investments. USCF also pays the fees of ALPS Distributors, Inc., which serves as the marketing agent for UNG (the “Marketing Agent”), and Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for UNG.

Limited partners have no right to elect USCF as the general partner on an annual or any other continuing basis. If USCF voluntarily withdraws as general partner, however, the holders of a majority of UNG’s outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing USCF and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 and 2/3 percent of UNG’s outstanding shares (excluding shares owned, if any, by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of three management directors (the “Management Directors”), some of whom are also its executive officers, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002. The Management Directors have the authority to manage USCF pursuant to its LLC Agreement, as amended from time to time. Through its Management Directors, USCF manages the day-to-day operations of UNG. The Board has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis and Malcolm R. Fobes III). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does UNG Operate?

An investment in the shares provides a means for diversifying an investor’s portfolio or hedging exposure to changes in natural gas prices. An investment in the shares allows both retail and institutional investors to easily gain this exposure to the natural gas market in a transparent, cost-effective manner.

The net assets of UNG consist primarily of investments in futures contracts for natural gas, crude oil, diesel-heating oil, gasoline, and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and non-exchange traded (“over-the-counter”) transactions that are based on the price of natural gas, oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments include those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this annual report on Form 10-K. UNG invests substantially the entire amount of its assets in Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. The daily holdings of UNG are available on UNG’s website at www.unitedstatescommodityfunds.com.

The investment objective of UNG is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the daily changes in the price of the Futures Contract on natural gas traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less UNG’s expenses. It is not the intent of UNG to be operated in a fashion such that its per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNG to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. UNG may invest in interests other than the Benchmark Futures Contract to comply with accountability levels and position limits. For a detailed discussion of accountability levels and position limits, see “Item 1. Business – What are Futures Contracts?” below in this annual report on Form 10-K.

USCF employs a “neutral” investment strategy in order to track changes in the price of the Benchmark Futures Contract regardless of whether the price goes up or goes down. UNG’s “neutral” investment strategy is designed to permit investors generally to purchase and sell UNG’s shares for the purpose of investing indirectly in natural gas in a cost-effective manner, and/or to permit participants in the natural gas or other industries to hedge the risk of losses in their natural gas-related transactions. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in natural gas and/or the risks involved in hedging may exist. In addition, an investment in UNG involves the risk that the changes in the price of UNG’s shares will not accurately track the changes in the Benchmark Futures Contract, and that changes in the Benchmark Futures Contract will not closely correlate with changes in the spot prices of natural gas.

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

On each day during the four-day period, USCF anticipates it will “roll” UNG’s positions in Natural Gas Interests by closing, or selling, a percentage of UNG’s positions in Natural Gas Interests and reinvesting the proceeds from closing those positions in new Natural Gas Interests that reflect the change in the Benchmark Futures Contract.

The anticipated dates that the monthly four-day roll period will commence are posted on UNG’s website at www.unitedstatescommodityfunds.com, and are subject to change without notice.

UNG’s total portfolio composition is disclosed on its website each business day that the NYSE Arca is open for trading. The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Natural Gas Interest, the specific types of Other Natural Gas-Related Investments and characteristics of such Other Natural Gas-Related Investments, the name and value of each Treasury and cash equivalent, and the amount of cash held in UNG’s portfolio. UNG’s website is publicly accessible at no charge. UNG’s assets used for margin and collateral are held in segregated accounts pursuant to the Commodity Exchange Act (the “CEA”) and CFTC regulations.

The shares issued by UNG may only be purchased by Authorized Purchasers and only in blocks of 100,000 shares called Creation Baskets. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of the shares in the Creation Basket. Similarly, only Authorized Purchasers may redeem shares and only in blocks of 100,000 shares called Redemption Baskets. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of shares in the Redemption Basket. The purchase price for Creation Baskets, and the redemption price for Redemption Baskets are the actual NAV calculated at the end of the business day when a request for a purchase or redemption is received by UNG. The NYSE Arca publishes an approximate per share NAV intra-day based on the prior day’s per share NAV and the current price of the Benchmark Futures Contract, but the price of Creation Baskets and Redemption Baskets is determined based on the actual per share NAV calculated at the end of the day.

While UNG issues shares only in Creation Baskets, shares are listed on the NYSE Arca and investors may purchase and sell shares at market prices like any listed security.

What is UNG’s Investment Strategy?

In managing UNG’s assets, USCF does not use a technical trading system that issues buy and sell orders. USCF instead employs a quantitative methodology whereby each time a Creation Basket is sold, USCF purchases Natural Gas Interests, such as the Benchmark Futures Contract, that have an aggregate market value that approximates the amount of Treasuries and/or cash received upon the issuance of the Creation Basket.

By remaining invested as fully as possible in Futures Contracts or Other Natural Gas-Related Investments, USCF believes that the daily changes in percentage terms in UNG’s per share NAV will continue to closely track the daily changes in percentage terms in the price of the Benchmark Futures Contract. USCF believes that certain arbitrage opportunities result in the price of the shares traded on the NYSE Arca closely tracking the per share NAV of UNG. Additionally, Futures Contracts traded on the NYMEX have closely tracked the spot price of natural gas. Based on these expected interrelationships, USCF believes that the changes in the price of UNG’s shares traded on the NYSE Arca have closely tracked and will continue to closely track on a daily basis the changes in the spot price of natural gas. For performance data relating to UNG’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Tracking UNG’s Benchmark” in this annual report on Form 10-K.

USCF endeavors to place UNG’s trades in Futures Contracts and Other Natural Gas-Related Investments and otherwise manage UNG’s investments so that “A” will be within plus/minus 10 percent of “B,” where:

•	A is the average daily change in UNG’s per share NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which UNG calculates its per share NAV; and

•	B is the average daily percentage change in the price of the Benchmark Futures Contract over the same period.

USCF believes that market arbitrage opportunities will cause the daily changes in UNG’s share price on the NYSE Arca to closely track the daily changes in UNG’s per share NAV. USCF believes that the net effect of these two expected relationships and the relationships described above between UNG’s per share NAV and the Benchmark Futures Contract will be that the daily changes in the price of UNG’s shares on the NYSE Arca will closely track, in percentage terms, the changes in the spot price of a barrel of natural gas, less UNG’s expenses. For performance data relating to UNG’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking UNG’s Benchmark” in this annual report on Form 10-K.

The specific Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of UNG’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the natural gas market, position limits or other regulatory requirements limiting UNG’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges or invest in Other Natural Gas-Related Investments. To the extent that UNG invests in Other Natural Gas-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market. If UNG is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Futures Contract to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Natural Gas-Related Investments, a substantial portion of UNG’s assets could be invested in accordance with such priority in Other Natural Gas-Related Investments that are intended to replicate the return on the Benchmark Futures Contract. As UNG’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Natural Gas-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments include those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on UNG’s ability to invest in over-the-counter transactions and cleared swaps.

USCF may not be able to fully invest UNG’s assets in the Futures Contract having an aggregate notional amount exactly equal to UNG’s NAV. For example, as standardized contracts, the Futures Contracts are for a specified amount of a particular commodity, and UNG’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, UNG may be better able to achieve the exact amount of exposure to changes in price of the Benchmark Futures Contract through the use of Other Natural Gas-Related Investments, such as over-the-counter contracts that have better correlation with changes in price of the Benchmark Futures Contract.

UNG anticipates that to the extent it invests in Futures Contracts other than contracts on natural gas (such as futures contracts for light, sweet crude oil, diesel-heating oil and other petroleum-based fuels) and Other Natural Gas-Related Investments, it will enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Futures Contracts and Other Natural Gas-Related Investments against the current Benchmark Futures Contract.

USCF does not anticipate letting UNG’s Futures Contracts expire and taking delivery of the underlying commodity. Instead, USCF closes existing positions, e.g., when it changes the Benchmark Futures Contract or Other Natural Gas-Related Investments or it otherwise determines it would be appropriate to do so and reinvests the proceeds in new Futures Contracts or Other Natural Gas-Related Investments. Positions may also be closed out to meet orders for Redemption Baskets and in such case proceeds for such baskets will not be reinvested.

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

Crude oil supply is determined by both economic and political factors. Oil prices (along with drilling costs, availability of attractive prospects for drilling, taxes and technology, among other factors) determine exploration and development spending, which influence output capacity with a lag. In the short run, production decisions by the Organization of Petroleum Exporting Countries (“OPEC”) also affect supply and prices. Oil export embargoes and the current conflicts in the Middle East represent other routes through which political developments move the market. It is not possible to predict the aggregate effect of all or any combination of these factors.

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

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the CFTC and U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UNG is not) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contract as the NYMEX. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate position back to the accountability level. As of December 31, 2013, UNG held 9,496 NYMEX Natural Gas Futures NG contracts and 9,080 NYMEX Natural Gas Futures NN contracts. As of December 31, 2013, UNG held 30,865 Natural Gas Futures LD1 H Contracts traded on the ICE Futures. UNG exceeded accountability levels of the NYMEX during the year ended December 31, 2013, when it held a maximum of 20,533 Natural Gas Futures NG contracts and 17,952 (4,488 NG equivalent) Natural Gas Financial Futures NN contracts, exceeding both the “any” and “all” month limits. No action was taken by the NYMEX and UNG did not reduce the number of Futures Contracts held as a result. UNG exceeded accountability levels of ICE Futures during the year ended December 31, 2013, when it held a maximum of 38,192 (9,548 NG equivalent)  natural gas futures contracts, exceeding the “any” month limit. No action was taken by ICE Futures and UNG did not reduce the number of cleared swap contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the year ended December 31, 2012, UNG did not exceed any position limits imposed by the NYMEX and ICE Futures.

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”).  Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter (“OTC”), DCMs, SEFs as well as non-U.S. located platforms. Furthermore, until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UNG may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect UNG, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of UNG to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UNG. See “Commodity Interest Markets – Regulation” in this annual report on Form 10-K for additional information.

Price Volatility. The price volatility of Futures Contracts generally has been historically greater than that for traditional securities such as stocks and bonds. Price volatility often is greater day-to-day as opposed to intra-day. Futures Contracts tend to be more volatile than stocks and bonds because price movements for natural gas are more currently and directly influenced by economic factors for which current data is available and are traded by natural gas futures traders throughout the day. Because UNG invests a significant portion of its assets in Futures Contracts, the assets of UNG, and therefore the prices of UNG shares, may be subject to greater volatility than traditional securities.

Marking-to-Market Futures Positions. Futures Contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly. This process of marking-to-market is designed to prevent losses from accumulating in any futures account. Therefore, if UNG’s futures positions have declined in value, UNG may be required to post “variation margin” to cover this decline. Alternatively, if UNG’s futures positions have increased in value, this increase will be credited to UNG’s account.

Why Does UNG Purchase and Sell Futures Contracts?

UNG’s investment objective is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the Benchmark Futures Contract, less UNG’s expenses. UNG invests primarily in Futures Contracts. UNG seeks to have its aggregate NAV approximate at all times the aggregate market value of the Futures Contracts (or Other Natural Gas-Related Investments) it holds.

In connection with investing in Futures Contracts and Other Natural Gas-Related Investments, UNG holds Treasuries, cash and/or cash equivalents that serve as segregated assets supporting UNG’s positions in Futures Contracts and Other Natural Gas-Related Investments. For example, the purchase of a Futures Contract with a notional value of $10 million would not require UNG to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 30% of the stated value of the Futures Contract, would be required. To secure its Futures Contract obligations, UNG would deposit the required margin with the FCM and would separately hold, through its Custodian, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9.0 million (assuming a 10% margin).

As a result of the foregoing, typically 5% to 30% of UNG’s assets are held as margin in segregated accounts with a FCM. In addition to the Treasuries and cash it posts with the FCM for the Futures Contracts it owns, UNG may hold, through the Custodian, Treasuries, cash and/or cash equivalents that can be posted as additional margin or as other collateral to support its over-the-counter contracts. UNG earns income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian or FCM. UNG anticipates that the earned income will increase the NAV and limited partners’ capital contribution accounts. UNG reinvests the earned income, holds it in cash, or uses it to pay its expenses. If UNG reinvests the earned income, it makes investments that are consistent with its investment objective.

What are the Trading Policies of UNG?

Liquidity

UNG invests only in Futures Contracts and Other Natural Gas-Related Investments that, in the opinion of USCF, are traded in sufficient volume to permit the ready taking and liquidation of positions in these financial interests and Other Natural Gas-Related Investments that, in the opinion of USCF, may be readily liquidated with the original counterparty or through a third party assuming the position of UNG.

Spot Commodities

While the Futures Contracts traded on the NYMEX can be physically settled, UNG does not intend to take or make physical delivery. UNG may from time to time trade in Other Natural Gas-Related Investments, including contracts based on the spot price of natural gas.

Leverage

USCF endeavors to have the value of UNG’s Treasuries, cash and cash equivalents, whether held by UNG or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Natural Gas-Related Investments. Commodity pools’ trading positions in futures contracts or other related investments are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interest’s) entire market value. While USCF has not and does not intend to leverage UNG’s assets, it is not prohibited from doing so under the LP Agreement.

Borrowings

Borrowings are not used by UNG, unless UNG is required to borrow money in the event of physical delivery, if UNG trades in cash commodities, or for short-term needs created by unexpected redemptions.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In addition to Futures Contracts, there are also a number of listed options on the Futures Contracts on the principal futures exchanges. These contracts offer investors and hedgers another set of financial vehicles to use in managing exposure to the natural gas market. Consequently, UNG may purchase options on Futures Contracts on these exchanges in pursuing its investment objective.

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

To reduce the credit risk that arises in connection with such contracts, UNG will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by USCF’s Board.

UNG may enter into certain transactions where an over-the-counter component is exchanged for a corresponding futures contract (“Exchange for Risk” or “EFR” transaction.)  These EFR transactions may expose UNG to counterparty risk during the interim period between the execution of the over-the-counter component and the exchange for a corresponding futures contract.  Generally, the counterparty risk from the EFR transaction will exist only on the day of execution.

UNG may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Futures Contract. UNG would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.

UNG has employed hedging methods to the extent it has entered into EFR transactions, as well as invested in fully-collateralized over-the-counter swap transactions designed to track percentage changes in the price of the Benchmark Futures Contract.

Pyramiding

UNG has not and will not employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

In its capacity as the Custodian for UNG, BBH&Co. holds UNG’s Treasuries, cash and/or cash equivalents pursuant to a custodial agreement. BBH&Co. is also the registrar and transfer agent for the shares. In addition, in its capacity as Administrator for UNG, BBH&Co. performs certain administrative and accounting services for UNG and prepares certain SEC, NFA and CFTC reports on behalf of UNG. USCF pays BBH&Co.’s fees for these services.

BBH&Co.’s principal business address is 50 Post Office Square, Boston, MA 02110-1548. BBH&Co., a private bank founded in 1818, is neither a publicly held company nor insured by the Federal Deposit Insurance Corporation. BBH&Co. is authorized to conduct a commercial banking business in accordance with the provisions of Article IV of the New York State Banking Law, New York Banking Law §§160–181, and is subject to regulation, supervision, and examination by the New York State Department of Financial Services. BBH&Co. is also licensed to conduct a commercial banking business by the Commonwealths of Massachusetts and Pennsylvania and is subject to supervision and examination by the banking supervisors of those states.

UNG also employs ALPS Distributors, Inc. as the Marketing Agent. USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering.

ALPS’s principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS is the marketing agent for UNG. ALPS is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

On October 8, 2013, USCF entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UNG’s FCM, effective October 10, 2013.  Prior to October 10, 2013, UBS Securities LLC (“UBS Securities”) was UNG’s FCM. This agreement requires RBC Capital to provide services to UNG, as of October 10, 2013, in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased or sold by or through RBC Capital for UNG’s account.  For the period October 10, 2013 and after, UNG pays RBC Capital commissions for executing and clearing trades on behalf of UNG.  Prior to October 10, 2013, UNG paid UBS Securities commissions for executing and clearing trades on behalf of UNG.

RBC Capital’s primary address is 500 West Madison Street, Suite 2500, Chicago, Illinois 60661.  UBS Securities’ principal business address is 677 Washington Blvd., Stamford, Connecticut 06901.  From UNG’s commencement of trading to October 10, 2013, UBS Securities was a futures clearing broker for UNG.  Effective October 10, 2013, RBC Capital became the futures clearing broker for UNG.  Both RBC Capital and UBS Securities are registered in the U.S. with FINRA as a broker-dealer and with the CFTC as a FCM.  RBC Capital and UBS Securities are members of various U.S. futures and securities exchanges.

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

On September 27, 2011, the SEC commenced and settled an administrative proceeding against RBC for willful violations of Sections 17(a)(2) and 17(a)(3) of the 1933 Act for negligently selling collateralized debt obligations to five Wisconsin school districts despite concerns about the suitability of the product.  The firm agreed to pay disgorgement of $6.6 million, prejudgment interest of $1.8 million, and a civil monetary penalty of $22 million.

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

RBC Capital will act only as clearing broker for UNG and as such will be paid commissions for executing and clearing trades on behalf of UNG.  Prior to October 10, 2013, UBS Securities acted only as clearing broker for UNG and as such was paid commissions for executing and clearing trades on behalf of UNG.  Neither RBC Capital nor UBS Securities has passed upon the adequacy or accuracy of this annual report on Form 10-K.  Neither RBC Capital nor UBS Securities will act in any supervisory capacity with respect to USCF or participate in the management of USCF or UNG.

Neither RBC Capital nor UBS Securities is affiliated with UNG or USCF.  Therefore, neither USCF nor UNG believes that there are any conflicts of interest with RBC Capital and UBS Securities or their trading principals arising from their acting as UNG’s FCM.

Currently, USCF does not employ commodity trading advisors for the trading of UNG contracts. USCF currently does, however, employ a trading advisor for USCI, CPER, USAG and USMI, SummerHaven Investment Management, LLC (“SummerHaven”). If, in the future, USCF does employ commodity trading advisors for UNG, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

Fees of UNG

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers(1)

Service Provider	Compensation Paid by USCF
BBH&Co., Custodian and Administrator
Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to all funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of UNG’s and the Related Public Funds’ combined net assets, (b) 0.0465% for UNG’s and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once UNG’s and the Related Public Funds’ combined net assets exceed $1 billion.(2)

ALPS Distributors, Inc., Marketing Agent	0.06% on UNG’s assets up to $3 billion; and 0.04% on UNG’s assets in excess of $3 billion.

(1)	USCF pays this compensation.
(2)
The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also will pay transaction charge fees to BBH&Co., ranging from $7.00 to $15.00 per transaction for the funds.

Compensation to USCF

Assets	Management Fee
First $1,000,000,000	0.60% of NAV
After the first $1,000,000,000	0.50% of NAV

Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of UNG’s total assets and subtracting any liabilities.

Fees and Compensation Arrangements between UNG and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by UNG
UBS Securities LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary
RBC Capital Markets, LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(3)	UNG pays this compensation.

New York Mercantile Exchange Licensing Fee(4)

Assets	Licensing Fee
Prior to October 19, 2011:
First $1,000,000,000	0.04% of NAV
After the first $1,000,000,000	0.02% of NAV
On and after October 20, 2011:	0.015% on all net assets

(4)
Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. UNG is responsible for its pro rata share of the assets held by UNG and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI.

Expenses Paid or Accrued by UNG from Inception through December 31, 2013 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$57,837,494
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$29,477,970
Other Amounts Paid or Accrued(5):	$18,051,590
Total Expenses Paid or Accrued:	$105,367,054

(5)
Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by UNG from Inception through December 31, 2013 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.56 % annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.28 % annualized
Other Amounts Paid or Accrued(6):	0.17 % annualized
Total Expenses Paid or Accrued:	1.01 % annualized

(6)
Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Other Fees. UNG also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $1,700,000 for the fiscal year ended December 31, 2013. In addition, UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2013 were $555,465 for UNG and the Related Public Funds. UNG’s portion of such fees and expenses for the year ended December 31, 2013 was $199,863.

Form of Shares

Registered Form. Shares are issued in registered form in accordance with the LP Agreement. The Administrator has been appointed registrar and transfer agent for the purpose of transferring shares in certificated form. The Administrator keeps a record of all limited partners and holders of the shares in certificated form in the registry (the “Register”). USCF recognizes transfers of shares in certificated form only if done in accordance with the LP Agreement. The beneficial interests in such shares are held in book-entry form through participants and/or accountholders in the Depository Trust Company (“DTC”).

Book Entry. Individual certificates are not issued for the shares. Instead, shares are represented by one or more global certificates, which are deposited by the Administrator with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the shares outstanding at any time. Shareholders are limited to: (1) participants in DTC such as banks, brokers, dealers and trust companies (“DTC Participants”), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (“Indirect Participants”), and (3) those banks, brokers, dealers, trust companies and others who hold interests in the shares through DTC Participants or Indirect Participants, in each case who satisfy the requirements for transfers of shares. DTC Participants acting on behalf of investors holding shares through such participants’ accounts in DTC will follow the delivery practice applicable to securities eligible for DTC’s Same-Day Funds Settlement System. Shares are credited to DTC Participants’ securities accounts following confirmation of receipt of payment.

DTC. DTC has advised UNG as follows: It is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Exchange Act. DTC holds securities for DTC Participants and facilitates the clearance and settlement of transactions between DTC Participants through electronic book-entry changes in accounts of DTC Participants.

Calculating Per Share NAV

UNG’s per share NAV is calculated by:

•	Taking the current market value of its total assets;
•	Subtracting any liabilities; and
•	Dividing that total by the total number of outstanding shares.
The Administrator calculates the per share NAV of UNG once each NYSE Arca trading day. The per share NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the Futures Contracts traded on the NYMEX, but calculates or determines the value of all other UNG investments (including Futures Contracts not traded on the NYMEX, Other Natural Gas-Related Investments and Treasuries) using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time, in accordance with the current Administrative Agency Agreement among BBH&Co., UNG and USCF. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by UNG in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

In addition, in order to provide updated information relating to UNG for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the core trading session on each trading day an updated indicative fund value. The indicative fund value is calculated by using the prior day’s closing per share NAV of UNG as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the active natural gas Futures Contracts on the NYMEX. The prices reported for those Futures Contract months are adjusted based on the prior day’s spread differential between settlement values for the relevant contract and the spot month contract. In the event that the spot month contract is also the Benchmark Futures Contract, the last sale price for that contract is not adjusted. The indicative fund value share basis disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the per share NAV, because the per share NAV is calculated only once at the end of each trading day based upon the relevant end of day values of UNG’s investments.

The indicative fund value is disseminated on a per share basis every 15 seconds during regular NYSE Arca core trading session hours of 9:30 a.m. New York time to 4:00 p.m. New York time. The normal trading hours of the NYMEX are 10:00 a.m. New York time to 2:30 p.m. New York time. This means that there is a gap in time at the beginning and the end of each day during which UNG’s shares are traded on the NYSE Arca, but real-time NYMEX trading prices for Futures Contracts traded on the NYMEX are not available. During such gaps in time, the indicative fund value will be calculated based on the end of day price of such Futures Contracts from the NYMEX’s immediately preceding trading session. In addition, other Futures Contracts, Other Natural Gas-Related Investments and Treasuries held by UNG will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments will not be included in the indicative fund value.

The NYSE Arca disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of UNG shares on the NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of UNG and the indicative fund value. If the market price of UNG shares diverges significantly from the indicative fund value, market professionals will have an incentive to execute arbitrage trades. For example, if UNG appears to be trading at a discount compared to the indicative fund value, a market professional could buy UNG shares on the NYSE Arca and sell short Futures Contracts. Such arbitrage trades can tighten the tracking between the market price of UNG and the indicative fund value and thus can be beneficial to all market participants.

Creation and Redemption of Shares

UNG creates and redeems shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to UNG or the distribution by UNG of the amount of Treasuries and any cash represented by the baskets being created or redeemed, the amount of which is based on the combined NAV of the number of shares included in the baskets being created or redeemed determined after 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with USCF on behalf of UNG. The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by UNG, without the consent of any limited partner or shareholder or Authorized Purchaser. Authorized Purchasers will pay a transaction fee of $1,000 to UNG for each order they place to create or redeem one or more baskets. Authorized Purchasers who make deposits with UNG in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UNG or USCF, and no such person will have any obligation or responsibility to USCF or UNG to effect any sale or resale of shares. As of December 31, 2013, 17 Authorized Purchasers had entered into agreements with USCF on behalf of UNG. During the year ended December 31, 2013, UNG issued 1,129 Creation Baskets and redeemed 1,302 Redemption Baskets.

Certain Authorized Purchasers are expected to be capable of participating directly in the physical natural gas market and the natural gas futures market. In some cases, Authorized Purchasers or their affiliates may from time to time buy natural gas or sell natural gas or Natural Gas Interests and may profit in these instances. USCF believes that the size and operation of the natural gas market make it unlikely that an Authorized Purchaser’s direct activities in the natural gas or securities markets will significantly affect the price of natural gas, Natural Gas Interests, or the price of the shares.

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

The manner by which creations are made is dictated by the terms of the Authorized Purchaser Agreement. By placing a purchase order, an Authorized Purchaser agrees to (1) deposit Treasuries, cash or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with UNG for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Purchaser fails to consummate (1) and (2), the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet UNG’s investment objective and shall be purchased as a result of the Authorized Purchaser’s purchase of shares.

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of UNG (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of shares to be created under the purchase order is in proportion to the total number of shares outstanding on the purchase order dates. USCF determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and the amount of cash, including the maximum permitted remaining maturity of a Treasury and proportions of Treasury and cash that may be included in deposits to create baskets. The Marketing Agent will publish such requirements at the beginning of each business day. The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

Delivery of Required Deposits

An Authorized Purchaser who places a purchase order is responsible for transferring to UNG’s account with the Custodian the required amount of Treasuries and cash by the end of the third business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Purchaser’s DTC account on the third business day following the purchase order date. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of UNG shall be borne solely by the Authorized Purchaser.

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until after 4:00 p.m. New York time on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. UNG’s per share NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

USCF acting by itself or through the Marketing Agent shall have the absolute right but no obligation to reject a purchase order or a Creation Basket Deposit if:

•	it determines that the investment alternative available to UNG at that time will not enable it to meet its investment objective;
•	it determines that the purchase order or the Creation Basket Deposit is not in proper form;
•	it believes that the purchase order or the Creation Basket Deposit would have adverse tax consequences to UNG, the limited partners or its shareholders;
•	the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to USCF, be unlawful; or
•	circumstances outside the control of USCF, Marketing Agent or Custodian make it, for all practical purposes, not feasible to process creations of baskets.

None of USCF, the Marketing Agent or the Custodian will be liable for the rejection of any purchase order or Creation Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Purchaser can redeem one or more baskets mirror the procedures for the creation of baskets. On any business day, an Authorized Purchaser may place an order with the Marketing Agent to redeem one or more baskets. Redemption orders must be placed by 12:00 p.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the Marketing Agent. The redemption procedures allow Authorized Purchasers to redeem baskets and do not entitle an individual shareholder to redeem any shares in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Purchaser.

By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to UNG, as described below. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to UNG’s account at the Custodian the non-refundable transaction fee due for the redemption order. An Authorized Purchaser may not withdraw a redemption order.

The manner by which redemptions are made is dictated by the terms of the Authorized Purchaser Agreement. By placing a redemption order, an Authorized Purchaser agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to UNG’s account with the Custodian not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order (“Redemption Distribution Date”), and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with UNG for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the Redemption Order Date. If an Authorized Purchaser fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet UNG’s investment objective and shall be sold as a result of the Authorized Purchaser’s sale of shares.

Determination of Redemption Distribution

The redemption distribution from UNG consists of a transfer to the redeeming Authorized Purchaser of an amount of Treasuries and/or cash that is in the same proportion to the total assets of UNG (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of shares to be redeemed under the redemption order is in proportion to the total number of shares outstanding on the date the order is received. USCF, directly or in consultation with the Administrator, determines the requirements for Treasuries and the amounts of cash, including the maximum permitted remaining maturity of a Treasury, and the proportions of Treasuries and cash that may be included in distributions to redeem baskets. The Marketing Agent will publish an estimate of the redemption distribution per basket as of the beginning of each business day.

Delivery of Redemption Distribution

The redemption distribution due from UNG will be delivered to the Authorized Purchaser by 3:00 p.m. New York time on the third business day following the redemption order date if, by 3:00 p.m. New York time on such third business day, UNG’s DTC account has been credited with the baskets to be redeemed. If UNG’s DTC account has not been credited with all of the baskets to be redeemed by such time, the redemption distribution will be delivered to the extent of whole baskets received. Any remainder of the redemption distribution will be delivered on the next business day to the extent of remaining whole baskets received if UNG receives the fee applicable to the extension of the redemption distribution date which USCF may, from time to time, determine and the remaining baskets to be redeemed are credited to UNG’s DTC account by 3:00 p.m. New York time on such next business day. Any further outstanding amount of the redemption order shall be cancelled. Pursuant to information from USCF, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to UNG’s DTC account by 3:00 p.m. New York time on the third business day following the redemption order date if the Authorized Purchaser has collateralized its obligation to deliver the baskets through DTC’s book entry-system on such terms as USCF may from time to time determine.

Suspension or Rejection of Redemption Orders

USCF may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca or the NYMEX is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the NYMEX is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as USCF determines to be necessary for the protection of the limited partners or shareholders. For example, USCF may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of UNG’s assets at an appropriate value to fund a redemption. If USCF has difficulty liquidating its positions, e.g., because of a market disruption event in the futures markets, a suspension of trading by the exchange where the futures contracts are listed or an unanticipated delay in the liquidation of a position in an over-the-counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of USCF, the Marketing Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption orders must be made in whole baskets. USCF will reject a redemption order if the order is not in proper form as described in the Authorized Purchaser Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. USCF may also reject a redemption order if the number of shares being redeemed would reduce the remaining outstanding shares to 100,000 shares (i.e., one basket) or less.

Creation and Redemption Transaction Fee

To compensate UNG for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee to UNG of $1,000 per order to create or redeem baskets, regardless of the number of baskets in such order. An order may include multiple baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

Tax Responsibility

Authorized Purchasers are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Purchaser, and agree to indemnify USCF and UNG if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Secondary Market Transactions

As noted, UNG creates and redeems shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to UNG or the distribution by UNG of the amount of Treasuries and cash represented by the baskets being created or redeemed, the amount of which will be based on the aggregate NAV of the number of shares included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

As discussed above, Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Purchaser is under no obligation to create or redeem baskets, and an Authorized Purchaser is under no obligation to offer to the public shares of any baskets it does create. Authorized Purchasers that do offer to the public shares from the baskets they create will do so at per-share offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the NAV of UNG at the time the Authorized Purchaser purchased the Creation Baskets and the per share NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the Futures Contract market and the market for Other Natural Gas-Related Investments. The prices of shares offered by Authorized Purchasers are expected to fall between UNG’s per share NAV and the trading price of the shares on the NYSE Arca at the time of sale. Shares initially comprising the same basket but offered by Authorized Purchasers to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Purchaser on behalf of multiple clients. Authorized Purchasers who make deposits with UNG in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UNG or USCF, and no such person has any obligation or responsibility to USCF or UNG to effect any sale or resale of shares. Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their per share NAV. The amount of the discount or premium in the trading price relative to the per share NAV may be influenced by various factors, including the number of investors who seek to purchase or sell shares in the secondary market and the liquidity of the Futures Contracts market and the market for Other Natural Gas-Related Investments. While the shares trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Futures Contracts and Other Natural Gas-Related Investments may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the shares may widen.

Investments

USCF causes UNG to transfer the proceeds from the sale of Creation Baskets to the Custodian or other custodian for trading activities. USCF will invest UNG’s assets in Futures Contracts and Other Natural Gas-Related Investments and investments in Treasuries, cash and/or cash equivalents. When UNG purchases a Futures Contract and certain exchange-traded Other Natural Gas-Related Investments, UNG is required to deposit 5% to 30% with the selling FCM on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under Natural Gas Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in over-the-counter Natural Gas Interests will generally impose similar collateral requirements on UNG. USCF will invest the assets that remain after margin and collateral are posted in Treasuries, cash and/or cash equivalents subject to these margin and collateral requirements. USCF has sole authority to determine the percentage of assets that are:

•	held on deposit with the FCM or other custodian,

•	used for other investments, and

•	held in bank accounts to pay current obligations and as reserves.

Ongoing margin and collateral payments will generally be required for both exchange-traded and over-the-counter Natural Gas Interests based on changes in the value of the Natural Gas Interests. Furthermore, ongoing collateral requirements with respect to over-the-counter Natural Gas Interests are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under a Natural Gas Interest and each party’s creditworthiness. In light of the differing requirements for initial payments under exchange-traded and over-the-counter Natural Gas Interests and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of UNG’s assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by UNG will constitute reserves that will be available to meet ongoing margin and collateral requirements. All interest income will be used for UNG’s benefit.

A FCM, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to UNG to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held.

The assets of UNG posted as margin for Futures Contracts are held in segregated accounts pursuant to the CEA and CFTC regulations.

UNG must post both collateral and independent amounts to its swap counterparties. The amount of collateral UNG posts changes according to the amounts owed by UNG to its counterparty on a given swap transaction, while independent amounts are fixed amounts posted by UNG at the start of a swap transaction. Collateral and independent amounts posted to swap counterparties are held by a third party custodian.

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

The offer and sale of shares of UNG, as well as shares of each of the Related Public Funds, is registered under the Securities Act. UNG and the Related Public Funds are subject to the requirements of the Securities Act, the Exchange Act and the rules and regulations adopted thereunder, as administered by the SEC. Firms’ participation in the distribution of shares are regulated as described above, as well as by the self regulatory association, FINRA.

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

In general, the CFTC does not regulate the interbank and forward foreign currency markets with respect to transactions in contracts between certain sophisticated counterparties such as UNG or between certain regulated institutions and retail investors. Although U.S. banks are regulated in various ways by the Federal Reserve Board, the Comptroller of the Currency and other U.S. federal and state banking officials, banking authorities do not regulate the forward markets to the same extent that the swap markets are regulated by the CFTC and SEC. At a minimum, over-the-counter currency forwards, options and swaps will be subject to heightened recordkeeping, reporting and business conduct standards.

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

While the U.S. government does not currently impose any restrictions on the movements of currencies, it could choose to do so. The imposition or relaxation of exchange controls in various jurisdictions could significantly affect the market for that and other jurisdictions’ currencies. Trading in the interbank market also exposes UNG to a risk of default since the failure of a bank with which UNG had entered into a forward contract would likely result in a default and thus possibly substantial losses to UNG.

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

“Swap” Transactions

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes regulatory requirements on certain “swap” transactions that UNG is authorized to engage in that may ultimately impact the ability of UNG to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap” and “security-based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear the same types of swaps. As a result, if UNG enters into or has entered into certain interest rate and credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require UNG to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

The Dodd-Frank Act also requires that certain swaps determined to be available to trade on a SEF must be executed over such a facility. On June 5, 2013, the CFTC published a final rule regarding the obligations of SEFs, including the obligation for facilities offering multiple person execution services to register as a SEF by October 2, 2013. Based upon applications filed by several SEFs with the CFTC in the second half of October 2013, the CFTC has determined that certain interest rate swaps and credit default index swaps are available to trade on SEFs and beginning February 15, 2014, certain interest rate swaps and credit default swaps must be executed on a SEF.

On November 14, 2013, the CFTC’s Division of Clearing and Risk, Division of Market Oversight and Division of Swap Dealer and Intermediary Oversight published guidance with respect to the application of certain CFTC rules on SEFs. That guidance clarified that SEFs could not restrict access to participants who are permitted to trade swaps and that SEFs may not require participants to have breakage agreements in place with other counterparties.

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

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the CEA and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as UNG) in the form of higher fees and expenses related to trading swaps.

On April 5, 2013, the CFTC’s Division of Clearing and Risk issued a letter granting no-action relief from certain swap data reporting requirements for swaps entered into between affiliated counterparties. In general, the letter grants relief from, among others: real-time, historical and regular swap reporting (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively.

On April 9, 2013, the CFTC’s Division of Market Oversight issued a letter granting time-limited no-action relief to non-swap dealer, non-major swap participant counterparties from the real-time, regular and historical swap reporting requirements (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively). The regular reporting requirements (Part 45 of the CFTC regulations) for interest rate and credit swaps of a financial entity (including a commodity pool such as UNG) began on April 10, 2013. The letter delays implementation of the reporting requirements based upon the asset class underlying the swap and the classification of the reporting counterparty. For a financial entity (including a commodity pool such as UNG), regular reporting requirements for equity, foreign exchange and other commodity swaps (including swaps on natural gas) began on May 29, 2013 and reporting of all historical swaps for all asset classes began on September 30, 2013.

On November 6, 2013, the CFTC published a final rule that imposes requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee or secure uncleared swaps. In other words, the rule places restrictions on what swap dealers and major swap participants can do with collateral posted by UNG in connection with uncleared swaps.

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”). These regulations have not yet been fully implemented.

General Regulation Applicable to UNG

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940 (the “Investment Company Act”) that are required to register due to recent changes to CFTC Regulation 4.5. The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” For entities that are registered with both the CFTC and the SEC, the CFTC will accept the SEC’s disclosure, reporting and recordkeeping regime as substituted compliance for substantially all of Part 4 of the CFTC’s regulations, so long as they comply with comparable requirements under the SEC’s statutory and regulatory compliance regime. Thus, the final rules (the “Harmonization Rules”) allow dually registered entities to meet certain CFTC regulatory requirements for CPOs by complying with SEC rules to which they are already subject. Although UNG is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC. This change will decrease the burden to UNG and USCF of having to comply with inconsistent regulatory requirements. It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to UNG and USCF, but any such further rule changes could result in additional operating efficiencies for UNG and USCF.

With regard to any other rules that the CFTC may adopt in the future, the effect of any such regulatory changes on UNG is impossible to predict, but it could be substantial and adverse.

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

The CFTC also regulates the activities of “commodity trading advisors” and “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a CPO, such as USCF, to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend, modify or terminate the registration of any registrant for failure to comply with CFTC rules or regulations. Suspension, restriction or termination of USCF’s registration as a CPO would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of, UNG or the Related Public Funds.

The CEA also gives the states certain powers to enforce its provisions and the regulations of the CFTC.

Under certain circumstances, the CEA grants shareholders the right to institute a reparations proceeding before the CFTC against USCF (as a registered commodity pool operator), as well as those of their respective employees who are required to be registered under the CEA. Shareholders may also be able to maintain a private right of action for certain violations of the CEA.

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

The CEA requires all FCMs, such as UNG’s clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

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

On November 14, 2013, the CFTC published final regulations that require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

UNG’s investors are afforded prescribed rights for reparations under the CEA against USCF (as a registered commodity pool operator), as well as its respective employees who are required to be registered under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or a FCM, introducing broker, commodity trading advisor, CPO and their respective associated persons.

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

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as non-U.S. located platforms. Furthermore, until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UNG may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect UNG, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of UNG to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UNG.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of UNG to achieve its investment objective.

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

Brokerage firms, such as UNG’s clearing brokers, carrying accounts for traders in commodity interest contracts may not accept lower, and generally require higher, amounts of margin as a matter of policy to further protect themselves. The clearing brokers require UNG to make margin deposits equal to exchange minimum levels for all commodity interest contracts. This requirement may be altered from time to time in the clearing brokers’ discretion.

Regulators have not yet finalized the Dodd-Frank Act rules regarding initial margin levels for over-the-counter derivatives. It is possible that such levels may be higher than those for futures contracts. Also, initial margin requirements for non-cleared swaps will be subject to higher margin requirements than cleared swaps. And, under pending rule proposals, UNG may be required to post, but not be entitled to receive, initial and variation margin in respect of non-cleared swaps. Until such time as the regulators finalize these margin rules, trading in the over-the-counter markets where no clearing facility is provided generally will not require margin per se. Rather, it will involve the extension of credit between counterparties that is secured by transfers of credit support and/or independent amounts. Credit support is transferred between counterparties in respect of the open over-the-counter derivatives entered into between them, while independent amounts are fixed amounts posted by one or both counterparties at the execution of a particular over-the-counter transaction.

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

Margin requirements are computed each day by a trader’s clearing broker. When the market value of a particular open commodity interest position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. If the margin call is not met within a reasonable time, the broker may close out the trader’s position. With respect to UNG’s trading, UNG (and not its investors personally) is subject to margin calls.

On November 6, 2013, the CFTC published a final rule that imposes requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee, or secure uncleared swaps. In other words, the rule places restrictions on what swap dealers and major swap participants can do with collateral posted by UNG in connection with uncleared swaps.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

SEC Reports

UNG makes available, free of charge, on its website, its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. These reports are also available from the SEC though its website at: www.sec.gov.

CFTC Reports

UNG also makes available its monthly reports and its annual reports required to be prepared and filed with the NFA under the CFTC regulations.

Intellectual Property

USCF owns trademark registrations for UNITED STATES NATURAL GAS FUND (U.S. Reg. No. 3407494) for “Fund investment services in the field of natural gas futures contracts, cash-settled options on natural gas futures contracts, forward contracts for natural gas, over-the-counter transactions based on the price of natural gas, and indices based on the foregoing,” in use since April 18, 2007, UNG UNITED STATES NATURAL GAS FUND, LP (and Flame Design) (U.S. Reg. No. 3683574) for “Fund investment services in the field of natural gas futures contracts, cash-settled options on natural gas futures contracts, forward contracts for natural gas, over-the-counter transactions based on the price of natural gas, and indices based on the foregoing,” in use since April 18, 2007 and UNG UNITED STATES NATURAL GAS FUND, LP (and Flame Design) (U.S. Reg. No. 4343873) for “Financial investment services in the field of natural gas futures contracts, cash-settled options on natural gas futures contracts, forward contracts for natural gas, over-the-counter transactions based on the price of natural gas, and indices based on the foregoing,” in use since September 30, 2012. USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations.

USCF owns trademark registrations for UNITED STATES COMMODITY FUNDS (U.S. Reg. No. 3600670) for “Fund investment services,” in use since June 24, 2008, USCF (U.S. Reg. No. 3638987) for “Fund investment services,” in use since June 24, 2008, and USCF UNITED STATES COMMODITY FUNDS LLC & Design (U.S. Reg. No. 4304004) for “Fund investment services,” in use since June 24, 2008. USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations; it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

Item 1A.  Risk Factors.

The risk factors should be read in connection with the other information included in this annual report on Form
10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and UNG’s financial statements and the related notes.

UNG’s investment objective is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes Benchmark Futures Contract, less UNG’s expenses. UNG seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Natural Gas-Related Investments such that the daily changes in its net asset value, measured in percentage terms, will closely track the changes in the daily price of the Benchmark Futures Contract, also measured in percentage terms. UNG’s investment strategy is designed to provide investors with a cost-effective way to invest indirectly in natural gas and to hedge against movements in the spot price of natural gas. An investment in UNG involves investment risk similar to a direct investment in Futures Contracts and Other Natural Gas-Related Investments, and correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of natural gas will have an efficient hedge only if the price they pay for their shares closely correlates with the price of natural gas. In addition to investment risk and correlation risk, an investment UNG involves tax risks, over-the-counter risks and other risks.

Investment Risk

The net asset value of UNG’s shares relates directly to the value of the Benchmark Futures Contracts and other assets held by UNG and fluctuations in the price of these assets could materially adversely affect an investment in UNG’s shares.

UNG’s investment objective is for the net asset value of its shares to track the price of the Benchmark Futures Contract, less expenses. The net assets of UNG consists primarily of investments in Futures Contracts and, to a lesser extent, in Other Natural Gas-Related Investments. The net asset value of UNG’s shares relates directly to the value of these assets (less liabilities, including accrued but unpaid expenses), which in turn relates to the price of natural gas in the marketplace. Natural gas prices depend on local, regional and global events or conditions that affect supply and demand for natural gas.

Economic conditions. The demand for natural gas correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on natural gas demand and therefore may have an adverse impact on natural gas prices.

Other demand-related factors. Other factors that may affect the demand for natural gas and therefore its price, include technological improvements in energy efficiency; seasonal weather patterns, which affect the demand for natural gas associated with heating; increased competitiveness of alternative energy sources that have so far generally not been competitive with natural gas without the benefit of government subsidies or mandates; and changes in technology or consumer preferences that alter fuel choices, such as toward alternative fueled vehicles.

Other supply-related factors. Natural gas prices also vary depending on a number of factors affecting supply. For example, increased supply from the development of new natural gas sources and technologies to enhance recovery from existing sources tends to reduce natural gas prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or manufacturing capacity may impact the supply of natural gas. Natural gas supply levels can also be affected by factors that reduce available supplies, such natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies in the natural gas industry to find, produce, and transport natural gas, which in turn, may affect the supply of and demand for natural gas.

Other market factors. The supply of and demand for natural gas may also be impacted by changes in interest rates, inflation, and other local or regional market conditions.

Correlation Risk

Investors purchasing shares to hedge against movements in the price of natural gas will have an efficient hedge only if the price they pay for their shares closely correlates with the price of natural gas. Investing in UNG’s shares for hedging purposes involves the following risks:

•	The market price at which the investor buys or sells shares may be significantly less or more than net asset value
•	Daily percentage changes in net asset value may not closely correlate with daily percentage changes in the price of the Benchmark Futures Contract.
•	Daily percentage changes in the price of the Benchmark Futures Contract may not closely correlate with daily percentage changes in the price of natural gas.

The market price at which investors buy or sell shares may be significantly less or more than net asset value.

UNG’s net asset value per share will change throughout the day as fluctuations occur in the market value of UNG’s portfolio investments. The public trading price at which an investor buys or sells shares during the day from their broker may be different from the net asset value of the shares. Price differences may relate primarily to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of the natural gas and the Benchmark Futures Contract at any point in time. USCF expects that exploitation of certain arbitrage opportunities by Authorized Purchasers and their clients and customers will tend to cause the public trading price to track net asset value per share closely over time, but there can be no assurance of that.

The net asset value of UNG’s shares may also be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which natural gas is traded. While the shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Time, the trading hours for the futures exchanges on which natural gas trades may not necessarily coincide during all of this time. For example, while the shares trade on the NYSE Arca until 4:00 p.m. Eastern Time, liquidity in the natural gas market will be reduced after the close of the NYMEX at 2:30 p.m. Eastern Time. As a result, during periods when the NYSE Arca is open and the futures exchanges on which natural gas is traded are closed, trading spreads and the resulting premium or discount on the shares may widen and, therefore, increase the difference between the price of the shares and the net asset value of the shares.

Daily percentage changes in UNG’s net asset value may not correlate with daily percentage changes in the price of the Benchmark Futures Contract.

It is possible that the daily percentage changes in UNG’s net asset value per share may not closely correlate to daily percentage changes in the price of the Benchmark Futures Contract. Non-correlation may be attributable to disruptions in the market for natural gas, the imposition of position or accountability limits by regulators or exchanges, or other extraordinary circumstances. As UNG approaches or reaches position limits with respect to the Benchmark Futures Contract and other Futures Contracts or in view of market conditions, UNG may begin investing in Other Natural Gas-Related Investments. In addition, UNG is not able to replicate exactly the changes in the price of the Benchmark Futures Contract because the total return generated by UNG is reduced by expenses and transaction costs, including those incurred in connection with UNG’s trading activities, and increased by interest income from UNG’s holdings of Treasury securities. Tracking the Benchmark Futures Contract requires trading of UNG’s portfolio with a view to tracking the Benchmark Futures Contract over time and is dependent upon the skills of USCF and its trading principals, among other factors.

Daily percentage changes in the price of the Benchmark Futures Contract may not correlate with daily percentage changes in the spot price of natural gas.

The correlation between changes in prices of the Benchmark Futures Contract and the spot price of natural gas may at times be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative natural gas market, supply of and demand for Futures Contracts (including the Benchmark Futures Contract) and Other Natural Gas-Related Investments, and technical influences in natural gas futures trading.

Natural forces in the natural gas futures market known as “backwardation” and “contango” may increase UNG’s tracking error and/or negatively impact total return.

The design of UNG’s Benchmark Futures Contract is such that every month it begins by using the near month contract to expire until the near month contract is within two weeks of expiration, when, over a four day period, it transitions to the next month contract to expire as its benchmark contract and keeps that contract as its benchmark until it becomes the near month contract and close to expiration. In the event of a natural gas futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in natural gas prices the value of the benchmark contract would tend to rise as it approaches expiration. Conversely, in the event of a natural gas futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in natural gas prices the value of the benchmark contract would tend to decline as it approaches expiration. When compared to total return of other price indices, such as the spot price of natural gas, the impact of backwardation and contango may cause the total return of UNG’s per share net asset value to vary significantly. Moreover, absent the impact of rising or falling natural gas prices, a prolonged period of contango could have a significant negative impact on UNG’s per share net asset value and total return and investors could lose part or all of their investment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K for a discussion of the potential effects of contango and backwardation.

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, which could cause the price of shares to substantially vary from the price of the Benchmark Futures Contract.

Designated contract markets, such as the NYMEX, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UNG is not) may hold, own or control. In addition to accountability levels and position limits, the NYMEX also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues – OTC, DCMs, SEFs as well as non-U.S. located trading platforms.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UNG may be limited with respect to the size of its investments in Futures Contracts and Other Natural Gas-Related Investment subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect UNG, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of UNG to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UNG.

All of these limits may potentially cause a tracking error between the price of UNG’s shares and the price of the Benchmark Futures Contract. This may in turn prevent investors from being able to effectively use UNG as a way to hedge against natural gas-related losses or as a way to indirectly invest in natural gas.

UNG has not limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Futures Contracts and Other Natural Gas-Related Investments. If UNG encounters accountability levels, position limits, or price fluctuation limits for Futures Contracts on the NYMEX, it may then, if permitted under applicable regulatory requirements, purchase Futures Contracts on other exchanges that trade listed natural gas futures. In addition, if UNG exceeds accountability levels on either the NYMEX and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of UNG’s shares and the price of the Benchmark Futures Contract.

Tax Risk

An investor’s tax liability may exceed the amount of distributions, if any, on its shares.

Cash or property will be distributed at the sole discretion of USCF. USCF has not and does not currently intend to make cash or other distributions with respect to shares. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on their allocable share of UNG’s taxable income, without regard to whether they receive distributions or the amount of any distributions. Therefore, the tax liability of an investor with respect to its shares may exceed the amount of cash or value of property (if any) distributed.

An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.

Due to the application of the assumptions and conventions applied by UNG in making allocations for tax purposes and other factors, an investor’s allocable share of UNG’s income, gain, deduction or loss may be different than its economic profit or loss from its shares for a taxable year. This difference could be temporary or permanent and, if permanent, could result in it being taxed on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by UNG in allocating those items, with potential adverse consequences for an investor.

The U.S. tax rules pertaining to partnerships are complex and their application to large, publicly traded partnerships such as UNG is in many respects uncertain. UNG applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects shareholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code (the “Code”) and applicable Treasury Regulations, however, and it is possible that the IRS will successfully challenge UNG’s allocation methods and require UNG to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors. If this occurs, investors may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

UNG could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.

UNG has received an opinion of counsel that, under current U.S. federal income tax laws, UNG will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of UNG’s annual gross income consists of “qualifying income” as defined in the Code, (ii) UNG is organized and operated in accordance with its governing agreements and applicable law and (iii) UNG does not elect to be taxed as a corporation for federal income tax purposes. Although USCF anticipates that UNG has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. UNG has not requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for federal income tax purposes. If the IRS were to successfully assert that UNG is taxable as a corporation for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to shareholders, UNG would be subject to tax on its net income for the year at corporate tax rates. In addition, although USCF does not currently intend to make distributions with respect to shares, any distributions would be taxable to shareholders as dividend income. Taxation of UNG as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

UNG is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, UNG has a more complex tax treatment than traditional mutual funds.

UNG is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law. No U.S. federal income tax is paid by UNG on its income. Instead, UNG will furnish shareholders each year with tax information on IRS Schedule K-1 (Form 1065) and each U.S. shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss and deduction of UNG.

This must be reported without regard to the amount (if any) of cash or property the shareholder receives as a distribution from UNG during the taxable year. A shareholder, therefore, may be allocated income or gain by UNG but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

In addition to federal income taxes, shareholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which UNG does business or owns property or where the shareholders reside. Although an analysis of those various taxes is not presented here, each prospective shareholder should consider their potential impact on its investment in UNG. It is each shareholder’s responsibility to file the appropriate U.S. federal, state, local and foreign tax returns.

Over-the-Counter Contract Risk

Currently, over-the-counter transactions are subject to changing regulation.

A portion of UNG’s assets may be used to trade over-the-counter Natural Gas Interests, such as forward contracts or swap or spot contracts. Currently, over-the-counter contracts are typically contracts traded on a principal-to-principal, non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulated by the CFTC. The markets for over-the-counter contracts have relied upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. To date, the forward markets have been largely unregulated, forward contracts have been executed bi-laterally and, in general, forward contracts have not been cleared or guaranteed by a third party. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other foreign exchange derivatives, such as foreign exchange options, certain currency swaps and non-deliverable forwards. While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over-the-counter market, the current regulation of the over-the-counter contracts could expose UNG in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCM’s. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear the same types of swaps. As a result, if UNG enters into or has entered into certain interest rate and credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require UNG to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. See “Item 1. Business – Regulation” for a discussion of how the over-the-counter market will be subject to much more extensive CFTC oversight and regulation after the implementation of the Dodd-Frank Act.

UNG will be subject to credit risk with respect to counterparties to over-the-counter contracts entered into by UNG or held by special purpose or structured vehicles.

UNG faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to UNG, in which case UNG could suffer significant losses on these contracts.

If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, UNG may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. UNG may obtain only limited recovery or may obtain no recovery in such circumstances.

Valuing over-the-counter derivatives may be less certain that actively traded financial instruments.

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

The regulatory requirements for posting margin in uncleared swap transactions is evolving.

The Dodd-Frank Act requires the CFTC and SEC to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared swaps). In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian. On November 6, 2013, the CFTC published a final rule that imposes requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee, or secure uncleared swaps. The rule places restrictions on what swap dealers and major swap participants can do with collateral posted by UNG in connection with uncleared swaps.

Other Risks

Certain of UNG’s investments could be illiquid, which could cause large losses to investors at any time or from time to time.

Futures positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as a foreign government taking political actions that disrupt the market for its currency, its natural gas production or exports, or another major export, can also make it difficult to liquidate a position. Because both Futures Contracts and Other Natural Gas-Related Investments may be illiquid, UNG's Natural Gas Interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated. The large size of the positions that UNG may acquire increases the risk of illiquidity both by making its positions more difficult to liquidate and by potentially increasing losses while trying to do so.

Over-the-counter contracts that are not subject to clearing may be even less marketable that futures contracts because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions make such contracts less liquid than standardized futures contracts traded on a commodities exchange and could adversely impact UNG’s ability to realize the full value of such contracts. In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of over-the-counter transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

UNG is not actively managed and tracks the Benchmark Futures Contract during periods in which the price of the Benchmark Futures Contract is flat or declining as well as when the price is rising.

UNG is not actively managed by conventional methods. Accordingly, if UNG’s investments in Natural Gas Interests are declining in value, UNG will not close out such positions except in connection with paying the proceeds to an Authorized Purchaser upon the redemption of a basket or closing out futures positions in connection with the monthly change in the Benchmark Futures Contract. USCF will seek to cause the net asset value of UNG’s shares to track the Benchmark Futures Contract during periods in which its price is flat or declining as well as when the price is rising.

The NYSE Arca may halt trading in UNG’s shares, which would adversely impact an investor’s ability to sell shares.

UNG’s shares are listed for trading on the NYSE Arca under the market symbol “UNG.” Trading in shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of UNG’s shares will continue to be met or will remain unchanged.

The lack of an active trading market for UNG’s shares may result in losses on an investor’s investment in UNG at the time the investor sells the shares.

Although UNG’s shares are listed and traded on the NYSE Arca, there can be no guarantee that an active trading market for the shares will be maintained. If an investor needs to sell shares at a time when no active trading market for them exists, the price the investor receives upon sale of the shares, assuming they were able to be sold, likely would be lower than if an active market existed.

USCF is leanly staffed and relies heavily on key personnel to manage UNG and other funds.

USCF was formed to be the sponsor and manager of investment vehicles such as UNG and has been managing such investment vehicles since April 2006. In managing and directing the day-to-day activities and affairs of UNG, USCF relies heavily on Messrs. Howard Mah and John Hyland. If Messrs. Mah or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of UNG.

There is a risk that UNG will not earn trading gains sufficient to compensate for the fees and expenses that it must pay and as such UNG may not earn any profit.

UNG pays brokerage charges of approximately 0.10% of average total net assets based on brokerage fees of $3.50 per buy or sell, management fees of 0.60% of net asset value on its average net assets of $1,000,000 or less and 0.50% of net asset value on its average net assets that are greater than $1,000,000, and over-the-counter spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by USCF on UNG’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that cannot be quantified.

These fees and expenses must be paid in all cases regardless of whether UNG’s activities are profitable. Accordingly, UNG must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

Regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect UNG.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and futures exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. Regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on UNG is impossible to predict, but it could be substantial and adverse. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on UNG, please see “Item 1. Business – Regulation” in this annual report on Form 10-K.

An investment in UNG may provide little or no diversification benefits. Thus, in a declining market, UNG may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in UNG while incurring losses with respect to other asset classes.

Historically, Futures Contracts and Other Natural Gas-Related Investments have generally been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is a low statistically valid relationship between the performance of futures and other commodity interest transactions, on the one hand, and stocks or bonds, on the other hand.

However, there can be no assurance that such non-correlation will continue during future periods. If, contrary to historic patterns, UNG’s performance were to move in the same general direction as the financial markets, investors will obtain little or no diversification benefits from an investment in UNG’s shares. In such a case, UNG may have no gains to offset losses from other investments, and investors may suffer losses on their investment in UNG at the same time they incur losses with respect to other investments.

Variables such as drought, floods, weather, embargoes, tariffs and other political events may have a larger impact on natural gas prices and natural gas-linked instruments, including Futures Contracts and Other Natural Gas-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject UNG’s investments to greater volatility than investments in traditional securities.

Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historical evidence that the spot price of natural gas and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, UNG cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.

UNG is not a registered investment company so shareholders do not have the protections of the 1940 Act.

UNG is not an investment company subject to the 1940 Act. Accordingly, investors do not have the protections afforded by that statute which, for example, requires investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

Trading in international markets could expose UNG to credit and regulatory risk.

UNG invests primarily in Futures Contracts, a significant portion of which are traded on United States exchanges, including the NYMEX. However, a portion of UNG’s trades may take place on markets and exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. Trading in non-U.S. markets also leaves UNG susceptible to swings in the value of the local currency against the U.S. dollar. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

UNG and USCF may have conflicts of interest, which may permit them to favor their own interests to the detriment of shareholders.

UNG is subject to actual and potential inherent conflicts involving USCF, various commodity futures brokers and Authorized Purchasers. USCF’s officers, directors and employees do not devote their time exclusively to UNG. These persons are directors, officers or employees of other entities that may compete with UNG for their services. They could have a conflict between their responsibilities to UNG and to those other entities. As a result of these and other relationships, parties involved with UNG have a financial incentive to act in a manner other than in the best interests of UNG and the shareholders. USCF has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts of interest to resolve them equitably. Although USCF attempts to monitor these conflicts, it is extremely difficult, if not impossible, for USCF to ensure that these conflicts do not, in fact, result in adverse consequences to the shareholders.

UNG may also be subject to certain conflicts with respect to the FCM, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the FCM. In addition, USCF’s principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as UNG trades using the clearing broker to be used by UNG. A potential conflict also may occur if USCF’s principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by UNG.

UNG could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio.

UNG may terminate at any time, regardless of whether UNG has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including the death, adjudication of incompetence, bankruptcy, dissolution, or removal of USCF as the general partner of UNG could cause UNG to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate UNG. UNG’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

UNG does not expect to make cash distributions.

UNG has not previously made any cash distributions and intends to reinvest any realized gains in additional Natural Gas Interests rather than distributing cash to limited partners. Therefore, unlike mutual funds, commodity pools or other investment pools that actively manage their investments in an attempt to realize income and gains from their investing activities and distribute such income and gains to their investors, UNG generally does not expect to distribute cash to limited partners. An investor should not invest in UNG if the investor will need cash distributions from UNG to pay taxes on its share of income and gains of UNG, if any, or for any other reason. Nonetheless, although UNG does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Natural Gas Interests and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. If this income becomes significant then cash distributions may be made.

An unanticipated number of redemption requests during a short period of time could have an adverse effect on UNG’s net asset value.

If a substantial number of requests for redemption of Redemption Baskets are received by UNG during a relatively short period of time, UNG may not be able to satisfy the requests from UNG’s assets not committed to trading. As a consequence, it could be necessary to liquidate positions in UNG’s trading positions before the time that the trading strategies would otherwise dictate liquidation.

The financial markets are currently in a slow period of recovery and the financial markets are still relatively fragile.

Since 2008, the financial markets have experienced very difficult conditions and volatility as well as significant adverse trends. The conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. In addition, the current administration and Congress have periodically been reaching impasses in passing a fiscal budget which could create long-term concerns regarding the credit of the United States and interest earned, as well as the United States Government’s ability to pay its obligations to holders of Treasuries. If low interest rates on Treasuries continue or if UNG is not able to redeem its investments in Treasuries prior to maturity and the U.S. Government cannot pay its obligations, UNG would be negatively impacted. In addition, UNG might also be negatively impacted by its use of money market mutual funds to the extent those funds might themselves be using Treasuries. Although the financial markets saw signs of recovery beginning in late 2010 and 2011, economic growth in 2012 was slow and the financial markets are still fragile. A poor financial recovery could adversely affect the financial condition and results of operations of UNG’s service providers and Authorized Purchasers which would impact the ability of USCF to achieve UNG’s investment objective.

The failure or bankruptcy of a clearing broker or UNG’s Custodian could result in a substantial loss of UNG’s assets and could impair UNG in its ability to execute trades.

Under CFTC regulations, a clearing broker maintains customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or even if the customers’ funds are segregated by the clearing broker but the clearing broker is unable to satisfy a substantial deficit in a customer account, the clearing broker’s other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as UNG, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. The bankruptcy of a clearing broker could result in the complete loss of UNG’s assets posted with the clearing broker although the majority of UNG’s assets are held in Treasuries, cash and/or cash equivalents with the Custodian and would not be impacted by the bankruptcy of a clearing broker. UNG may also be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.

In addition, to the extent UNG’s clearing broker is required to post UNG’s assets as margin to a clearinghouse, the margin will be maintained in an omnibus account containing the margin of all the clearing broker’s customers. If UNG’s clearing broker defaults to a clearinghouse because of a default by one of the clearing broker’s other customers or otherwise, then the clearinghouse can look to all of the margin in the omnibus account, including margin posted by UNG and any other non-defaulting customers of the clearing broker to satisfy the obligations of the clearing broker.

From time to time, clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear UNG’s trades.

In addition, the majority of UNG’s assets are held in Treasuries, cash and/or cash equivalents with the Custodian. The insolvency of the Custodian could result in a complete loss of UNG’s assets held by that Custodian, which, at any given time, would likely comprise a substantial portion of UNG’s total assets.

Third parties may infringe upon or otherwise violate intellectual property rights or assert that USCF has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.

It is possible that third parties might utilize UNG’s intellectual property or technology, including the use of its business methods, trademarks and trading program software, without permission. USCF has a patent for UNG’s business method and has registered its trademarks. UNG does not currently have any proprietary software. However, if it obtains proprietary software in the future, any unauthorized use of UNG’s proprietary software and other technology could also adversely affect its competitive advantage. UNG may not have adequate resources to implement procedures for monitoring unauthorized uses of its patents, trademarks, proprietary software and other technology. Also, third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of USCF or claim that USCF has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, USCF may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid. Any litigation of this type, even if USCF is successful and regardless of the merits, may result in significant costs, divert its resources from UNG, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

Not applicable.

Item 3.    Legal Proceedings.

Although UNG may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise, UNG is currently not a party to any pending material legal proceedings.

Item 4.    Mine Safety Disclosures.

Not applicable.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Shares

UNG’s shares have traded on the NYSE Arca under the symbol “UNG” since November 25, 2008. Prior to trading on the NYSE Arca, UNG’s shares traded on the AMEX under the symbol “UNG” since its initial public offering on April 18, 2007. The following table sets forth the range of reported high and low sales prices of the shares as reported on the AMEX and NYSE Arca, as applicable, for the periods indicated below.

	High	Low
Fiscal year 2013
First quarter	$22.24	$17.57
Second quarter	$24.03	$18.95
Third quarter	$20.13	$17.09
Fourth quarter	$22.05	$17.09

Fiscal year 2012
First quarter	$26.88	$15.92
Second quarter	$19.43	$14.25
Third quarter	$22.04	$17.69
Fourth quarter	$23.35	$18.87

As of December 31, 2013, UNG had approximately 98,341 holders of shares.

Dividends

UNG has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

UNG does not purchase shares directly from its shareholders; however, in connection with its redemption of baskets held by Authorized Purchasers, UNG redeemed 1,302 baskets (comprising 130,200,000 shares) during the year ended December 31, 2013.

Item 6.    Selected Financial Data.

Financial Highlights (for the years ended December 31, 2013, 2012, 2011, 2010 and 2009)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2013	Year ended December 31, 2012		Year ended December 31, 2011		Year ended December 31, 2010		Year ended December 31, 2009

Total assets	$955,324	$1,246,283		$1,083,535		$2,766,732		$4,549,304
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$153,897	$(212,777)		$(502,939)		$(662,503)		$(1,489,203)
Net realized and unrealized gain (loss) on swap contracts	$10,460	$(66,191)		$(315,922)		$(839,052)		$(78,423)
Net income (loss)	$157,100	$(286,166)		$(831,191)		$(1,519,570)		$(1,584,776)
Weighted-average limited partnership shares	48,892,503	53,045,948		44,028,303	*	51,142,945	**	28,745,411	**
Net gain (loss) per share	$1.72	$(7.01)		$(22.12)	*	$(32.52)	**	$(105.64)	**
Net gain (loss) per weighted average share	$3.21	$(5.39)	*	$(18.88)	*	$(29.72)	**	$(55.12)	**
Cash and cash equivalents at end of year	$792,446	$1,100,511		$938,679		$2,320,746		$3,896,493

* Adjusted to give effect to the reverse share split of 4-for-1 executed on February 21, 2012.
** Adjusted to give effect to the reverse share split of 2-for-1 executed on March 8, 2011 and the reverse share split of 4-for-1 executed on February 21, 2012.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of UNG included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause UNG’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe UNG’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and UNG cannot assure investors that the projections included in these forward-looking statements will come to pass. UNG’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

UNG has based the forward-looking statements included in this annual report on Form 10-K on information available to it on the date of this annual report on Form 10-K, and UNG assumes no obligation to update any such forward-looking statements. Although UNG undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that UNG may make directly to them or through reports that UNG in the future files with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

UNG, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca. The investment objective of UNG is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the price of the futures contract for natural gas traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less UNG’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. It is not the intent of UNG to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNG to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Natural Gas-Related Investments.

UNG seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Natural Gas-Related Investments such that daily changes in its per share NAV, measured in percentage terms, will closely track the daily changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USCF believes the daily changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of natural gas.

On any valuation day, the Benchmark Futures Contract is the near month futures contract for natural gas traded on the NYMEX unless the near month contract is within two weeks of expiration in which case the Benchmark Futures Contract becomes, over a 4-day period, the next month contract for natural gas traded on the NYMEX.

UNG invests in Futures Contracts for crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges and Other Natural Gas-Related Investments. Due, in part, to the increased size of UNG over the last several quarters and its obligation to comply with regulatory limits, it is likely that it will invest in increased numbers of Other Natural Gas-Related Investments in order to fulfill its investment objective.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact UNG are discussed in “Item 1. Business” and “Item 1A. Risk Factors” in this annual report on Form 10-K.

Price Movements

Natural gas futures prices were volatile during the year ended December 31, 2013. The price of the Benchmark Futures Contract started the year at $3.351 per million British thermal units (“MMBtu”). The low of the period was on January 9, 2013, when the price dropped to $3.113 per MMBtu. The high of the period was on December 23, 2013, when the price reached $4.519 per MMBtu. The period ended with the Benchmark Futures Contract at $4.230 per MMBtu, an increase of approximately 26.23% over the year. UNG’s per share NAV began the year at $18.87 and ended the year at $20.59 on December 31, 2013, an increase of approximately 9.11% over the year. UNG’s per share NAV reached its high for the year on April 19, 2013 at $23.98 and reached its low for the year on November 4, 2013 at $17.08. The Benchmark Futures Contract prices listed above began with the February 2013 contracts and ended with the February 2014 contracts. The increase of approximately 26.23% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in natural gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing natural gas Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below, in the section titled “Tracking UNG’s Benchmark.”

During the year ended December 31, 2013, the natural gas futures market was primarily in a state of contango, meaning that the price of the near month natural gas Futures Contract was lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. A contango market is one in which the price of the near month natural gas Futures Contract is less than the price of the next month natural gas Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

Valuation of Futures Contracts and the Computation of the Per Share NAV

The per share NAV of UNG’s shares is calculated once each NYSE Arca trading day. The per share NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other UNG investments, including cleared swaps or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

Results of Operations and the Natural Gas Market

Results of Operations. On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG.” On that day, UNG established its initial offering price at $50.00 per share and issued 200,000 shares to the initial Authorized Purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $10,000,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, UNG’s shares no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 30,000,000 shares, UNG has registered four subsequent offerings of its shares: 50,000,000 shares which were registered with the SEC on November 21, 2007, 100,000,000 shares which were registered with the SEC on August 28, 2008, 300,000,000 shares which were registered with the SEC on May 6, 2009 and 1,000,000,000 shares which were registered with the SEC on August 12, 2009. Shares offered by UNG in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. On March 8, 2011, after the close of trading on the NYSE Arca, UNG effected a 2-for-1 reverse share split and post-split shares of UNG began trading on March 9, 2011. As a result of the reverse share split, every two pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 447,200,000 shares of UNG issued and outstanding, representing a per share NAV of $5.16. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 223,600,000, not accounting for fractional shares, and the per share NAV increased to $10.31. On February 21, 2012, after the close of trading on the NYSE Arca, UNG effected a 4-for-1 reverse share split and post-split shares of UNG began trading on February 22, 2012. As a result of the reverse share split, every four pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 174,297,828 shares of UNG issued and outstanding, representing a per share NAV of $5.51. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 43,574,457, not accounting for fractional shares, and the per share NAV increased to $22.04. As of December 31, 2013, UNG had issued 1,342,300,000 shares, 45,566,476 of which were outstanding. As of December 31, 2013, there were 1,377,000 shares registered but not yet issued.

More shares may have been issued by UNG than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UNG cannot be resold by UNG. As a result, UNG contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2013, UNG had the following authorized purchasers: ABN AMRO, Banc of America Securities LLC, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., FIMAT USA LLC, Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC, Virtu Financial Capital Markets and Virtu Financial DB LLC.

For the Year Ended December 31, 2013 Compared to the Years Ended December 31, 2012 and 2011

As of December 31, 2013, the total unrealized loss on natural gas Futures Contracts, cleared swap contracts and over-the-counter swap contracts owned or held on that day was $20,688,730 and UNG established cash deposits and investments in Treasuries and money market funds that were equal to $816,593,187. UNG held 97.04% of its cash assets in overnight deposits and investments in Treasuries and money market funds at the Custodian, while 2.96% of the cash balance was held as investments in Treasuries and as margin deposits for the Futures Contracts purchased at the FCM. The ending per share NAV on December 31, 2013 was $20.59.

By comparison, as of December 31, 2012, the total unrealized loss on natural gas Futures Contracts, cleared swap contracts and over-the-counter swap contracts owned or held on that day was $(18,067,782) and UNG established cash deposits and investments in Treasuries and money market funds that were equal to $1,245,314,221. UNG held 88.37% of its cash assets in overnight deposits and investments in Treasuries and money market funds at the Custodian, while 11.63% of the cash balance was held as investments in Treasuries and as margin deposits for the Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for December 31, 2013 as compared to December 31, 2012, was the result of UNG’s smaller size during the year ended December 31, 2013 as measured by total net assets. The ending per share NAV on December 31, 2012 was $18.87. The increase in the per share NAV for December 31, 2013, as compared to December 31, 2012, was primarily due to the increase in the value of natural gas instruments held by UNG during the year ended December 31, 2013.

By comparison, as of December 31, 2011, the total unrealized loss on natural gas Futures Contracts, cleared swap contracts and over-the-counter swap contracts owned or held on that day was $61,797,997 and UNG established cash deposits and investments in Treasuries and money market funds that were equal to $1,145,306,865. UNG held 81.96% of its cash assets in overnight deposits and investments Treasuries and money market funds at the Custodian, while 18.04% of the cash balance was held as margin deposits for the Futures Contracts purchased at the FCM. The increase in cash assets in overnight deposits and investments in Treasuries and money market funds for December 31, 2012 as compared to December 31, 2011, was the result of UNG’s larger size during the year ended December 31, 2012 as measured by total net assets. The ending per share NAV on December 31, 2011 was $25.88*. The decrease in the per share NAV for December 31, 2012, as compared to December 31, 2011, was primarily due to the impact of contango and the related decline in the value of the Futures Contracts, cleared swap contracts and over-the-counter swap contracts that UNG invested in between the year ended December 31, 2011 and the year ended December 31, 2012.

* Adjusted to give effect to the reverse share split of 4-for-1 executed on February 21, 2012.

Portfolio Expenses. UNG’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that UNG pays to USCF is calculated as a percentage of the total net assets of UNG. For total net assets up to $1 billion, the management fee is 0.60%. For total net assets over $1 billion, the management fee is 0.50% on the incremental amount of total net assets. The fee is accrued daily and paid monthly.

During the year ended December 31, 2013, the average daily total net assets of UNG were $959,224,396. The management fee incurred by UNG during the year ended December 31, 2013 amounted to $5,737,913, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged 0.60% over the course of the year ended December 31, 2013. By comparison, during the year ended December 31, 2012, the average daily total net assets of UNG were $1,040,686,592. The management fee paid by UNG during the year ended December 31, 2012 amounted to $6,154,688, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged 0.59% over the course of the year ended December 31, 2012. By comparison, during the year ended December 31, 2011, the average daily total net assets of UNG were $1,814,982,597. The management fee paid by UNG during the year ended December 31, 2011 amounted to $10,074,913, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged 0.55% over the course of the year ended December 31, 2011.

In addition to the management fee, UNG pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its shares subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the year ended December 31, 2013 was $4,469,882, as compared to $5,128,465 for the year ended December 31, 2012 and $7,480,112 for the year ended December 31, 2011. The decrease in total expenses excluding management fees for the year ended December 31, 2013 as compared to the year ended December 31, 2012, was primarily due to reduced trading activity during the year ended December 31, 2013. The decrease in total expenses excluding management fees for the year ended December 31, 2012 as compared to the year ended December 31, 2011, was primarily due to reduced trading activity and reduced variable costs resulting from UNG’s lower average daily total net assets during the year ended December 31, 2012. For the year ended December 31, 2013, UNG did not incur ongoing registration fees and other expenses relating to the registration and offering of additional shares. By comparison, for the years ended December 31, 2012 and 2011, UNG incurred $(19,388) and $113,150, respectively, in ongoing registration fees and other expenses relating to the registration and offering of additional shares. The decrease in registration fees and expenses incurred by UNG for the year ended December 31, 2012 as compared to the year ended December 31, 2011, was due to the fact that these expenses were completely amortized by December 31, 2011. The positive impact (negative expense) during the year ended December 31, 2012 was a result of an over accrual of a portion of the registration fees and expenses for the year ended December 31, 2011 that was subsequently adjusted during the year ended December 31, 2012.

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance of UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2013 amounted to a total of $555,465 for UNG and the Related Public Funds. UNG’s portion of such fees and expenses for the year ended December 31, 2013 was $199,863. By comparison, for the year ended December 31, 2012, these fees and expenses amounted to a total of $540,586 for UNG and the Related Public Funds. UNG’s portion of such fees and expenses for the year ended December 31, 2012 was $172,838. The increase in directors’ fees and expenses for the year ended December 31, 2013, as compared to the year ended December 31, 2012 was primarily due an increase in the premiums charged for directors’ and officers’ liability insurance. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for UNG and the Related Public Funds. UNG’s portion of such fees and expenses for the year ended December 31, 2011 was $290,377. The decrease in directors’ fees and expenses for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily due to the non-incurrence of the independent directors’ deferred compensation expense for the year ended December 31, 2012, which was amortized during the years ended December 31, 2011 and 2010. Effective as of April 1, 2010, UNG became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF, UNG and the Related Public Funds, except for USCI, CPER, USAG and USMI.

UNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the year ended December 31, 2013, total commissions accrued to brokers amounted to $2,400,039. Of this amount, approximately $2,036,257, or 84.84%, was a result of rebalancing costs and approximately $363,782, or 15.16%, was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2012, total commissions accrued to brokers amounted to $3,499,652. Of this amount, approximately $2,954,424, or 84.42%, was a result of rebalancing costs and approximately $545,228, or 15.58%, was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2011, total commissions accrued to brokers amounted to $4,718,066. Of this amount, approximately $4,442,086, or 94.15%, was a result of rebalancing costs and $275,980, or 5.85%, was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the year ended December 31, 2013 as compared to the year ended December 31, 2012, was a function of two factors: i) decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded and ii) a reduction in average commission rates during the year ended December 31, 2013. The decrease in the total commissions accrued to brokers for the year ended December 31, 2012 as compared to the year ended December 31, 2011, was primarily a function of decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded during the year ended December 31, 2012. As an annualized percentage of average daily total net assets, the figure for the year ended December 31, 2013 represents approximately 0.25% of average daily total net assets. By comparison, the figure for the year ended December 31, 2012 represented approximately 0.33% of average daily total net assets and the figure for the year ended December 31, 2011 represented approximately 0.26% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

UNG incurred $559,276 in transaction costs for the year ended December 31, 2013 as compared to $819,038 in transaction costs for the year ended December 31, 2012 and $3,585,894 in transaction costs for the year ended December 31, 2011. UNG’s transaction costs were lower during the year ended December 31, 2013 as compared to the years ended December 31, 2012 and 2011, due to reduced investment in Other Natural Gas-Related Investments, including over-the-counter swap transactions, during the year ended December 31, 2013. However, these costs remain somewhat higher as compared to those for other exchange-traded Natural Gas Interests.

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs are estimated to be $1,700,000 for the year ended December 31, 2013.

Dividend and Interest Income. UNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UNG to pay the full amount of the contract value at the time of purchase, but rather require UNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UNG retains an amount that is approximately equal to its total net assets, which UNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin and in Treasuries, as well as unrestricted cash and cash equivalents held with UNG’s Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the year ended December 31, 2013, UNG earned $326,326 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UNG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. UNG purchased Treasuries during the year ended December 31, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the years ended December 31, 2012 and 2011, UNG earned $369,153 and $431,129, respectively, in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UNG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03% and 0.02%, respectively. UNG purchased Treasuries during the years ended December 31, 2012 and 2011 and also held cash and/or cash equivalents during these time periods. Interest rates on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were similar during the year ended December 31, 2013 compared to the year ended December 31, 2012 and similar compared to the year ended December 31, 2011. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was similar during the year ended December 31, 2013 as compared to the year ended December 31, 2012 and was similar as compared to the year ended December 31, 2011.

For the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012 and 2011

Portfolio Expenses. During the three months ended December 31, 2013, the average daily total net assets of UNG were $939,616,227. The management fee incurred by UNG during the period amounted to $1,420,416, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged 0.60% over the course of the three months ended December 31, 2013.

By comparison, during the three months ended December 31, 2012, the average daily total net assets of UNG were $1,206,363,667. The management fee paid by UNG during the period amounted to $1,767,561, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% of total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged 0.58% over the course of the three months ended December 31, 2012.

By comparison, during the three months ended December 31, 2011, the average daily total net assets of UNG were $1,281,021,694. The management fee paid by UNG for the three months ended December 31, 2011 amounted to $1,886,493, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% of total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged 0.58% over the course of the three months ended December 31, 2011.

In addition to the management fee, UNG pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its shares subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended December 31, 2013 was $1,085,979, as compared to $1,216,366 for the three months ended December 31, 2012 and $1,786,701 for the three months ended December 31, 2011. The decrease in total expenses excluding management fees for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, was primarily due to reduced trading activity during the three months ended December 31, 2013. The decrease in total expenses excluding management fees for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011, was primarily due to reduced trading activity and reduced variable costs resulting from UNG’s lower average daily total net assets during the three months ended December 31, 2012. For the three months ended December 31, 2013 and 2012, UNG did not incur ongoing registration fees and other expenses relating to the registration and offering of additional shares. By comparison, for the three months ended December 31, 2011, UNG incurred $28,520, in ongoing registration fees and other expenses relating to the registration and offering of additional shares. The decrease in registration fees and expenses incurred by UNG for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011, was due to the fact that these expenses were completely amortized by December 31, 2011.

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance of UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2013 amounted to a total of $555,465 for UNG and the Related Public Funds. UNG’s portion of such fees and expenses for the year ended December 31, 2012 was $199,863.

UNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the three months ended December 31, 2013, total commissions accrued to brokers amounted to $585,258. Of this amount, approximately $496,022, or 84.75%, was a result of rebalancing costs and approximately $89,236, or 15.25%, was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended December 31, 2012, total commissions accrued to brokers amounted to $700,112. Of this amount, approximately $608,829, or 86.96%, was a result of rebalancing costs and approximately $91,283, or 13.04%, was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended December 31, 2011, total commissions accrued to brokers amounted to $1,133,160. Of this amount, approximately $1,081,600, or 95.45%, was a result of rebalancing costs and approximately $51,560, or 4.55%, was the result of trades necessitated by creation and redemption activity. The decrease in total commissions accrued to brokers for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, was due to a lower number of Natural Gas Interests being held and traded during the three months ended December 31, 2013. The decrease in total commissions accrued to brokers for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011, was primarily a function of decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded during the three months ended December 31, 2012. As an annualized percentage of average daily total net assets, the figure for the three months ended December 31, 2013 represents approximately 0.25% of average daily total net assets. By comparison, the figure for the three months ended December 31, 2012 represented approximately 0.23% of average daily total net assets and the figure for the three months ended December 31, 2011 represented approximately 0.35% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

UNG incurred $99,588 in transaction costs for the three months ended December 31, 2013 as compared to $224,555 in transaction costs for the three months ended December 31, 2012 and $425,747 in transaction costs for the three months ended December 31, 2011. UNG’s transaction costs were lower during the three months ended December 31, 2013 compared to the three months ended December 31, 2012 and December 31, 2011, due to reduced investment in Other Natural Gas-Related Investments, including over-the-counter swap transactions, during the three months ended December 31, 2013. However, these costs remain somewhat higher as compared to those for other exchange-traded Natural Gas Interests.

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs are estimated to be $1,700,000 for the year ended December 31, 2013.

Dividend and Interest Income. UNG seeks to invest its assets such that it holds Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UNG to pay the full amount of the contract value at the time of purchase, but rather require UNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UNG retains an amount that is approximately equal to its total net assets, which UNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin and in Treasuries, as well as unrestricted cash and cash equivalents held with UNG’s Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended December 31, 2013, UNG earned $84,815 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UNG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.04%. UNG purchased Treasuries during the three months ended December 31, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended December 31, 2012 and 2011, UNG earned $136,454 and $60,591, respectively, in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UNG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.04% and 0.02%, respectively. UNG purchased Treasuries during the three months ended December 31, 2012 and 2011 and also held cash and/or cash equivalents during these time periods. Interest rates on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were similar during the three months ended December 31, 2013 compared to the three months ended December 31, 2012 and similar compared to the three months ended December 31, 2011. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was similar during the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 and was similar as compared to the three months ended December 31, 2011.

Tracking UNG’s Benchmark. USCF seeks to manage UNG’s portfolio such that average daily changes in its per share NAV, on a percentage basis, closely track the average daily changes in the price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in UNG’s per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UNG’s portfolio management goals do not include trying to make the nominal price of UNG’s per share NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for natural gas. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts and Other Natural Gas-Related Investments.

For the 30 valuation days ended December 31, 2013, the simple average daily change in the Benchmark Futures Contract was 0.449%, while the simple average daily change in the per share NAV of UNG over the same time period was 0.445%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals   1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was 0.21%, meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of UNG’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended December 31, 2013, the last trading day in December. The second chart below shows the monthly total returns of UNG as compared to the monthly value of the Benchmark Futures Contract for the six years ended December 31, 2013.

Since the commencement of the offering of UNG shares to the public on April 18, 2007 to December 31, 2013, the simple average daily change in the Benchmark Futures Contract was (0.133)%, while the simple average daily change in the per share NAV of UNG over the same time period was (0.135)%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.40)%, meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of UNG versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of UNG, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that UNG’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the year ended December 31, 2013, the actual total return of UNG as measured by changes in its per share NAV was 9.11%. This is based on an initial per share NAV of $18.87 on December 31, 2012 and an ending per share NAV as of December 31, 2013 of $20.59. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $20.82 as of December 31, 2013, for a total return over the relevant time period of 10.33%. The difference between the actual per share NAV total return of UNG of 9.11% and the expected total return based on the Benchmark Futures Contract of 10.33% was an error over the time period of (1.22)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UNG pays, offset in part by the income that UNG collects on its cash and cash equivalent holdings. During the year ended December 31, 2013, UNG earned dividend and interest income of $326,326, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the year ended December 31, 2013, UNG also collected $224,000 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to UNG’s actual total return. During the year ended December 31, 2013, UNG incurred total expenses of $10,207,795. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(9,657,469), which is equivalent to a weighted average net income rate of approximately (1.01)% for the year ended December 31, 2013.

By comparison, for the year ended December 31, 2012, the actual total return of UNG as measured by changes in its per share NAV was (27.09)%. This was based on an initial per share NAV of $25.88* on December 31, 2011 and an ending per share NAV as of December 31, 2012 of $18.87. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $19.08 as of December 31, 2012, for a total return over the relevant time period of (26.28)%. The difference between the actual per share NAV total return of UNG of (27.09)% and the expected total return based on the Benchmark Futures Contract of (26.28)% was an error over the time period of (0.81)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UNG paid, offset in part by the income that UNG collected on its cash and cash equivalent holdings. During the year ended December 31, 2012, UNG earned dividend and interest income of $369,153, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the year ended December 31, 2012, UNG also collected $216,000 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to UNG’s actual total return. During the year ended December 31, 2012, UNG incurred total expenses of $11,283,153. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(10,698,000), which is equivalent to a weighted average net income rate of approximately (1.03)% for the year ended December 31, 2012.

* Adjusted to give effect to the reverse share split of 4-for-1 executed on February 21, 2012.

By comparison, for the year ended December 31, 2011, the actual total return of UNG as measured by changes in its per share NAV was (46.08)%. This was based on an initial per share NAV of $48.00* on December 31, 2010 and an ending per share NAV as of December 31, 2011 of $25.88**. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $26.20** as of December 31, 2011, for a total return over the relevant time period of (45.42)%. The difference between the actual per share NAV total return of UNG of (46.08)% and the expected total return based on the Benchmark Futures Contract of (45.42)% was an error over the time period of (0.66)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UNG paid, offset in part by the income that UNG collected on its cash and cash equivalent holdings. During the year ended December 31, 2011, UNG earned dividend and interest income of $431,129, which is equivalent to a weighted average income rate of approximately 0.02% for such period. In addition, during the year ended December 31, 2011, UNG also collected $146,000 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to UNG’s actual total return. During the year ended December 31, 2011, UNG incurred total expenses of $17,555,025. Income from dividends and interest and Authorized Purchaser, collections net of expenses was $(16,977,896), which is equivalent to a weighted average net income rate of approximately (0.94)% for the year ended December 31, 2011.

* Adjusted to give effect to the reverse share split of 2-for-1 executed on March 8, 2011 and the reverse share split of 4-for-1 executed on February 21, 2012.
** Adjusted to give effect to the reverse share split of 4-for-1 executed on February 21, 2012.

There are currently three factors that have impacted or are most likely to impact UNG’s ability to accurately track its Benchmark Futures Contract.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the daily changes in the per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2013, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract over time.

Second, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2013. Interest payments, and any other income, were retained within the portfolio and added to UNG’s NAV. When this income exceeds the level of UNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. During the year ended December 31, 2013, UNG earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of approximately (0.60)% for management fees, approximately (0.25)% in brokerage commission costs related to the purchase and sale of futures contracts and approximately (0.22)% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.03)% and affected UNG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UNG will continue to be higher than interest earned by UNG. As such, USCF anticipates that UNG will continue to underperform its benchmark until such time when interest earned at least equals or exceeds the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2013, UNG held Other Natural Gas-Related Investments. These holdings included a financially settled natural gas futures contract traded on NYMEX whose settlement price tracks the settlement price of the Benchmark Futures Contract. UNG also held investments in cleared swaps traded on the ICE Futures whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized over-the-counter swaps designed to track the settlement price of the Benchmark Futures Contract. Due, in part, to the size of UNG and its obligations to comply with regulatory limits, UNG has invested in Other Natural Gas-Related Investments, such as over-the-counter swaps, which have increased transaction-related expenses and may result in increased tracking error. Over-the-counter swaps increase transaction-related expenses due to the fact that UNG must pay to the swap counterparty certain fees that UNG does not have to pay for transactions executed on an exchange. Finally, due to potential regulatory limitations, UNG may determine to hold greater amounts of cash and cash equivalents and lesser amounts of Natural Gas Interests, if it determines that will most appropriately satisfy UNG’s investment objective. Holding more cash and cash equivalents and less Natural Gas Interests for some period of time may result in increased tracking error. There are additional Other Natural Gas-Related Investments that UNG is permitted to invest in whose price movements may not track the settlement price of the Benchmark Futures Contract.

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

Near Month Price (NG1) vs Average Price of the Near 12 Months (12 M Strip)
(10 years ending 12/31/13)
$18.00
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
12/31/2003
12/31/2004
12/31/2005
12/31/2006
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
NG1
12M Strip Price

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month natural gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between December 31, 2003 and December 31, 2013. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12 month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12 month contracts whose delivery falls during the winter season.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

HYPOTHETICAL PERFORMANCE RESULTS HAVE MANY INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW. NO REPRESENTATION IS BEING MADE THAT UNG WILL OR IS LIKELY TO ACHIEVE PROFITS OR LOSSES SIMILAR TO THOSE SHOWN. IN FACT, THERE ARE FREQUENTLY SHARP DIFFERENCES BETWEEN HYPOTHETICAL PERFORMANCE RESULTS AND THE ACTUAL RESULTS ACHIEVED BY ANY PARTICULAR TRADING PROGRAM.

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

As seen in the chart above, there have been periods of both positive and negative annual total returns for both hypothetical portfolios over the last 10 years. In addition, there have been periods during which the near month only approach had higher returns, and periods where the 12 month approach had higher total returns. The above chart does not represent the performance history of UNG or any Related Public Fund.

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of UNG is not to have the market price of its shares match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in UNG shares during the year ended December 31, 2013 relative to a hypothetical direct investment in natural gas. For example, an investment in UNG shares made on December 31, 2012 and held to December 31, 2013 increased, based upon the changes in the NAV for UNG shares on those days, by approximately 9.11%, while the spot price of natural gas for immediate delivery during the same period increased by approximately 26.23% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, an investment made in UNG shares on December 31, 2011 and held to December 31, 2012 decreased, based upon the changes in the NAV for UNG shares on those days, by approximately 27.09%, while the spot price of natural gas for immediate delivery during the same period increased by approximately 12.00% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

Periods of contango or backwardation do not materially impact UNG’s investment objective of having the daily percentage changes in its per share NAV track the daily percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both UNG’s shares and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods and, because of the seasonal nature of natural gas demand, both may occur within a single year’s time.

Natural Gas Market. During the year ended December 31, 2013, natural gas prices in the United States were volatile and finished the period higher than the beginning of the year. Prices were impacted by several factors. Colder weather in some parts of the country during the winter months increased demand for natural gas, while a historic storage surplus that had weighed on prices in recent years fell below the five-year average and 2012 levels. As of December 31, 2013, the amount of natural gas in storage had reached 2,974 billion cubic feet, which was approximately 9.4% and 15.9% below the five-year average and 2012 levels, respectively.

By comparison, during the year ended December 31, 2012, natural gas prices in the United States were volatile and finished the period higher than the beginning of the year. Prices were impacted by several factors. The continued existence of a historic storage surplus weighed on prices during the first few months of the year, with prices reaching a low of $1.983 on April 12, 2012. However, reduced natural gas production and a reduction of the surplus contributed to an increase in natural gas prices since mid-April 2012. As of December 31, 2012, the amount of natural gas in storage had reached 3.517 billion cubic feet, which was approximately 8.3% and 1.3% above the five-year average and 2011 levels, respectively, but down from the peak surpluses that existed earlier in 2012.

By comparison, during the year ended December 31, 2011, natural gas prices in the United States were impacted by several factors. During the first quarter of 2011, the amount of natural gas in storage remained near the high of average levels as compared to 2010 levels. During the second and third quarter of 2011, the amount of natural gas in storage fell below 2010 levels to the approximate median of the maximum-minimum range of the previous five years. However, during the fourth quarter of 2011, the amount of natural gas in storage rose well above 2010 levels and the five-year average high storage level. As of December 31, 2011, the amount of natural gas in storage has reached 3.472 billion cubic feet, which was approximately 15% and 12% above the five-year average and 2010 levels, respectively. Although prices were volatile, they tended to trend along with the seasonal changes in natural gas storage levels during the first and second quarters but diverged from the seasonal trend during the third and fourth quarters. Warmer weather during most of the year contributed to the volatility in prices. In addition, increased natural gas production also contributed to a decline in natural gas prices during the year ended December 31, 2011, with prices reaching a low of $2.989 on December 31, 2011.

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

For the ten year time period between 2003 and 2013, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of unleaded gasoline, diesel-heating oil, crude oil, large cap U.S. equities, U.S. government bonds or global equities.

Correlation Matrix December 31, 2003-2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.282)	0.961	0.408	0.375	0.273	0.089
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.259)	(0.318)	(0.263)	(0.277)	(0.035)
Global Equities (FTSE World Index)			1.000	0.480	0.446	0.318	0.136
Crude Oil				1.000	0.863	0.738	0.317
Diesel-Heating Oil					1.000	0.771	0.385
Unleaded Gasoline						1.000	0.261
Natural Gas							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over this particular time period, the movement of natural gas on a monthly basis remained neither strongly correlated, nor inversely correlated with large-cap U.S. equities, global equities, unleaded gasoline, diesel-heating oil and crude oil.

Correlation Matrix 12 Months ended December 31, 2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	0.276	0.876	0.048	(0.041)	0.369	0.149
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.531	(0.516)	(0.447)	(0.463)	0.461
Global Equities (FTSE World Index)			1.000	(0.035)	(0.065)	0.091	0.166
Crude Oil				1.000	0.659	0.753	(0.101)
Diesel-Heating Oil					1.000	0.668	(0.158)
Unleaded Gasoline						1.000	0.058
Natural Gas							1.000

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

The correlations between natural gas, crude oil, diesel-heating oil and gasoline are relevant because USCF endeavors to invest UNG’s assets in natural gas Futures Contracts and Other Natural Gas-Related Investments so that daily changes in percentage terms in UNG’s per share NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the natural gas Futures Contract, then their use could lead to greater tracking error. As noted above, USCF also believes that the daily changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with daily changes in percentage terms in the spot price of natural gas.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. UNG’s application of these policies involves judgments and actual results may differ from the estimates used.

USCF has evaluated the nature and types of estimates that it makes in preparing UNG’s financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by UNG for its Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, UNG estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

UNG has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. UNG has met, and it is anticipated that UNG will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the investments in Treasuries, cash and/or cash equivalents that it intends to hold at all times. UNG’s liquidity needs include: redeeming shares, providing margin deposits for its existing natural gas Futures Contracts or the purchase of additional natural gas Futures Contracts and posting collateral for its over-the-counter contracts and payment of its expenses, summarized below under “Contractual Obligations.”

UNG currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on investments in Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNG’s account at the Custodian and in investments in Treasuries at the FCM. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the years ended December 31, 2013 and 2012, UNG’s expenses exceeded the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the years ended December 31, 2013 and 2012, UNG used other assets to pay expenses, which could cause a decrease in UNG’s NAV over time. To the extent expenses exceed income, UNG’s NAV will be negatively impacted.

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, UNG’s over-the-counter contracts have very limited liquidity since they are negotiated agreements that are not transferable by UNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. Such market conditions or contractual limits could prevent UNG from promptly liquidating its positions in Natural Gas Interests. During the year ended December 31, 2013, UNG did not purchase or liquidate any of its positions while daily limits were in effect; however, UNG cannot predict whether such an event may occur in the future.

Since the initial offering of shares, UNG has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions and fees associated with its over-the-counter transactions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its shares subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of UNG’s Marketing Agent, Administrator and Custodian and registration expenses relating to the initial offering of shares. If USCF and UNG are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, UNG will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Futures Contracts and Other Natural Gas-Related Investments, such as forwards, involves UNG entering into contractual commitments to purchase or sell natural gas at a specified date in the future. The aggregate market value of the contracts will significantly exceed UNG’s future cash requirements since UNG intends to close out its open positions prior to settlement. As a result, UNG is generally only subject to the risk of loss arising from the change in value of the contracts. UNG considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with UNG’s commitments to purchase natural gas is limited to the aggregate market value of the contracts held. However, should UNG enter into a contractual commitment to sell natural gas, it would be required to make delivery of the natural gas at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of natural gas, the market risk to UNG could be unlimited.

UNG’s exposure to market risk depends on a number of factors, including the markets for natural gas, the volatility of interest rates and foreign exchange rates, the liquidity of the Futures Contracts and Other Natural Gas-Related Investments markets and the relationships among the contracts held by UNG. Drastic market occurrences could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When UNG enters into Futures Contracts and Other Natural Gas-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to UNG in such circumstances.

During the year ended December 31, 2013, UNG entered into fully-collateralized over-the-counter transactions with one counterparty, JPMorgan Chase Bank, NA. Unlike most of the exchange-traded Futures Contracts, cleared swaps or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

USCF attempts to manage the credit risk of UNG by following various trading limitations and policies. In particular, UNG generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Natural Gas-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of UNG to limit its credit exposure. An FCM, when acting on behalf of UNG in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to UNG, all assets of UNG relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle UNG’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account UNG’s assets related to foreign Futures Contracts trading and, in some cases, to cleared swaps executed through the FCM. Similarly, under its current over-the-counter agreements, UNG requires that collateral it posts or receives be posted with the Custodian, and under agreements among the Custodian, UNG and its counterparties, such collateral is segregated.

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of over-the-counter contracts.

As of December 31, 2013, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $816,593,187 with the Custodian and FCM. Some or all of these amounts may be subject to loss should the Custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of December 31, 2013, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

European Sovereign Debt

UNG had no direct exposure to European sovereign debt as of December 31, 2013 and has no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, UNG requires liquidity to redeem shares, which redemptions must be in blocks of 100,000 shares called “Redemption Baskets.” UNG has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of shares being redeemed.

Contractual Obligations

UNG’s primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated daily and paid monthly as a fixed percentage of UNG’s NAV, currently 0.60% for a NAV of $1 billion or less, and thereafter at a rate of 0.50% for a NAV above $1 billion.

USCF agreed to pay the start-up costs associated with the formation of UNG, primarily its legal, accounting and other costs in connection with USCF’s registration with the CFTC as a CPO and the registration and listing of UNG and its shares with the SEC, FINRA and NYSE Arca (formerly, AMEX), respectively. However, since UNG’s initial offering of shares, offering costs incurred in connection with registering and listing additional shares of UNG have been directly borne on an ongoing basis by UNG, and not by USCF.

USCF pays the fees of the Marketing Agent and the fees of the Custodian and Transfer Agent, BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UNG’s financial statements and its SEC, NFA and CFTC reports. USCF and UNG have also entered into a licensing agreement with the NYMEX pursuant to which UNG and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. UNG also pays the fees and expenses associated with its tax accounting and reporting requirements.

In addition to USCF’s management fee, UNG pays its brokerage fees (including fees to a FCM), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of UNG’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a FCM are on a contract-by-contract, or round turn, basis. UNG also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Financial Statements in Item 8 of this annual report on Form 10-K.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as UNG’s per share NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of UNG’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

As of December 31, 2013, UNG’s portfolio consisted of 9,496 Natural Gas NG Futures Contracts traded on the NYMEX, 9,080 Natural Gas NN Financially Settled Futures Contracts traded on the NYMEX, 30,865 Natural Gas Futures LD1 H Contracts traded on the ICE Futures and total return swaps with an aggregate market value of $(6,654,820). For a list of UNG’s current holdings, please see UNG’s website at www.unitedstatescommodityfunds.com.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

At December 31, 2013, UNG maintained fully-collateralized over-the-counter swap transactions (“OTC Contracts”) with one counterparty, JPMorgan Chase Bank, NA. The OTC Contract with Deutsche Bank AG terminated effective August 30, 2013. Unlike most exchange-traded Futures Contracts, cleared swaps or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

UNG may enter into transactions where an over-the-counter component is exchanged for a corresponding futures contract (“Exchange for Risk” or “EFR transaction”).  These EFR transactions may expose UNG to counterparty risk during the interim period between the execution of the over-the-counter component and the exchange for a corresponding futures contract.  Generally, the counterparty risk from the EFR transaction will exist only on the day of execution.

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

In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction may be modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for USCF to modify, terminate or offset UNG’s obligations or its exposure to the risks associated with a transaction prior to its scheduled termination date.

To reduce the credit risk that arises in connection with such contracts, UNG will generally enter into an agreement with each counterparty based on the Master Agreement published by ISDA that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to UNG due to the occurrence of a specified event, such as the insolvency of the counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC Contract pursuant to guidelines approved by USCF’s Board. Furthermore, USCF on behalf of UNG only enters into OTC Contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. UNG will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

Both the Board and its audit committee review statistics and data pertaining to each of UNG’s over-the-counter counterparties. Reports are provided verbally and in writing by USCF’s management at least quarterly and more frequently when deemed necessary. Data reviewed includes, but is not limited to, short-term and long-term credit ratings by Moody’s Investor Service, Inc., Standard & Poor’s Financial Services LLC and Fitch Ratings; changes in market capitalization and stock prices over the last five years; numerous financial ratios including capital and leverage ratios; and credit default swap yields and spreads. Additionally, members of USCF’s Board, audit committee and management team may note general economic or company specific news that necessitates a review of a counterparty’s creditworthiness outside of the regular review cycle. Board members and audit committee members may conduct their own analysis and contact USCF’s management team at their discretion to request further information or action. Board members are apprised of open positions as well as changes to positions and counterparties utilized by UNG on an ongoing basis. Significant changes to UNG’s over-the-counter contract holdings are reported to the Board in a timely manner.

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

During the year ended December 31, 2013, UNG employed hedging methods such as those described above to the extent it invested in fully-collateralized over-the-counter swap transactions and EFR transactions designed to track percentage changes in the price of the Benchmark Futures Contract. During the year ended December 31, 2013, UNG was exposed to counterparty risk on its fully-collateralized over-the-counter swap transactions with two counterparties, JPMorgan Chase Bank, NA and Deutsche Bank AG.  The over-the-counter swap transaction with Deutsche Bank AG terminated effective August 30, 2013.

The counterparty credit ratings for the exposure on over-the-counter swap transactions to which UNG was a party that would be owed to UNG due to a default or early termination by UNG’s counterparties as of December 31, 2013 and 2012 were:

	December 31, 2013
Moody’s Credit Rating	Number of Counterparties*	Notional Amount	Credit Exposure	Collateral Held	Exposure, Net of Collateral**
A3	2	$120,932.565	$(4,196,450)	$32,265,444	$(4,196,450)
Total	2	$120,932,565	$(4,196,450)	$32,265,444	$(4,196,450)

	December 31, 2012
Moody’s Credit Rating	Number of Counterparties	Notional Amount	Credit Exposure	Collateral Held	Exposure, Net of Collateral**
Aa3	2	$186,936,060	$(3,456,562)	$1,700,020	$(5,156,582)
Total	2	$186,936,060	$(3,456,562)	$1,700,020	$(5,156,582)

*	The over-the-counter swap transaction with Deutsche Bank AG was terminated effective August 30, 2013.
**	The difference reflects minimum transfer amounts for collateral and potentially one day’s movement in the underlying total return, which would be collateralized the following business day.

The aggregate notional amount of UNG’s over-the-counter derivative transactions, all of which consisted of total return swaps, decreased to $120,932,565 at December 31, 2013, as compared to $186,936,060 at December 31, 2012. The aggregate notional amount of these derivative transactions, which is not included in the Schedule of Investments, is indicative of UNG’s activities in derivative transactions, but is not an indicator of the level of credit risk associated with these transactions. The aggregate notional amount of UNG’s over-the-counter swap transactions represented approximately 12.66% of UNG’s total assets as of December 31, 2013.

UNG maintains, in conjunction with its counterparties, collateral in the form of both cash and investments in Treasuries, depending on the specific arrangements with each counterparty. UNG is required to post an independent amount based on a percentage of the initial notional amount of each position at the inception of each over-the-counter contract. In addition, between reset periods, UNG posts collateral for the benefit of its counterparties that approximately corresponds to any unrealized loss that would be realized by UNG if the over-the-counter contract were closed on any given valuation date. Likewise, UNG’s counterparties post collateral for UNG’s benefit that approximately corresponds to any unrealized gain that would be realized by UNG if the over-the-counter contract were to be closed on any given valuation date. At each reset date, UNG will make or receive settlement payments to or from its counterparties, and collateral posted by or for UNG will be returned to the appropriate party to offset the settlement payment made. Collateral is held by an independent third party and governed by tri-party agreements between UNG, the Custodian and each counterparty.

At December 31, 2013, UNG’s counterparty posted $0 in cash and $0 in securities as collateral with the Custodian, as compared to $1,700,020 in cash and $0 in securities at December 31, 2012. Under these over-the-counter swap agreements, UNG posted collateral with respect to its obligations of $0 in cash and $19,477,185 in securities, such as Treasuries, at December 31, 2013, as compared with $15,511,111 in cash and $16,454,930 in securities at December 31, 2012.

Item 8.    Financial Statements and Supplementary Data.

United States Natural Gas Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of UNG’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, USCF believes that, as of December 31, 2013, UNG’s internal control over financial reporting is effective.

Attestation Report of Registered Public Accounting Firm.
Report of Independent Registered Public Accounting Firm
Auditors’ Report on Internal Control over Financial Reporting

To the Partners of
United States Natural Gas Fund, LP

We have audited the internal control over financial reporting of United States Natural Gas Fund, LP (the “Fund”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2013, of the Fund and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements.

/s/ Spicer Jeffries LLP
Greenwood Village, Colorado
February 28, 2014

Report of Independent Registered Public Accounting Firm

To the Partners of
United States Natural Gas Fund, LP

We have audited the accompanying statements of financial condition of United States Natural Gas Fund, LP (the “Fund”) as of December 31, 2013 and 2012, including the schedule of investments as of December 31, 2013 and 2012, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2013, 2012 and 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Natural Gas Fund, LP as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Fund’s internal control over financial reporting.

/s/ Spicer Jeffries LLP
Greenwood Village, Colorado
February 28, 2014

United States Natural Gas Fund, LP
Statements of Financial Condition
At December 31, 2013 and 2012

	2013	2012
Assets
Cash and cash equivalents (Notes 2 and 5)	$792,445,608	$1,100,510,722
Equity in trading accounts:
Cash and cash equivalents	24,147,579	144,803,499
Unrealized loss on open commodity futures contracts	(14,033,910)	(14,596,843)
Unrealized loss on open swap contracts	(6,654,820)	(3,470,939)
Receivable for shares sold	159,392,268	19,007,766
Dividend receivable	8,580	16,356
Other assets	19,044	11,953

Total assets	$955,324,349	$1,246,282,514

Liabilities and Partners' Capital
Payable for shares redeemed	$14,887,362	$57,644,550
Professional fees payable	1,454,406	1,602,883
General Partner management fees payable (Note 3)	473,547	585,420
Brokerage commissions payable	81,750	122,250
License fees payable	36,535	46,200
Directors' fees payable	8,585	8,402
Interest payable	-	153

Total liabilities	16,942,185	60,009,858

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	–	–
Limited Partners	938,382,164	1,186,272,656
Total Partners' Capital	938,382,164	1,186,272,656

Total liabilities and partners' capital	$955,324,349	$1,246,282,514

Limited Partners' shares outstanding	45,566,476	62,866,476
Net asset value per share	$20.59	$18.87
Market value per share	$20.69	$18.90

See accompanying notes to financial statements.

United States Natural Gas Fund, LP
Schedule of Investments
At December 31, 2013

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Future Contracts – Long
United States Contracts
ICE Natural Gas Futures LD1 H February contracts, expiring January 2014	30,865	$(6,052,720)	(0.65)
NYMEX Natural Gas Futures NG February 2014 contracts, expiring January 2014	9,496	(6,683,290)	(0.71)
NYMEX Natural Gas Futures NN February 2014 contracts, expiring January 2014	9,080	(1,297,900)	(0.14)
Total Open Futures Contracts*	49,441	$(14,033,910)	(1.50)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bills:
0.05%, 2/27/2014	$50,000,000	$49,996,042	5.33
0.07%, 3/27/2014	100,000,000	99,983,472	10.65
0.08%, 4/24/2014**	200,000,000	199,951,347	21.31
Total Treasury Obligations		$349,930,861	37.29

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	61,608,278	61,608,278	6.56
Goldman Sachs Financial Square Funds - Government Fund - Class FS	30,508,087	30,508,087	3.25
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	200,495,952	200,495,952	21.37
Wells Fargo Advantage Government Money Market Fund – Class I	100,001,712	100,001,712	10.66
Total Money Market Funds		392,614,029	41.84
Total Cash Equivalents		$742,544,890	79.13

Open Over-the-Counter Total Return Swap Contracts

	Notional Amount***	Market Value	Unrealized Loss	Termination Dates	Collateral Pledge
Swap agreement to receive return on the Custom Natural Gas Index (UNG) - Excess Return	$120,932,565	$(6,654,820)	$(6,654,820)	4/23/2014	24,147,579****

* Collateral amounted to $24,147,579 on open future contracts.
** Security or partial security segregated as collateral for open over-the-counter total return swap contracts.
*** The aggregate notional amount of UNG’s over-the-counter swap transactions represented 12.66% of UNG’s total assets as of December 31, 2013.
****Financial instruments.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP
Schedule of Investments
At December 31, 2012

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners’ Capital
Open Cleared Swap Contracts – Long
Foreign Contracts
ICE Natural Gas Cleared Swap ICE LOT February 2013 contracts, expiring January 2013	30,192	$(3,698,520)	(0.31)

Open Futures Contracts – Long
United States Contracts
NYMEX Natural Gas Futures NG February 2013 contracts, expiring January 2013	17,891	(8,753,720)	(0.74)
NYMEX Natural Gas Futures NN February 2013 contracts, expiring January 2013	17,952	(2,144,603)	(0.18)
Total Open Futures Contracts*	35,843	(10,898,323)	(0.92)
Total Open Cleared Swap and Futures Contracts***	66,035	$(14,596,843)	(1.23)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.09%, 1/17/2013**	$100,000,000	$99,995,899	8.43
0.10%, 1/17/2013	130,000,000	129,994,668	10.96
0.05%, 5/02/2013	100,000,000	99,981,771	8.43
Total Treasury Obligations		329,972,338	27.82

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	101,608,278	101,608,278	8.56
Goldman Sachs Financial Square Funds - Government Fund - Class FS	150,508,087	150,508,087	12.69
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	200,495,952	200,495,952	16.90
Wells Fargo Advantage Government Money Market Fund - Class I	100,001,712	100,001,712	8.43
Total Money Market Funds		552,614,029	46.58
Total Cash Equivalents		$882,586,367	74.40

Open Over-the-Counter Total Return Swap Contracts

	Notional Amount***	Market Value	Unrealized Loss	Termination Dates	Collateral Pledge
Swap agreement to receive return on the Custom Natural Gas Index (UNG) - Excess Return	$105,862,329	$(2,294,037)	$(2,294,037)	4/23/2013	$16,454,765****
Swap agreement to receive return on the NYMEX Henry Hub Natural Gas Futures Contract	81,073,731	(1,176,902)	(1,176,902)	8/31/2013	$15,511,085****
Total unrealized loss on open swap contracts			$(3,470,939)

* Collateral amounted to $144,807,449.30 on open future contracts.
** Security or partial security segregated as collateral for open over-the-counter total return swap contracts.
*** The aggregate notional amount of UNG’s over-the-counter swap transactions represented 15.00% of UNG’s total assets as of December 31, 2012.
****Financial instruments.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP
Statements of Operations
For the years ended December 31, 2013, 2012 and 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed futures contracts	$155,734,315	$(243,672,550)	$(361,823,498)
Realized gain (loss) on closed swap contracts	13,643,971	(75,525,786)	(275,985,809)
Change in unrealized gain (loss) on open futures contracts	562,933	34,395,462	(136,397,585)
Change in unrealized gain (loss) on open swap contracts	(3,183,881)	9,334,753	(40,005,918)
Dividend income	126,075	131,491	192,988
Interest income	200,251	237,662	238,141
Other income	224,000	216,000	146,000

Total income (loss)	167,307,664	(274,882,968)	(813,635,681)

Expenses
General Partner management fees (Note 3)	5,737,913	6,154,688	10,074,913
Brokerage commissions	2,400,039	3,499,652	4,718,066
Professional fees	1,725,246	1,318,461	1,927,195
License fees	143,884	156,103	430,375
Directors' fees	117,790	107,604	145,465
Other expenses	82,923	46,645	259,011

Total expenses	10,207,795	11,283,153	17,555,025

Net income (loss)	$157,099,869	$(286,166,121)	$(831,190,706)
Net income (loss) per limited partnership share	$1.72	$(7.01)	$(22.12)	*
Net income (loss ) per weighted average limited partnership share	$3.21	$(5.39)	$(18.88)	*
Weighted average limited partnership shares outstanding	48,892,503	53,045,948	44,028,303	*

* On February 21, 2012, there was a 4-for-1 reverse share split.  The Statements of Operations have been adjusted for the period shown to reflect the 4-for-1 reverse share split on a retroactive basis.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP
Statements of Changes in Partners’ Capital
For the years ended December 31, 2013, 2012 and 2011

	General Partner	Limited Partners	Total

Balances, at December 31, 2010	–	2,667,356,837	2,667,356,837
Addition of 34,187,500 partnership units**	–	1,349,602,961	1,349,602,961
Redemption of 48,363,043 partnership units**	–	(2,113,672,919)	(2,113,672,919)
Net loss	–	(831,190,706)	(831,190,706)

Balances, at December 31, 2011	–	1,072,096,173	1,072,096,173
Addition of 134,625,000 partnership units*	–	2,558,402,142	2,558,402,142
Redemption of 113,157,981 partnership units*	–	(2,158,059,538)	(2,158,059,538)
Net loss	–	(286,166,121)	(286,166,121)

Balances, at December 31, 2012	–	1,186,272,656	1,186,272,656
Addition of 112,900,000 partnership units	–	2,206,756,302	2,206,756,302
Redemption of 130,200,000 partnership units	–	(2,611,746,663)	(2,611,746,663)
Net income	–	157,099,869	157,099,869

Balances, at December 31, 2013	$–	$938,382,164	$938,382,164

Net Asset Value Per Unit:
At December 31, 2010			$48.00	**
At December 31, 2011			$25.88	*
At December 31, 2012			$18.87
At December 31, 2013			$20.59

* On February 21, 2012, there was a 4-for-1 reverse share split.  The Statements of Changes in Partners’ Capital have been adjusted for the period shown to reflect the 4-for-1 reverse share split on a retroactive basis.

** On February 21, 2012, there was a 4-for-1 reverse share split.  On March 8, 2011, there was a 2-for-1 reverse share split.  The Statements of Changes in Partners’ Capital have been adjusted for the period shown to reflect the 4-for-1 and the 2-for-1 reverse share splits on a retroactive basis.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP
Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash Flows from Operating Activities:
Net income (loss)	$157,099,869	$(286,166,121)	$(831,190,706)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Decrease in commodity futures trading account - cash and cash equivalents	120,655,920	61,824,405	107,996,312
Unrealized (gain) loss on futures contracts	(562,933)	(34,395,462)	136,397,585
Unrealized (gain) loss on swap contracts	3,183,881	(9,334,753)	40,005,918
Decrease in investment receivable	-	-	16,538,472
(Increase) decrease in dividend receivable	7,776	(7,490)	45,320
(Increase) decrease in interest receivable	-	174	(174)
(Increase) decrease in other assets	(7,091)	5,263	146,208
Increase (decrease) in investment payable	-	(772)	772
Decrease in professional fees payable	(148,477)	(461,654)	(268,442)
Decrease in General Partner management fees payable	(111,873)	(14,103)	(623,973)
Decrease in brokerage commissions payable	(40,500)	(44,000)	(70,000)
Decrease in license fees payable	(9,665)	(11,289)	(101,208)
Increase (decrease) in directors' fees payable	183	1,299	(17,205)
Increase (decrease) in interest payable	(153)	-	153
Increase (decrease) in other liabilities	-	(19,388)	19,388
Net cash provided by (used in) operating activities	280,066,937	(268,623,891)	(531,121,580)

Cash Flows from Financing Activities:
Addition of partnership shares	2,066,371,800	2,539,394,376	1,349,602,961
Redemption of partnership shares	(2,654,503,851)	(2,108,938,724)	(2,200,548,198)
Net cash provided by (used in) financing activities	(588,132,051)	430,455,652	(850,945,237)

Net Increase (Decrease) in Cash and Cash Equivalents	(308,065,114)	161,831,761	(1,382,066,817)

Cash and Cash Equivalents, beginning of year	1,100,510,722	938,678,961	2,320,745,778
Cash and Cash Equivalents, end of year	$792,445,608	$1,100,510,722	$938,678,961

See accompanying notes to financial statements.

United States Natural Gas Fund, LP
Notes to Financial Statements
For the years ended December 31, 2013, 2012 and 2011

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“UNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. UNG is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UNG’s shares traded on the American Stock Exchange (the “AMEX”). UNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fourth Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UNG is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the daily changes in the price of the futures contract on natural gas traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UNG’s expenses. It is not the intent of UNG to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNG to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UNG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). UNG accomplishes its objective through investments in futures contracts for natural gas, crude oil, diesel-heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of December 31, 2013, UNG held 9,496 NG Futures Contracts, 9,080 NN Financially Settled Futures Contracts traded on the NYMEX, 30,865 Natural Gas Futures LD1 Contracts traded on the ICE Futures and over-the-counter swap transactions with one counterparty, JP Morgan Chase Bank, NA. The over-the-counter swap transaction with Deutsche Bank AG was terminated effective August 30, 2013.

UNG commenced investment operations on April 18, 2007 and has a fiscal year ending on December 31. USCF is responsible for the management of UNG. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the AMEX under the ticker symbols “USO” on April 10, 2006, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF previously filed registration statements to register shares of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each of which is a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust.  On December 30, 2013, USCF withdrew the registration statements for USSF, UNGD, USGO and UAC effective December 31, 2013.  On January 27, 2014, USF withdrew the registration statement for HARD.  HARD was never available to the public, and at the time of withdrawal, HARD was still in the process of review by various regulatory agencies which have regulatory authority over USCF and HARD.

UNG issues shares to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 shares (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the NAV of a share calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

In addition, Authorized Purchasers pay UNG a $1,000 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 100,000 shares. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of UNG but rather at market prices quoted on such exchange.

In April 2007, UNG initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG”. On that day, UNG established its initial per share NAV by setting the price at $50.00 per share and issued 200,000 shares in exchange for $10,001,000. UNG also commenced investment operations on April 18, 2007 by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of December 31, 2013, UNG had registered a total of 1,480,000,000 shares.

On March 8, 2011, after the close of trading on the NYSE Arca, UNG effected a 2-for-1 reverse share split and post-split shares of UNG began trading on March 9, 2011. As a result of the reverse share split, every two pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse split, there were 447,200,000 shares of UNG issued and outstanding, representing a per share NAV of $5.16. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 223,600,000, not accounting for fractional shares, and the per share NAV increased to $10.31. In connection with the reverse split, the CUSIP number of UNG’s shares changed to 912318110. UNG’s ticker symbol, “UNG,” remains the same.

On February 21, 2012, after the close of trading on the NYSE Arca, UNG effected a 4-for-1 reverse share split and post-split shares of UNG began trading on February 22, 2012. As a result of the reverse share split, every four pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse split, there were 174,297,828 shares of UNG issued and outstanding, representing a per share NAV of $5.51. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 43,574,457, not accounting for fractional shares, and the per share NAV increased to $22.04. In connection with the reverse share split, the CUSIP number of UNG’s shares changed to 912318201. UNG’s ticker symbol, “UNG,” remains the same.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statements of operations. UNG earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the overnight Federal Funds Rate less 32 basis points. In addition, UNG earns income on funds held at the custodian or futures commission merchant at prevailing market rates earned on such investments.

Investments in over-the-counter swap contracts (see Note 5) are arrangements to exchange a periodic payment for a market-linked return, each based on a notional amount. To the extent that the total return of the security or index underlying the transaction exceeds or falls short of the offsetting periodic payment obligation, UNG receives a payment from, or makes a payment to, the swap counterparty. The over-the-counter swap contracts are valued daily based upon the appreciation or depreciation of the underlying securities subsequent to the effective date of the contract. Changes in the value of the swaps are reported as unrealized gains and losses and periodic payments are recorded as realized gains or losses in the accompanying statements of operations.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Swap Premiums

Upfront fees paid by UNG for over-the-counter swap contracts are reflected on the statements of financial condition and represent payments made upon entering into a swap agreement to compensate for differences between the stated terms of the agreement and prevailing market conditions. The fees are amortized daily over the term of the swap agreement.

Income Taxes

UNG is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2010. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2012.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

UNG receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in UNG’s statements of financial condition as receivable for shares sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for shares redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of UNG in proportion to the number of shares each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Per Share Net Asset Value

UNG’s per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. UNG uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2013.

Offering Costs

Offering costs incurred in connection with the registration of additional shares after the initial registration of shares are borne by UNG. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs are accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

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

Other

On March 8, 2011, after the close of the NYSE Arca, UNG effected a 2-for-1 reverse share split and post-split shares of UNG began trading on March 9, 2011. The audited financial statements in this annual report on Form 10-K are presented in accordance with Accounting Standards Codification 260 for purposes of presenting the 2-for-1 reverse split on a historical basis for all periods reported.

On February 21, 2012, after the close of the NYSE Arca, UNG effected a 4-for-1 reverse share split and post-split shares of UNG began trading on February 22, 2012. The audited financial statements in this annual report on Form 10-K are presented in accordance with Accounting Standards Codification 260 for purposes of presenting the 4-for-1 reverse split on a historical basis for all periods reported.

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the LP Agreement, USCF is responsible for investing the assets of UNG in accordance with the objectives and policies of UNG. In addition, USCF has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to UNG. For these services, UNG is contractually obligated to pay USCF a fee, which is paid monthly, that is equal to 0.60% per annum of average daily total net assets of $1,000,000,000 or less and 0.50% per annum of average daily total net assets that are greater than $1,000,000,000.

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2013, 2012 and 2011, UNG incurred $0, $0 and $113,150, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2013 were $555,465 for UNG and the Related Public Funds. UNG’s portion of such fees and expenses for the year ended December 31, 2013 was $199,863. For the year ended December 31, 2012, these fees and expenses were $540,586 for UNG and the Related Public Funds. UNG’s portion of such fees and expenses for the year ended December 31, 2012 was $172,838. For the year ended December 31, 2011, these fees and expenses $607,582 for UNG and the Related Public Funds. UNG’s portion of such fees and expenses for the year ended December 31, 2011 was $290,377. Effective as of April 1, 2010, UNG also became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF, UNG and the Related Public Funds, except USCI, USAG, CPER and USMI.

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, UNG and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, UNG and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2013, 2012 and 2011, UNG incurred $143,884, $156,103 and $430,375, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs were approximately $1,700,000, $1,900,000 and $2,100,000 for the years ended December 31, 2013, 2012 and 2011.

Other Expenses and Fees

In addition to the fees described above, UNG pays all brokerage fees, transaction costs for over-the-counter swaps, taxes and other expenses in connection with the operation of UNG, excluding costs and expenses paid by USCF as outlined in Note 4 below.

NOTE 4 - CONTRACTS AND AGREEMENTS

UNG is party to a marketing agent agreement, dated as of April 17, 2007, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UNG as outlined in the agreement. The fees of the Marketing Agent, which are borne by USCF, are equal to 0.06% on UNG’s assets up to $3 billion and 0.04% on UNG’s assets in excess of $3 billion.

The above fees do not include the following expenses, which are also borne by USCF: the cost of placing advertisements in various periodicals; website construction and development; or the printing and production of various marketing materials.

UNG is also party to a custodian agreement, dated March 5, 2007, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and USCF, whereby BBH&Co. holds investments on behalf of UNG. USCF pays the fees of the custodian, which are determined by the parties from time to time. In addition, UNG is party to an administrative agency agreement, dated March 5, 2007, as amended from time to time, with USCF and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for UNG. USCF also pays the fees of BBH&Co. for its services under such agreement and such fees are determined by the parties from time to time.

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to UNG and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of the Related Public Funds’ combined net assets, (b) 0.0465% for the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Related Public Funds’ combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

On October 8, 2013, UNG entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UNG’s futures commission merchant (“FCM”), effective October 10, 2013. Prior to October 10, 2013, the FCM was UBS Securities LLC (“UBS Securities”). The agreements require RBC Capital and UBS Securities to provide services to UNG in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through RBC Capital and/or UBS Securities for UNG’s account. In accordance with each agreement, RBC Capital and UBS Securities charge UNG commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when UNG issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when UNG redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the year ended December 31, 2013, total commissions accrued to brokers amounted to $2,400,039. Of this amount, approximately $2,036,257, or 84.84%, was a result of rebalancing costs and approximately $363,782, or 15.16%, was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2012, total commissions accrued to brokers amounted to $3,499,652. Of this amount, approximately $2,954,424, or 84.42%, was a result of rebalancing costs and approximately $545,228, or 15.58%, was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2011, total commissions accrued to brokers amounted to $4,718,066. Of this amount, approximately $4,442,086, or 94,15%, was a result of rebalancing costs and $275,980, or 5.85%, was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was a function of two factors: i) decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded and ii) a reduction in average commission rates during the year ended December 31, 2013. The decrease in the total commissions accrued to brokers for the year ended December 31, 2012 as compared to the year ended December 31, 2011, was primarily a function of decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded during the year ended December 31, 2012. As an annualized percentage of average daily total net assets, the figure for the year ended December 31, 2013 represents approximately 0.25% of average daily total net assets. By comparison, the figure for the year ended December 31, 2012 represented approximately 0.33% of average daily total net assets and the figure for the year ended December 31, 2011 represented approximately 0.26% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

UNG and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby UNG was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, UNG and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. UNG expressly disclaims any association with the NYMEX or endorsement of UNG by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

UNG engages in the trading of futures contracts, options on futures contracts, cleared swaps and over-the-counter swaps (collectively, “derivatives”). UNG is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

UNG may enter into futures contracts, options on futures contracts, cleared swaps and over-the-counter swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are over-the-counter agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe., but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange over-the-counter swap transaction agree to extinguish their OTC contract and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

Futures contracts and cleared swaps involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure UNG has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract.

All of the futures contracts held by UNG were exchange-traded futures contracts, cleared swaps or fully-collateralized over-the-counter swaps through December 31, 2013. The liquidity and credit risks associated with exchange-traded contracts and cleared swaps are generally perceived to be less than those associated with over-the-counter swap transactions since, in over-the-counter swap transactions, a party must rely solely on the credit of its respective individual counterparties. As of December 31, 2013, UNG maintained over-the-counter swap transactions with one counterparty, JPMorgan Chase Bank, NA. The over-the-counter swap transaction with Deutsch Bank AG was terminated effective August 30, 2013. Over-the counter swap transactions subject UNG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. However, as compared to its over-the-counter swap transactions, it may more easily realize value by reselling its futures contracts. In addition, UNG bears the risk of financial failure by the clearing broker.

At December 31, 2013, UNG’s counterparties posted $0 in cash and $0 in securities as collateral with UNG’s custodian, as compared with $1,700,020 in cash and $0 in securities for the year ended December 31, 2012. Under these agreements, UNG posted collateral with respect to its obligations of $0 in cash and $19,477,185 in securities, such as Treasuries, at December 31, 2013, as compared with $15,511,111 in cash and $16,454,930 in securities at December 31, 2012.

UNG’s cash and other property, such as Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of UNG’s assets posted with that futures commission merchant; however, the majority of UNG’s assets are held in Treasuries, cash and/or cash equivalents with UNG’s custodian and would not be impacted by the insolvency of a futures commission merchant. The failure or insolvency of UNG’s custodian, however, could result in a substantial loss of UNG’s assets.

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2013 and December 31, 2012, UNG held investments in money market funds in the amounts of $392,614,029 and $552,614,029, respectively. UNG also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of December 31, 2013 and December 31, 2012, UNG held cash deposits and investments in Treasuries in the amounts of $423,979,158 and $692,700,192, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should UNG’s custodian and/or futures commission merchant cease operations.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, UNG is exposed to market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, UNG pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

UNG’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, UNG has a policy of requiring review of the credit standing of each broker or counterparty with which it conducts business.

The financial instruments held by UNG are reported in its statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2013, 2012 and 2011. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Per Share Operating Performance:
Net asset value, beginning of year	$18.87	$25.88 *	$48.00	**
Total income (loss)	1.93	(6.80)	(21.72)	*
Total expenses	(0.21)	(0.21)	(0.40)	*
Net increase (decrease) in net asset value	1.72	(7.01)	(22.12)	*
Net asset value, end of year	$20.59	$18.87	$25.88	*
Total Return	9.11%	(27.09)%	(46.08)%

Ratios to Average Net Assets
Total income (loss)	17.44%	(26.42)%	(44.83)%
Expenses excluding management fees	0.47%	0.49%	0.41%
Management fees	0.60%	0.59%	0.55%
Net income (loss)	16.38%	(27.50)%	(45.79)%

* On February 21, 2012, there was a 4-for-1 reverse share split. The Financial Highlights have been adjusted for the periods shown to reflect the 4-for-1 reverse share split on a retroactive basis.
** On March 8, 2011, there was a 2-for-1 reverse share split, and on February 21, 2012, there was a 4-for-1 reverse share split. The Financial Highlights have been adjusted for the periods shown to reflect the 2-for-1 reverse share split and the 4-for-1 reverse share split on a retroactive basis.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UNG.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2013 and 2012.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2013	2013	2013	2013
Total Income (Loss)	$166,838,065	$(117,977,008)	$(13,383,047)	$131,829,654
Total Expenses	2,717,110	2,473,605	2,510,685	2,506,395
Net Income (Loss)	$164,120,955	$(120,450,613)	$(15,893,732)	$129,323,259
Net Income (Loss) per Share	$3.06	$(3.04)	$(0.59)	$2.29

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2012	2012	2012	2012
Total Income (Loss)	$(427,733,740)	$188,407,967	$106,408,494	$(141,965,689)
Total Expenses	2,758,767	2,655,813	2,884,646	2,983,927
Net Income (Loss)	$(430,492,507)	$185,752,154	$103,523,848	$(144,949,616)
Net Income (Loss) per Share	$(9.87)	$3.26	$2.09	$(2.49)

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

UNG values its investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of UNG (observable inputs) and (2) UNG’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of UNG’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$742,544,890	$742,544,890	$–	$–
Exchange-Traded Futures Contracts	(14,033,910)	(14,033,910)	–	–
Exchange-Traded Cleared Swap Contracts	–	–	–	–
Over-the-Counter Total Return Swap Transactions	(6,654,820)	–	–	(6,654,820)

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

Following is a reconciliation of assets in which significant observable inputs (Level 3) were used in determining fair value as of December 31, 2013:

Total Return Swap Contracts
Beginning balance as of 12/31/12	$(3,470,939)
Realized gain (loss)*	–
Change in unrealized loss	(3,183,881)
Ending balance as of 12/31/13	$(6,654,820)

*	The realized gain (loss) incurred during the fiscal year ended December 31, 2013 for total return swaps was $13,643,971.

The following table summarizes the valuation of UNG’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$882,586,367	$882,586,367	$–	$–
Exchange-Traded Futures Contracts	(10,898,323)	(10,898,323)	–	–
Exchange-Traded Cleared Swap Contracts	(3,698,520)	(3,698,520)	–	–
Over-the-Counter Total Return Swap Transactions	(3,470,939)	–	–	(3,470,939)

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

Following is a reconciliation of assets in which significant observable inputs (Level 3) were used in determining fair value as of December 31, 2012:

Total Return Swap Contracts
Beginning balance as of 12/31/11	$(12,805,692)
Realized gain (loss)*	–
Change in unrealized gain	9,334,753
Ending balance as of 12/31/12	$(3,470,939)

*	The realized loss incurred during the fiscal year ended December 31, 2012 for total return swaps was $(75,525,786).

Effective January 1, 2009, UNG adopted the provisions of Accounting Standards Codification 815—Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not	Statements of
Accounted	Financial	Fair Value	Fair Value
for as Hedging	Condition	At	At
Instruments	Location	December 31, 2013	December 31, 2012
Futures –Commodity Contracts	Assets	$(14,033,910)	$(14,596,843)
Swaps - Commodity Contracts	Assets	(6,654,820)	(3,470,939)

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the year ended		For the year ended
		December 31, 2013		December 31, 2012		December 31, 2011
			Change in		Change in		Change in
	Location of	Realized Gain	Unrealized	Realized Gain	Unrealized	Realized Gain	Unrealized
	Gain or	or (Loss) on	Gain or	or (Loss) on	Gain or	or (Loss) on	Gain or
Derivatives	(Loss) on	Derivatives	(Loss) on	Derivatives	(Loss) on	Derivatives	(Loss) on
not Accounted	Derivatives	Recognized	Derivatives	Recognized	Derivatives	Recognized	Derivatives
for as Hedging	Recognized	in	Recognized	in	Recognized	in	Recognized
Instruments	in Income	Income	in Income	Income	in Income	Income	in Income
Futures – Commodity Contracts	Realized gain (loss) on closed futures positions	$155,734,315		$(243,672,550)		$(361,823,498)
	Change in unrealized gain (loss) on open futures positions		$562,933		$34,395,462		$(136,397,585)
Swaps – Commodity Contracts	Realized gain (loss) on closed swap contracts	13,643,971		(75,525,786)		(275,985,809)
	Change in unrealized gain (loss) on open swap contracts		(3,183,881)		9,334,753		(40,005,918)

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

NOTE 10 – SUBSEQUENT EVENTS

UNG has performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

UNG maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in UNG’s periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of USCF, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of UNG if UNG had any officers, have evaluated the effectiveness of UNG’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of UNG have been effective as of the end of the period covered by this annual report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

UNG is responsible for establishing and maintaining adequate internal control over financial reporting. UNG’s internal control system is designed to provide reasonable assurance to USCF and the Board of USCF regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. USCF’s report on internal control over financial reporting is set forth above under the heading, “Management’s Annual Report on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.

Change in Internal Control Over Financial Reporting

There were no changes in UNG’s internal control over financial reporting during UNG’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, UNG’s internal control over financial reporting.

Item 9B.  Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the CEA, each month UNG publishes an account statement for its shareholders, which includes a Statement of Income (Loss) and a Statement of Changes in Net Asset Value. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on UNG’s website at www.unitedstatescommodityfunds.com.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. UNG has no executive officers. Pursuant to the terms of the LP Agreement, UNG’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Capacity
Nicholas D. Gerber	President, Chief Executive Officer and Management Director of USCF
Howard Mah	Chief Financial Officer, Secretary, Treasurer and Management Director of USCF
Andrew F. Ngim	Management Director of USCF and Portfolio Manager
John T. Hyland	Chief Investment Officer of USCF
Carolyn M. Yu	Chief Compliance Officer of USCF
John P. Love	Senior Portfolio Manager
Ray W. Allen	Portfolio Manager
Gordon L. Ellis	Independent Director of USCF

Name	Capacity
Malcolm R. Fobes	Independent Director of USCF
Peter M. Robinson	Independent Director of USCF

Nicholas D. Gerber, 51, President and Chief Executive Officer since June 2005. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. Mr. Gerber also served as Vice President and Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd., from June 2003 to December 2009, which was a company that reinsured workmen’s compensation insurance. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. He has served as a Management Director of USCF since May 2005 and has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a BA from Skidmore College and holds an NFA Series 3 registration.

Howard Mah, 49, Secretary, Chief Financial Officer and Treasurer of USCF since June 2005, May 2006 and February 2012, respectively. Mr. Mah co-founded USCF and has served as a Management Director since May 2005. He has been a principal of USCF listed with the CFTC and NFA since November 2005 and its Chief Compliance Officer from May 2006 to February 2013. Since January 2001, Mr. Mah has served as Chief Compliance Officer for Ameristock Corporation which he co-founded in March 1995; Secretary of Ameristock Mutual Fund, Inc. from June 1995 to January 2013 and its Chief Compliance Officer from August 2004 to January 2013. Mr. Mah also served as a tax and finance consultant in private practice from January 1995 to December 2013. Mr. Mah earned his MBA degree in finance from the University of San Francisco and a BEd from the University of Alberta.

Andrew F. Ngim, 53, co-founded USCF in 2005 and has served as a Management Director since May 2005.  Mr. Ngim has served as the portfolio manager for USCI, CPER, USAG and USMI since January 2013.  Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. Prior to and concurrent with his services to USCF, from January 1999 to January 2013 Mr. Ngim served as a Managing Director for Ameristock Corporation which he co-founded in March 1995 and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013.  Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005.  Mr. Ngim earned his BA from the University of California at Berkeley.

John T. Hyland, 54, Chief Investment Officer since January 2008. Mr. Hyland has also served as a portfolio manager for USCF from April 2006 until June 2012. In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that provided portfolio management and new fund development expertise to non-U.S. institutional investors through December 2009. Since January 2010, Towerhouse Capital Management, LLC has been inactive. He has been listed with the CFTC and NFA as an associate member and associated person of USCF since December 2005, principal and swap associated person since January 2006 and August 2013, respectively. Mr. Hyland graduated from the University of California at Berkeley, holds an NFA Series 3 registration and is a CFA Charterholder.

Carolyn M. Yu, 55, Chief Compliance Officer and Associate Counsel since February 2013 and August 2011, respectively. Previously, Ms. Yu served as Branch Chief with the Securities Enforcement Branch for the State of Hawaii, Department of Commerce and Consumer Affairs from February 2008 to August 2011. She has been a principal of USCF listed with the CFTC and NFA since August 2013. Ms. Yu earned her JD from Golden Gate University School of Law and a BS in business administration from San Francisco State University.

John P. Love, 42, Senior Portfolio Manager of USCF since March 2010. Mr. Love is currently the portfolio manager of UNG, UGA, UHN and UNL. Prior to that, he was a portfolio manager for the other Related Public Funds beginning with the launch of USO in April 2006. Mr. Love has been a principal of USCF listed with the CFTC and NFA since December 2005. Mr. Love earned a BA from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Ray W. Allen, 57, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of UGA, UHN and UNL from January 2008 until March 2010 and has been the portfolio manager of USO, USL, DNO and BNO since March 2010. He has been a principal of USCF listed with the CFTC and NFA since March 2009 and was an associated person of USCF from March 2008 to November 2012. Mr. Allen earned a BA in economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Gordon L. Ellis, 67, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., its Class 1 Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as a director of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc. International Absorbents, Inc. and Absorption Corp. were sold to a private investment banking firm in May 2010. Mr. Ellis serves as a director of the privatized firm since May 2010. Concurrent with that, he founded and has served as Chairman of Lupaka Gold Corp. since November 2000. Between, November 2000 to May 2010, Lupaka Gold Corp. was known as Kcrok Enterprises Ltd. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 49, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a BS in finance and economics from San Jose State University in California.

Peter M. Robinson, 56, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: Nicholas Gerber, Melinda Gerber, the Nicholas and Melinda Gerber Living Trust, Howard Mah, Andrew Ngim, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, John Hyland, Ray Allen, Carolyn Yu, Wainwright Holdings Inc. and Margaret Johnson. These individuals are Principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also Principals due to their controlling stake in Wainwright. None of the Principals owns or has any other beneficial interest in UNG. John Love and John Hyland make trading and investment decisions for UNG. John Love and Ray Allen execute trades on behalf of UNG. In addition, Nicholas Gerber and John Hyland are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members.

Audit Committee

The Board of USCF has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III). The audit committee is governed by an audit committee charter that is posted on UNG’s website at www.unitedstatescommodityfunds.com. Any shareholder of UNG may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259. The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter. The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

Other Committees

Since the individuals who perform work on behalf of UNG are not compensated by UNG, but instead by USCF, UNG does not have a compensation committee. Similarly, since the directors noted above serve on the Board of USCF, there is no nominating committee of the Board that acts on behalf of UNG. USCF believes that it is necessary for each member of the Board to possess many qualities and skills. USCF further believes that all directors should possess a considerable amount of business management and educational experience. There have not been any vacancies on USCF’s Board since the commencement of operations of UNG in April 2007; however, if such a vacancy were to occur, the members of the Board would consider a candidate’s management experience as well as his/her background, stature, conflicts of interest, integrity and ethics. In connection with this, the Board would also consider issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills. The Board does not have a formal policy with respect to diversity; however, the Board believes that it is essential that the Board members represent diverse viewpoints.

Corporate Governance Policy

The Board of USCF has adopted a Corporate Governance Policy that applies to UNG and the Related Public Funds. UNG has posted the text of the Corporate Governance Policy on its website at www.unitedstatescommodityfunds.com. Any shareholder of UNG may also obtain a printed copy of the Corporate Governance Policy, free of charge, by calling 1-800-920-0259.

Code of Ethics

USCF has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and also to UNG. UNG has posted the text of the Code of Ethics on its website at www.unitedstatescommodityfunds.com. Any shareholder of UNG may also obtain a printed copy of the Code of Ethics, free of charge, by calling 1-800-920-0259. UNG intends to disclose any amendments or waivers to the Code of Ethics applicable to USCF’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on its website.

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

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Nicholas Gerber, who is also the President and CEO of USCF. The Board’s responsibilities include (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of UNG’s independent auditors and the oversight of UNG’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and UNG’s customers, employees, suppliers and the communities impacted by UNG. The non-management directors have designated Malcolm R. Fobes III as the presiding independent director. Mr. Fobes’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to UNG’s Corporate Governance Policy.

The Board believes that Mr. Gerber is best situated to serve as Chairman of USCF because he is the director most familiar with the business of USCF, including investing in the futures contracts and other commodity interests in order to track the benchmark futures contracts of UNG and the Related Public Funds. Because of his background, he is most capable of effectively leading the discussion and execution of new strategic objectives. The independent directors of USCF are actively involved in the oversight of USCF and, because of their varied backgrounds, provide different perspectives in connection with the oversight of USCF, UNG and the Related Public Funds. USCF’s independent directors bring expertise from outside USCF and the commodities industry, while Mr. Gerber brings company-specific and industry-specific experience and expertise. The Board believes that the combined role of Chairman and Chief Executive Officer facilitates information flow between USCF and the Board, including the independent directors, which is essential to effective governance.

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face UNG and the Related Public Funds. For example, the Board has adopted an Investment Policy and a Policy for Use of Derivatives. The policies are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by UNG, including Futures Contracts or Other Natural Gas-Related Investments such as over-the-counter swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by UNG. The policies, among other things, limit UNG’s ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board. Existing counterparties are reviewed periodically by the Board to ensure that they continue to meet the criteria outlined in the policies. The Board tasks USCF with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

The Board also determines compensation payable to employees of USCF, including the portfolio managers of each of UNG and the Related Public Funds. The compensation of certain employees of USCF is, in part, based on the amount of assets under management by UNG and the Related Public Funds. The Board feels that compensating certain employees, in part, based on the amount of assets under management is appropriate since having more assets in a fund generally reflects that investors perceive the fund’s investment objective is being met. There are certain risks that may arise as a result of a growth in assets under management. For example, if position limits are imposed on UNG and the assets under management continue to increase, then UNG may not be able to invest solely in the Benchmark Futures Contract and may have to invest in over-the-counter swap contracts or Other Natural Gas-Related Investments as it seeks to track its benchmark. Other Futures Contracts in which UNG may invest may not track changes in the price of the Benchmark Futures Contract. Other Natural Gas-Related Investments, including over-the-counter swap contracts, may also expose UNG to increased counterparty credit risk and may be less liquid and more difficult to value than Futures Contracts. UNG and the Related Public Funds ameliorate the potential credit, liquidity and valuation risks by fully collateralizing any over-the-counter swap contracts or other investments. In making compensation decisions, the Board considers whether a compensation arrangement would expose UNG or the Related Public Funds to additional risks and whether the risks posed by such arrangement are consistent with the best interests of UNG’s investors.

Other Information

In addition to the certifications of the Chief Executive Officer and Chief Financial Officer of USCF filed or furnished with this annual report on Form 10-K regarding the quality of UNG’s public disclosure, UNG will submit, within 30 days after filing this annual report on Form 10-K, to the NYSE Arca a certification of the Chief Executive Officer of USCF certifying that he is not aware of any violation by UNG of NYSE Arca corporate governance listing standards.

Item 11.   Executive Compensation.

Compensation to USCF and Other Compensation

UNG does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of UNG and other entities controlled by USCF. UNG does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. UNG pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.60% of average daily net assets of UNG for the first $1,000,000,000 and 0.50% of average daily total net assets of UNG for amounts above $1,000,000,000. For 2013, UNG accrued aggregate management fees of $5,737,913.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2013, by the directors of USCF. UNG’s portion of the aggregate fees paid to the directors for the year ended December 31, 2013 was $199,683.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$101,000	NA	NA	NA	$0	$–	$101,000
Gordon L. Ellis	$101,000	NA	NA	NA	$0	$–	$101,000
Malcolm R. Fobes III(1)	$121,000	NA	NA	NA	$0	$–	$121,000

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of USCF own any shares of UNG. In addition, UNG is not aware of any 5% holder of its shares.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

UNG has and will continue to have certain relationships with USCF and its affiliates. However, there have been no direct financial transactions between UNG and the directors or officers of USCF that have not been disclosed herein. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Any transaction with a related person that must be disclosed in accordance with SEC Regulation S-K item 404(a), including financial transactions by UNG with directors or executive officers of USCF or holders of beneficial interests in USCF or UNG of more than 5%, will be subject to the provisions regarding “Resolutions of Conflicts of Interest; Standard of Care” as set forth in Section 7.7 of the LP Agreement and will be reviewed and approved by the audit committee of the Board of USCF.

Director Independence

In February 2014, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, UNG or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.  Principal Accountant Fees and Services.

The fees for services billed to UNG by its independent auditors for the last two fiscal years are as follows:

	2013	2012
Audit fees	$160,000	$160,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

	$160,000	$160,000

Audit fees consist of fees paid to Spicer Jeffries LLP for (i) the audit of UNG’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and certain of UNG’s current reports on Form 8-K; (ii) the audit of UNG’s internal control over financial reporting included in the annual report on Form 10-K; and (iii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

Tax fees consist of fees paid to Spicer Jeffries LLP for professional services rendered in connection with tax compliance and partnership income tax return filings.

The audit committee has established policies and procedures which are intended to control the services provided by UNG’s independent auditors and to monitor their continuing independence. Under these policies and procedures, no audit or permitted non-audit services (including fees and terms thereof), except for the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, may be undertaken by UNG’s independent auditors unless the engagement is specifically pre-approved by the audit committee. The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals must be presented to the full audit committee at its next scheduled meeting.

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

Exhibit Index
Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(2)	Fourth Amended and Restated Agreement of Limited Partnership.
3.3(3)	Fifth Amended and Restated Limited Liability Company Agreement of USCF.
10.1(4)	Form of Initial Authorized Purchaser Agreement.
10.2(5)	Marketing Agent Agreement.
10.3(5)	Amendment Agreement to the Marketing Agent Agreement.
10.4(6)	Second Amendment Agreement to the Marketing Agent Agreement.
10.5(7)	Third Amendment Agreement to the Marketing Agent Agreement.
10.6(8)	License Agreement.
10.7(9)	Third Amendment to the License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.8(5)	Custodian Agreement.
10.9(5)	Amendment Agreement to the Custodian Agreement.
10.10(6)	Second Amendment Agreement to the Custodian Agreement.
10.11(5)	Administrative Agency Agreement.
10.12(5)	Amendment Agreement to the Administrative Agency Agreement.
10.13(6)	Second Amendment Agreement to the Administrative Agency Agreement.
10.14(10)	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.
14.1(11)	Code of Ethics.
23.1(11)	Consent of Independent Registered Public Accounting Firm.
31.1(11)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(11)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(11)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(11)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS(12)	XBRL Instance Document.
101.SCH(12)	XBRL Taxonomy Extension Schema.
101.CAL(12)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(12)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(12)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(12)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-137871) filed on October 6, 2006.
(2)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-3 (File No. 333-176938) filed on April 2, 2013.
(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2011, filed on February 29, 2012.
(4)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No.333-137871) filed on March 9, 2007.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 9, 2009.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2012, filed on February 27, 2013.

(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 1, 2010.
(11)	Filed herewith.
(12)	In accordance with Rule 402 of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: February 28, 2014

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	February 28, 2014
Nicholas D. Gerber

/s/ Howard Mah	Management Director	February 28, 2014
Howard Mah

/s/ Andrew Ngim	Management Director	February 28, 2014
Andrew Ngim

/s/ Peter M. Robinson	Independent Director	February 28, 2014
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	February 28, 2014
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	February 28, 2014
Malcolm R. Fobes III

