Form 10-Q
period 2014-03-31
United States Natural Gas Fund, LP
filed 2014-05-12
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

UNITED STATES NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At March 31, 2014 (Unaudited) and December 31, 2013

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 5)	$610,585,828	$792,445,608
Equity in trading accounts:
Cash and cash equivalents	69,164,060	24,147,579
Unrealized loss on open commodity futures contracts	(4,500,685)	(14,033,910)
Unrealized loss on open swap contracts	(753,838)	(6,654,820)
Receivable for shares sold	–	159,392,268
Dividend receivable	7,646	8,580
Other assets	960,397	19,044

Total assets	$675,463,408	$955,324,349

Liabilities and Partners' Capital
Payable for shares redeemed	$22,484,376	$14,887,362
Professional fees payable	828,312	1,454,406
General Partner management fees payable (Note 3)	384,854	473,547
Brokerage commissions payable	81,750	81,750
Other liabilities	37,218	45,120

Total liabilities	23,816,510	16,942,185

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	651,646,898	938,382,164
Total Partners' Capital	651,646,898	938,382,164

Total liabilities and partners' capital	$675,463,408	$955,324,349

Limited Partners' shares outstanding	26,766,476	45,566,476
Net asset value per share	$24.35	$20.59
Market value per share	$24.42	$20.69

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2014

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
ICE Natural Gas Futures LD1 H May 2014 contracts, expiring April 2014	39,873	$(4,819,655)	(0.74)
NYMEX Natural Gas Futures NG May 2014 contracts, expiring April 2014	1,837	318,970	0.05
Total Open Futures Contracts*	41,710	$(4,500,685)	(0.69)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.08%, 4/24/2014**	$200,000,000	$199,990,097	30.69

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	8,087	8,087	0.00 ***
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	200,495,952	200,495,952	30.77
Wells Fargo Advantage Government Money Market Fund - Class I	70,001,712	70,001,712	10.74
Total Money Market Funds		270,505,751	41.51
Total Cash Equivalents		$470,495,848	72.20

Open Over-the-Counter Total Return Swap Contracts

	Notional Amount****	Market Value	Unrealized Loss	Termination Dates	Collateral Pledge
Swap agreement to receive return on the Custom Natural Gas Index (UNG) - Excess Return	$136,450,546	$(753,838)	$(753,838)	4/23/2014	$69,164,060	*****

* Collateral amounted to $69,164,060 on open futures contracts.

** Security or partial security segregated as collateral for open over-the-counter total return swap contracts.

*** Position represents less than 0.005%.

**** The aggregate notional amount of UNG’s over-the-counter swap transactions represented 20.20% of UNG’s total assets as of March 31, 2014.

***** Financial instruments.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2014 and 2013

	Three months ended March 31, 2014	Three months ended March 31, 2013
Income
Gain on trading of commodity contracts:
Realized gain on closed futures contracts	$124,087,654	$88,254,202
Realized gain on closed swap contracts	15,395,289	22,564,790
Change in unrealized gain on open futures contracts	9,533,225	48,310,023
Change in unrealized gain on open swap contracts	5,900,982	7,555,254
Dividend income	22,947	36,688
Interest income	66,066	57,108
Other income	77,000	60,000

Total income	155,083,163	166,838,065

Expenses
General Partner management fees (Note 3)	1,184,968	1,561,162
Brokerage commissions	570,846	669,710
Professional fees	411,877	401,872
Other expenses	94,401	84,366

Total expenses	2,262,092	2,717,110

Net income	$152,821,071	$164,120,955
Net income per limited partnership share	$3.76	$3.06
Net income per weighted average limited partnership share	$4.51	$2.97
Weighted average limited partnership shares outstanding	33,889,809	55,219,809

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2014

	General Partner	Limited Partners	Total

Balances, at December 31, 2013	$–	$938,382,164	$938,382,164
Addition of 45,700,000 partnership shares	–	1,128,445,768	1,128,445,768
Redemption of 64,500,000 partnership shares	–	(1,568,002,105)	(1,568,002,105)
Net income	–	152,821,071	152,821,071

Balances, at March 31, 2014	$–	$651,646,898	$651,646,898

Net Asset Value Per Share:
At December 31, 2013			$20.59
At March 31, 2014			$24.35

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2014 and 2013

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash Flows from Operating Activities:
Net income	$152,821,071	$164,120,955
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in commodity futures trading account – cash and cash equivalents	(45,016,481)	36,439,956
Unrealized gain on open futures contracts	(9,533,225)	(48,310,023)
Unrealized gain on open swap contracts	(5,900,982)	(7,555,254)
Decrease in dividend receivable	934	4,380
Increase in other assets	(941,353)	(69,761)
Decrease in professional fees payable	(626,094)	(949,639)
Decrease in General Partner management fees payable	(88,693)	(70,735)
Decrease in brokerage commissions payable	–	(44,500)
Decrease in other liabilities	(7,902)	(6,955)
Net cash provided by operating activities	90,707,275	143,558,424

Cash Flows from Financing Activities:
Addition of partnership shares	1,287,838,036	432,015,312
Redemption of partnership shares	(1,560,405,091)	(823,792,403)
Net cash used in financing activities	(272,567,055)	(391,777,091)

Net Decrease in Cash and Cash Equivalents	(181,859,780)	(248,218,667)

Cash and Cash Equivalents, beginning of period	792,445,608	1,100,510,722
Cash and Cash Equivalents, end of period	$610,585,828	$852,292,055

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2014 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“UNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. UNG is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UNG’s shares traded on the American Stock Exchange (the “AMEX”). UNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fourth Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UNG is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana as measured by the daily changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”), that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UNG’s expenses. It is not the intent of UNG to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNG to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UNG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). The net assets of UNG consist primarily of investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments including those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q. USCF is authorized by UNG in its sole judgment to employ, establish the terms of employment for and terminate commodity trading advisors of futures commission merchants. As of March 31, 2014, UNG held 1,837 NG Futures May 2014 Contracts traded on the NYMEX, 39,873 LD1 H Futures May 2014 Contracts traded on the ICE Futures US, and over-the-counter swap transactions with one counterparty, JPMorgan Chase Bank, NA. The over-the-counter swap transaction with JPMorgan Chase Bank, NA was terminated effective April 23, 2014.

UNG commenced investment operations on April 18, 2007 and has a fiscal year ending on December 31. USCF is responsible for the management of UNG. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the AMEX under the ticker symbols “USO” on April 10, 2006, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.”

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

In April 2007, UNG initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG”. On that day, UNG established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,001,000. UNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As a result of the acquisition of the AMEX by NYSE Euronext, UNG commenced trading on the NYSE Arca on November 25, 2008. As of March 31, 2014, UNG had registered a total of 1,480,000,000 shares.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification.  UNG is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

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

Swap Premiums

Upfront fees paid by UNG for over-the-counter swap contracts are reflected on the condensed statements of financial condition and represent payments made upon entering into a swap agreement to compensate for differences between the stated terms of the agreement and prevailing market conditions. The fees are amortized daily over the term of the swap agreement.

Income Taxes

UNG is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2010. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2014.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

UNG receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in UNG’s condensed statements of financial condition as receivable for shares sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for shares redeemed.

Authorized Purchasers pay UNG a fee of $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2014.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2014 and 2013, UNG incurred $14,189 and $0, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2014 are estimated to be a total of $560,625 for UNG and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNG and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2014 and 2013, UNG incurred $29,625 and $39,450, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs are estimated to be $1,500,000 for the year ending December 31, 2014.

Other Expenses and Fees

In addition to the fees described above, UNG pays all brokerage fees, transaction costs for over-the-counter swaps and other expenses in connection with the operation of UNG, but excluding costs and expenses paid by USCF as outlined in Note 4 below.

NOTE 4 — CONTRACTS AND AGREEMENTS

UNG is party to a marketing agent agreement, dated as of April 17, 2007, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UNG as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on UNG’s assets up to $3 billion and 0.04% on UNG’s assets in excess of $3 billion.

The above fee does not include website construction and development, which are also borne by USCF.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to UNG and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of the Related Public Funds’ combined net assets, (b) 0.0465% for the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once Related Public Funds’ combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

On October 8, 2013, UNG entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UNG’s futures commission merchant (“FCM”), effective October 10, 2013. Prior to October 10, 2013, the FCM was UBS Securities LLC (“UBS Securities”). The agreements require RBC Capital and UBS Securities to provide services to UNG in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through RBC Capital and/or UBS Securities for UNG’s account. In accordance with each agreement, RBC Capital and UBS Securities charge UNG commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNG also incurs commissions to brokers for the purchase and sales of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the three months ended March 31, 2014, total commissions accrued to brokers amounted to $570,846. Of this amount, approximately $409,673, or 71.77%, was a result of rebalancing costs and approximately $161,173, or 28.23%, was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended March 31, 2013, total commissions accrued to brokers amounted to $669,710. Of this amount, approximately $567,857, or 84.79% was the result of rebalancing costs and approximately $101,853, or 15.21% was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was a result of decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded during the three months ended March 31, 2014. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2014 represents approximately 0.29% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2013 represented approximately 0.26% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

Futures contracts, options on futures contracts and cleared swaps involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure UNG has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract.

All of UNG’s investment contracts were exchange-traded futures contracts or fully-collateralized over-the-counter swaps through March 31, 2014. The liquidity and credit risks associated with exchange-traded contracts and cleared swaps are generally perceived to be less than those associated with over-the-counter swap transactions since, in over-the-counter swap transactions, a party must rely solely on the credit of its respective individual counterparties. At March 31, 2014, UNG maintained over-the-counter swap transactions with one counterparty, JPMorgan Chase Bank, NA. The over-the-counter swap transaction with JPMorgan Chase Bank, NA was terminated effective April 23, 2014. Over-the-counter swap transactions subject UNG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. However, as compared to its over-the-counter swap transactions, it may more easily realize value by reselling its futures contracts. In addition, UNG bears the risk of financial failure by the clearing broker.

At March 31, 2014, UNG’s counterparty posted $2,801,205 in cash and $0 in securities as collateral with UNG’s custodian, as compared with $6,460,229 in cash and $182,127 in securities at March 31, 2013. Under these over-the-counter swap agreements, UNG posted collateral with respect to its obligations of $69,164,060 in cash and $0 in securities, such as Treasuries, at March 31, 2014, as compared with $16,704,415 in cash and $17,924,787 in securities at March 31, 2013.

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

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2014 and December 31, 2013, UNG held investments in money market funds in the amounts of $270,505,751 and $392,614,029, respectively. UNG also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2014 and December 31, 2013, UNG held cash deposits and investments in Treasuries in the amounts of $409,244,137 and $423,979,158, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should UNG’s custodian and/or futures commission merchant cease operations.

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

The financial instruments held by UNG are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2014 and 2013 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2014 (Unaudited)	For the three months ended March 31, 2013 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$20.59	$18.87
Total income	3.83	3.11
Total expenses	(0.07)	(0.05)
Net increase in net asset value	3.76	3.06
Net asset value, end of period	$24.35	$21.93

Total Return	18.26%	16.22%

Ratios to Average Net Assets
Total income	19.36%	15.64%
Expenses excluding management fees*	0.55%	0.44%
Management fees*	0.60%	0.59%
Net income	19.08%	15.39%

*	Annualized.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UNG.

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of UNG’s securities at March 31, 2014 using the fair value hierarchy:

At March 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$470,495,848	$470,495,848	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(4,500,685)	(4,500,685)	—	—
Over-the-Counter Total Return Swap Contracts	(753,838)	—	—	(753,838)

During the three months ended March 31, 2014, there were no transfers between Level I and Level II.

Following is a reconciliation of assets in which significant unobservable inputs (Level III) were used in determining fair value as of March 31, 2014:

Total Return Swap Contracts
Beginning balance as of 12/31/13	$(6,654,820)
Realized gain (loss)*	—
Change in unrealized gain	5,900,982
Ending balance as of 03/31/14	$(753,838)

*	The realized gain (loss) incurred during the three months ended March 31, 2014 for total return swaps was $15,395,289.

The following table summarizes the valuation of UNG’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$742,544,890	$742,544,890	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(14,033,910)	(14,033,910)	—	—
Over-the-Counter Total Return Swap Contracts	(6,654,820)	—	—	(6,654,820)

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

Following is a reconciliation of assets in which significant unobservable inputs (Level III) were used in determining fair value as of December 31, 2013:

Total Return Swap Contracts
Beginning balance as of 12/31/12	$(3,470,939)
Realized gain (loss)*	—
Change in unrealized loss	(3,183,881)
Ending balance as of 12/31/13	$(6,654,820)

*	The realized gain (loss) incurred during the fiscal year ended December 31, 2013 for total return swaps was $13,643,971.

Effective January 1, 2009, UNG adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2014	Fair Value At December 31, 2013
Futures - Commodity Contracts	Assets	$(4,500,685)	$(14,033,910)
Swaps - Commodity Contracts	Assets	(753,838)	(6,654,820)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2014		For the three months ended March 31, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain on closed futures positions	$124,087,654		$88,254,202

	Change in unrealized gain on open futures positions		$9,533,225		$48,310,023

Swaps - Commodity Contracts	Realized gain on closed swap contracts	15,395,289		22,564,790

	Change in unrealized gain on open swap contracts		5,900,982		7,555,254

NOTE 8 — SUBSEQUENT EVENTS

UNG has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States Natural Gas Fund, LP (“UNG”) included elsewhere in this quarterly report on
Form 10-Q.

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

UNG has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and UNG assumes no obligation to update any such forward-looking statements. Although UNG undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that UNG may make directly to them or through reports that UNG in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

UNG, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of UNG is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the price of the futures contract for natural gas traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less UNG’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. It is not the intent of UNG to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNG to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of UNG, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below).

UNG invests in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Natural Gas Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q. Due, in part, to UNG’s obligation to comply current and potential regulatory limits, it has invested in, and may continue to invest in, Other Natural Gas-Related Investments in order to fulfill its investment objective.

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

In addition, due to potential regulatory limitations, UNG may determine to hold greater amounts of cash and cash equivalents and lesser amounts of Natural Gas Interests, or greater amounts of Other Natural Gas-Related Investments if it determines that this will most appropriately satisfy UNG’s investment objective. Holding more cash and cash equivalents and fewer Natural Gas Interests, or more Other Natural Gas-Related Investments for some period of time may result in increased tracking error. Increasing UNG’s investments in Other Natural Gas-Related Investments, such as through increased investments in over-the-counter swaps, may result in increased tracking error due to the fact that transaction costs for over-the-counter swaps are significantly higher as compared to those for exchange-traded Natural Gas Interests, which to date are the principal investment of UNG. In the event that UNG determines that suitable Other Natural Gas-Related Investments are not obtainable, UNG will need to consider other actions to protect its shareholders and to permit UNG to achieve its investment objective.

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

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If UNG and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net position back to the accountability level. As of March 31, 2014, UNG held 1,837 NYMEX Natural Gas Futures NG contracts and 39,873 Natural Gas Futures LD1 H Contracts traded on the ICE Futures US. UNG exceeded accountability levels of the NYMEX during the three months ended March 31, 2014, when it held a maximum of 10,468 Natural Gas Futures NG contracts. No action was taken by the NYMEX and UNG did not reduce the number of Natural Gas Futures Contracts held as a result. UNG exceeded accountability levels of ICE Futures during the three months ended March 31, 2014, when it held a maximum of 39,873 Natural Gas Futures LD1 H Contracts, exceeding the “any” month limit. No action was taken by ICE Futures and UNG did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the three months ended March 31, 2014, UNG did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter (“OTC”), DCMs, SEFs as well as non-U.S. located platforms. Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UNG may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect UNG, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of UNG to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UNG. See “Commodity Interest Markets – Regulation” in this quarterly report on Form 10-Q for additional information.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of UNG to achieve its investment objective.

“Swap” Transactions

The Dodd-Frank Act imposes regulatory requirements on certain “swap” transactions that UNG is authorized to engage in that may ultimately impact the ability of UNG to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap” and “security-based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations or “derivative clearing organizations” (“DCOs”), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear the same types of swaps. As a result, if UNG enters into or has entered into certain interest rate and credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require UNG to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable Prudential Regulator.

The Dodd-Frank Act also requires that certain swaps determined to be available to trade on a SEF must be executed over such a facility.  On June 5, 2013, the CFTC published a final rule regarding the obligations of SEFs, including the obligation for facilities offering multiple person execution services to register as a SEF by October 2, 2013. Based upon applications filed by several SEFs with the CFTC, the CFTC has determined that certain interest rate swaps and credit default index swaps are available to trade on SEFs and beginning on February 15, 2014, certain interest rate swaps and credit default index swaps must be executed on a SEF.

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

As regulatory requirements are constantly evolving, it is difficult to predict the effect any regulatory changes may have on UNG.

Price Movements

Natural gas futures prices were volatile during the three months ended March 31, 2014. The price of the Benchmark Futures Contract started the period at $4.230 per million British thermal shares (“MMBtu”). The low of the period was on January 9, 2014, when the price dropped to $4.005 per MMBtu. The high of the period was January 29, 2014, when the price reached $5.465 per MMBtu. The period ended with the Benchmark Futures Contract at $4.371 per MMBtu, an increase of approximately 3.33% over the period. UNG’s per share NAV began the period at $20.59 and ended the period at $24.35 on March 31, 2014, an increase of approximately 18.26% over the period. UNG’s per share NAV reached its high for the period on February 21, 2014 at $27.75 and reached its low for the period January 9, 2014 at $19.49. The Benchmark Futures Contract prices listed above began with the February 2014 contracts and ended with the May 2014 contracts. The increase of approximately 3.33% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG’s Benchmark.”

During the three months ended March 31, 2014, the natural gas futures market was primarily in a state of backwardation, meaning that the price of the near month natural gas Futures Contract was higher than the price of the next month natural gas Futures Contract, or contracts further away from expiration. A contango market is one in which the price of the near month natural gas Futures Contract is less than the price of the next month natural gas Futures Contract, or contracts further away from expiration. As a result of contango or backwardation, as the case may be, the return of approximately 3.33% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

Valuation of Futures Contracts and the Computation of the Per Share NAV

The per share NAV of UNG’s shares is calculated once each NYSE Arca trading day. The per share NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. UNG’s administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other UNG investments, including cleared swaps or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

Results of Operations and the Natural Gas Market

Results of Operations. On April 18, 2007, UNG listed its shares on the American Stock Exchange (the “AMEX”) under the ticker symbol “UNG.” On that day, UNG established its initial offering price at $50.00 per share and issued 200,000 shares to the initial authorized purchaser in exchange for $10,000,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, UNG’s shares no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 30,000,000 shares, UNG has registered four subsequent offerings of its shares: 50,000,000 shares which were registered with the SEC on November 21, 2007, 100,000,000 shares which were registered with the SEC on August 28, 2008, 300,000,000 shares which were registered with the SEC on May 6, 2009 and 1,000,000,000 shares which were registered with the SEC on August 12, 2009. Shares offered by UNG in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. On March 8, 2011, after the close of trading on the NYSE Arca, UNG effected a 2-for-1 reverse share split and post-split shares of UNG began trading on March 9, 2011. As a result of the reverse share split, every two pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 447,200,000 shares of UNG issued and outstanding, representing a per share NAV of $5.16. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 223,600,000, not accounting for fractional shares, and the per share NAV increased to $10.31. On February 21, 2012, after the close of trading on the NYSE Arca, UNG effected a 4-for-1 reverse share split and post-split shares of UNG began trading on February 22, 2012. As a result of the reverse share split, every four pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 174,297,828 shares of UNG issued and outstanding, representing a per share NAV of $5.51. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 43,574,457, not accounting for fractional shares, and the per share NAV increased to $22.04. As of March 31, 2014, UNG had issued 1,388,000,000 shares, 26,766,476 of which were outstanding. As of March 31, 2014, there were 92,000,000 shares registered but not yet issued.

More shares may have been issued by UNG than are outstanding due to the redemption of shares. Unlike funds that are registered under the Investment Company Act of 1940, as amended, shares that have been redeemed by UNG cannot be resold by UNG. As a result, UNG contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2014, UNG had the following authorized purchasers: ABN AMRO, Banc of America Securities LLC, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., FIMAT USA LLC, Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC, Virtu Financial Capital Markets and Virtu Financial DB LLC.

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

As of March 31, 2014, the total unrealized loss on Natural Gas Futures Contracts and over-the-counter swap contracts owned or held on that day was $5,254,523 and UNG established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $679,749,888. UNG held 89.82% of its cash assets in overnight deposits and investments in Treasuries and money market funds at its custodian bank, while 10.18% of the cash balance was held as investments in Treasuries and as margin deposits for the Natural Gas Futures Contracts purchased at the FCM. The ending per share NAV on March 31, 2014 was $24.35.

By comparison, as of March 31, 2013, the total unrealized gain on Natural Gas Futures Contracts, cleared swap contracts and over-the-counter swap contracts owned or held on that day was $37,797,495 and UNG established cash deposits and investments in Treasuries and money market funds that were equal to $960,655,598. UNG held 88.72% of its cash assets in overnight deposits and investments in Treasuries and money market funds at its custodian bank, while 11.28% of the cash balance was held as investments in Treasuries and margin deposits for the Natural Gas Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for March 31, 2014 as compared to March 31, 2013, was the result of UNG’s smaller size during the three months ended March 31, 2014 as measured by total net assets. The ending per share NAV on March 31, 2013 was $21.93. The increase in the per share NAV for March 31, 2014, as compared to March 31, 2013, was primarily due to the increase in the value of the Futures Contracts, cleared swap contracts and over-the-counter swap contracts that UNG invested in between the three months ended March 31, 2014 and the three months ended March 31, 2013.

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

During the three months ended March 31, 2014, the average daily total net assets of UNG were $800,964,758. The management fee incurred by UNG during the period amounted to $1,184,968, which was calculated at the 0.60% rate on total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged approximately 0.60% over the course of this three month period. By comparison, during the three months ended March 31, 2013, the average daily total net assets of UNG were $1,066,612,455. The management fee paid by UNG during this three month period amounted to $1,561,162, which was calculated at the 0.60% rate for total net assets up to and including $1 billion and at the rate of 0.50% on total net assets over $1 billion, and accrued daily. Management fees as a percentage of average daily total net assets averaged approximately 0.59% over the course of this three month period.

In addition to the management fee, UNG pays all brokerage fees, transaction costs for over-the-counter swaps and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its shares subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended March 31, 2014 was $1,077,124, as compared to $1,155,948 for the three months ended March 31, 2013. The decrease in total expenses excluding management fees for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, was primarily due to reduced trading activity during the three months ended March 31, 2014. For the three months ended March 31, 2014, UNG incurred $14,189 in ongoing registration fees and other expenses primarily relating to the registration of additional shares. By comparison, during the three months ended March 31, 2013, UNG did not incur any registration fees and other expenses relating to the registration and offering of additional shares.

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance of UNG and the United States Oil Fund, LP, the United States 12 Month Oil Fund, LP, the United States Gasoline Fund, LP, the United States Diesel-Heating Oil Fund, LP, the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP, the United States Brent Oil Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2014 are estimated to be a total of $560,625 for UNG and the Related Public Funds. By comparison, for the year ended December 31, 2013, these fees and expenses amounted to a total of $555,465 for UNG and the Related Public Funds. UNG’s portion of such fees and expenses for the year ended December 31, 2013 was $199,863.

UNG also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or Treasuries. During the three months ended March 31, 2014, total commissions accrued to brokers amounted to $570,846. Of this amount, approximately $409,673 or 71.77%, was a result of rebalancing costs and approximately $161,173, or 28.23%, was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended March 31, 2013, total commissions accrued to brokers amounted to $669,710. Of this amount, approximately $567,857, or 84.79%, was a result of rebalancing costs and approximately $101,853, or 15.21%, was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, was a result of decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded during the three months ended March 31, 2014. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2014 represents approximately 0.29% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2013 represented approximately 0.26% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

UNG incurred $122,407 in transaction costs during the three months ended March 31, 2014 as compared to $155,208 in transaction costs during the three months ended March 31, 2013. UNG’s transaction costs were lower during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, due to reduced investment in Other Natural Gas-Related Investments, including over-the-counter swap transactions, during the three months ended March 31, 2014. However, these costs remain slightly higher as compared to those for exchange-traded Natural Gas Interests.

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs are estimated to be $1,500,000 for the year ending December 31, 2014.

Dividend and Interest Income. UNG seeks to invest its assets such that it holds Natural Gas Futures Contracts and Other Natural Gas-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require UNG to pay the full amount of the contract value at the time of purchase, but rather require UNG to post an amount as a margin deposit against the eventual settlement of the contract. As a result, UNG retains an amount that is approximately equal to its total net assets, which UNG invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with UNG’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended March 31, 2014, UNG earned $89,013 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UNG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.04%. UNG purchased Treasuries during the three months ended March 31, 2014 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2013, UNG earned $93,796 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on UNG’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. UNG purchased Treasuries during the three months ended March 31, 2013 and also held cash and/or cash equivalents during this time period. Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were similar during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was similar during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Tracking UNG’s Benchmark

USCF seeks to manage UNG’s portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the daily changes in the average price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in UNG’s per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UNG’s portfolio management goals do not include trying to make the nominal price of UNG’s per share NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for natural gas. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Natural Gas Futures Contracts and Other Natural Gas-Related Investments.

For the 30-valuation days ended March 31, 2014, the simple average daily change in the Benchmark Futures Contract was (0.07)%, while the simple average daily change in the per share NAV of UNG over the same time period was (0.07)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.36)%, meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to March 31, 2014, the simple average daily change in the Benchmark Futures Contract was (0.12)%, while the simple average daily change in the per share NAV of UNG over the same time period was (0.12)%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was 0.39% meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended March 31, 2014. The second graph measures monthly changes since March 31, 2009 through March 31, 2014.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of UNG versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of UNG, measured by changes in its NAV, versus the expected changes in its per share NAV under the assumption that UNG’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the three months ended March 31, 2014, the actual total return of UNG as measured by changes in its per share NAV was 18.26%. This is based on an initial per share NAV of $20.59 as of December 31, 2013 and an ending per share NAV as of March 31, 2014 of $24.35. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $24.45 as of March 31, 2014, for a total return over the relevant time period of 18.75%. The difference between the actual per share NAV total return of UNG of 18.26% and the expected total return based on the Benchmark Futures Contract of 18.75% was an error over the time period of (0.49)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UNG pays, offset in part by the income that UNG collects on its cash and cash equivalent holdings. During the three months ended March 31, 2014, UNG earned dividend and interest income of $89,013, which is equivalent to a weighted average income rate of approximately 0.04% for such period. In addition, during the three months ended March 31, 2014, UNG also collected $77,000 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to UNG’s actual total return. However, if the total assets of UNG increase, USCF believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return. During the three months ended March 31, 2014, UNG incurred total expenses of $2,262,092. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(2,096,079), which is equivalent to an annualized weighted average net income rate of approximately (1.07)% for the three months ended March 31, 2014.

By comparison, for the three months ended March 31, 2013, the actual total return of UNG as measured by changes in its per share NAV was 16.22%. This was based on an initial per share NAV of $18.87 as of December 31, 2012 and an ending per share NAV as of March 31, 2013 of $21.93. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $21.98 as of March 31, 2013, for a total return over the relevant time period of 16.48%. The difference between the actual per share NAV total return of UNG of 16.22% and the expected total return based on the Benchmark Futures Contract of 16.48% was an error over the time period of (0.26)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UNG paid, offset in part by the income that UNG collected on its cash and cash equivalent holdings. During the three months ended March 31, 2013, UNG earned dividend and interest income of $93,796, which was equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the three months ended March 31, 2013, UNG also collected $60,000 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to UNG’s actual total return. During the three months ended March 31, 2013, UNG incurred total expenses of $2,717,110. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(2,563,314), which is equivalent to an annualized weighted average net income rate of approximately (0.97)% for the three months ended March 31, 2013.

There are currently three factors that have impacted or are most likely to impact UNG’s ability to accurately track its Benchmark Futures Contract.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2014, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract over time.

Second, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2014. Interest payments, and any other income, were retained within the portfolio and added to UNG’s NAV. When this income exceeds the level of UNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2014, UNG earned, on an annualized basis, approximately 0.04% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of approximately (0.60)% for management fees, approximately (0.29)% in brokerage commission costs related to the purchase and sale of futures contracts and approximately (0.26)% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.15)% and affected UNG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UNG will continue to be higher than interest earned by UNG. As such, USCF anticipates that UNG will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2014, UNG held Other Natural Gas-Related Investments. These holdings included a financially settled natural gas futures contract traded on NYMEX whose settlement price tracks the settlement price of the Benchmark Futures Contract. UNG also held investments in natural gas futures contracts traded on the ICE Futures US whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized over-the-counter swaps designed to track the settlement price of the Benchmark Futures Contract. UNG has invested in Other Natural Gas-Related Investments, such as over-the-counter swaps, which has increased transaction-related expenses and may result in increased tracking error. Over-the-counter swaps increase transaction-related expenses due to the fact that UNG must pay to the swap counterparty certain fees that UNG does not have to pay for transactions executed on an exchange. Finally, due to potential regulatory limitations, UNG may determine to hold greater amounts of cash and cash equivalents and lesser amounts of Natural Gas Interests, if it determines that will most appropriately satisfy UNG’s investment objective. Holding more cash and cash equivalents and less Natural Gas Interests for some period of time may result in increased tracking error. There are additional Other Natural Gas-Related Investments that UNG is permitted to invest in whose price movements may not track the settlement price of the Benchmark Futures Contract.

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

Near Month Price (NG1) vs Average Price of the Near 12 Months (12 M Strip)
(10 years ending 3/31/14)*
$18.00
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
3/31/2004
3/31/2005
3/31/2006
3/31/2007
3/31/2008
3/31/2009
3/31/2010
3/31/2011
3/31/2012
3/31/2013
3/31/2014
NG1
12M Strip Price

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month Natural Gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between March 31, 2004 and March 31, 2014. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12 month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12 month contracts whose delivery falls during the winter season.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Natural Gas Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of UNG is not to have the market price of its shares match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in UNG shares during the three months ended March 31, 2014 relative to a hypothetical direct investment in natural gas. For example, an investment in UNG shares made on December 31, 2013 and held to March 31, 2014 increased, based upon the changes in the per share NAV for UNG shares on those days, by approximately 18.26%, while the spot price of natural gas for immediate delivery during the same period increased by approximately 3.33% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2012 to March 31, 2013, contango impacted the total return on an investment in UNG shares relative to a hypothetical direct investment in natural gas. For example, an investment in UNG shares made on December 31, 2012 and held to March 31, 2013 increased, based upon the changes in the per share NAV for UNG shares on those days, by approximately 16.22%, while the spot price of natural gas for immediate delivery during the same period increased by approximately 20.08% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the three months ended March 31, 2014, natural gas prices in the United States were volatile and finished the period higher than the beginning of the year. Prices were impacted by several factors. Extreme cold weather in some parts of the country during the winter months increased demand for natural gas, leading to a decline in the amount of natural gas in storage to the lowest level in eleven years. As of March 31, 2014, the amount of natural gas in storage had reached 826 billion cubic feet, which was approximately 71% below the five-year average and 52% below 2013 levels.

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

For the ten-year time period between March 31, 2004 and March 31, 2014, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of unleaded gasoline, diesel-heating oil, crude oil, large cap U.S. equities, U.S. government bonds or global equities.

Correlation Matrix March 31, 2004-2014*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.289)	0.961	0.409	0.356	0.278	0.081
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.267)	(0.323)	(0.250)	(0.288)	(0.022)
Global Equities (FTSE World Index)			1.000	0.481	0.429	0.322	0.126
Crude Oil				1.000	0.857	0.736	0.315
Diesel-Heating Oil					1.000	0.763	0.401
Unleaded Gasoline						1.000	0.254
Natural Gas							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over this particular time period, the movement of natural gas on a monthly basis remained neither strongly correlated nor inversely correlated with large cap U.S. equities, global equities, unleaded gasoline, diesel-heating oil and crude oil. Natural gas movements showed a positive correlation to U.S. government bonds over the same time period.

Correlation Matrix 12 Months ended March 31, 2014*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.006)	0.921	(0.016)	(0.415)	0.335	(0.305)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.236	(0.396)	0.021	(0.450)	0.559
Global Equities (FTSE World Index)			1.000	(0.050)	(0.471)	0.142	(0.202)
Crude Oil				1.000	0.321	0.676	(0.308)
Diesel-Heating Oil					1.000	0.170	0.470
Unleaded Gasoline						1.000	(0.333)
Natural Gas							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

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

USCF has evaluated the nature and types of estimates that it makes in preparing UNG’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by UNG for its Natural Gas Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, UNG estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on investments in Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNG’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the three months ended March 31, 2014, UNG’s expenses exceeded the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2014, UNG used other assets to pay expenses, which could cause a decrease in UNG’s NAV over time. To the extent expenses exceed income, UNG’s NAV will be negatively impacted.

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, UNG’s over-the-counter contracts have very limited liquidity since they are negotiated agreements that are not transferable by UNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. Such market conditions or contractual limits could prevent UNG from promptly liquidating its positions in Natural Gas Interests. During the three months ended March 31, 2014, UNG did not purchase or liquidate any of its positions while daily limits were in effect; however, UNG cannot predict whether such an event may occur in the future.

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

Market Risk

Trading in Natural Gas Futures Contracts and Other Natural Gas-Related Investments, such as forwards, involves UNG entering into contractual commitments to purchase or sell natural gas at a specified date in the future. The aggregate market value of the contracts will significantly exceed UNG’s future cash requirements since UNG intends to close out its open positions prior to settlement. As a result, UNG is generally only subject to the risk of loss arising from the change in value of the contracts. UNG considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with UNG’s commitments to purchase natural gas is limited to the aggregate market value of the contracts held. However, should UNG enter into a contractual commitment to sell natural gas, it would be required to make delivery of the natural gas at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of natural gas, the market risk to UNG could be unlimited.

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

Credit Risk

When UNG enters into Natural Gas Futures Contracts and Other Natural Gas-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Natural Gas Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to UNG in such circumstances.

During the three months ended March 31, 2014, UNG entered into fully-collateralized over-the-counter transactions with one counterparty, JPMorgan Chase Bank, NA. The over-the-counter swap transaction with JPMorgan Chase Bank, NA was terminated effective April 23, 2014. Unlike most of the exchange-traded Futures Contracts, cleared swaps or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

USCF attempts to manage the credit risk of UNG by following various trading limitations and policies. In particular, UNG generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Natural Gas Futures Contracts and Other Natural Gas-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of UNG to limit its credit exposure. An FCM, when acting on behalf of UNG in accepting orders to purchase or sell Natural Gas Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to UNG, all assets of UNG relating to domestic Natural Gas Futures Contracts trading. These FCMs are not allowed to commingle UNG’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account UNG’s assets related to foreign Natural Gas Futures Contracts trading and, in some cases, to cleared swaps executed through the FCM. Similarly, under its current over-the-counter agreements, UNG requires that collateral it posts or receives be posted with its custodian and, under agreements among the custodian, UNG and its counterparties, such collateral is segregated.

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2014, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $679,749,888 with the custodian and FCM. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2014, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

European Sovereign Debt

UNG had no direct exposure to European sovereign debt as of March 31, 2014 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of UNG’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UNG’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and UNG have also entered into a licensing agreement with the NYMEX pursuant to which UNG and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. UNG also pays the fees and expenses associated with its tax accounting and reporting requirements.

In addition to USCF’s management fee, UNG pays its brokerage fees (including fees to a FCM), over-the-counter dealer spreads and up-front fees, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of UNG’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a FCM are on a contract-by-contract, or round turn, basis. UNG also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2014, UNG’s portfolio consisted of 1,837 Natural Gas Futures NG May 2014 Contracts traded on the NYMEX, 39,873 Natural Gas Futures LD1 H May 2014 Contracts traded on the ICE Futures US and total return swaps with an aggregate market value of $(753,838). For a list of UNG’s current holdings, please see UNG’s website at www.unitedstatescommodityfunds.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

At March 31, 2014, UNG maintained fully-collateralized over-the-counter swap transactions (“OTC Contracts”) with one counterparty, JPMorgan Chase Bank, NA. The over-the-counter swap transaction with JPMorgan Chase Bank, NA was terminated effective April 23, 2014. Unlike most exchange-traded futures contracts, cleared swaps or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

During the three months ended March 31, 2014, UNG employed hedging methods such as those described above to the extent it invested in fully-collateralized over-the-counter swap transactions and EFR transactions designed to track percentage changes in the price of the Benchmark Futures Contract. During the three months ended March 31, 2013, UNG was exposed to counterparty risk on its fully-collateralized over-the-counter swap transactions with one counterparty, JPMorgan Chase Bank, NA. The over-the-counter swap transaction with JPMorgan Chase Bank, NA was terminated effective April 23, 2014.

The counterparty credit ratings for the exposure on over-the-counter swap transactions to which UNG was a party that would be owed to UNG due to a default or early termination by UNG’s counterparties at March 31, 2014, December 31, 2013 and March 31, 2013 were:

	March 31, 2014
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure Net of Collateral*
A3	1	$136,450,546	$20,485,160	$2,801,205.36	$17,683,954.27

Total	1	$136,450,546	$20,485,160	$2,801,205.36	$17,683,954.27

	December 31, 2013
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa3	1	$120,932,565	$(4,196,450)	$32,265,444	$(4,196,450)

Total	1	$120,932,565	$(4,196,450)	$32,265,444	$(4,196,450)

	March 31, 2013
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa3	2	$209,656,318	$4,098,432	$6,642,358	$(2,543,926)

Total	2	$209,656,318	$4,098,432	$6,642,358	$(2,543,926)

*	The difference reflects minimum transfer amounts for collateral and potentially one day’s movement in the underlying total return, which would be collateralized the following business day.

The aggregate notional amount of UNG’s over-the-counter derivative transactions, which consisted of total return swaps, decreased to $136,450,546 at March 31, 2014, as compared to $209,656,318 at March 31, 2013. The aggregate notional amount of these derivative transactions, which is not included in the Condensed Schedule of Investments (Unaudited), is indicative of UNG’s activities in derivative transactions, but is not an indicator of the level of credit risk associated with these transactions. The aggregate notional amount of UNG’s over-the-counter swap transactions represented approximately 20.20% of UNG’s total assets as of March 31, 2014.

UNG maintains, in conjunction with its counterparties, collateral in the form of both cash and investments in Treasuries, depending on the specific arrangements with each counterparty. UNG is required to post an independent amount based on a percentage of the initial notional amount of each position at the inception of each over-the-counter contract. In addition, between reset periods, UNG posts collateral for the benefit of its counterparties that approximately corresponds to any unrealized loss that would be realized by UNG if the over-the-counter contract were closed on any given valuation date. Likewise, UNG’s counterparties post collateral for UNG’s benefit that approximately corresponds to any unrealized gain that would be realized by UNG if the over-the-counter contract were to be closed on any given valuation date. At each reset date, UNG will make or receive settlement payments to or from its counterparties, and collateral posted by or for UNG will be returned to the appropriate party to offset the settlement payment made. Collateral is held by an independent third party and governed by tri-party agreements between UNG, its custodian, BBH&Co, and each counterparty.

At March 31, 2014, UNG’s counterparties posted $2,801,205 in cash and $0 in securities as collateral with UNG’s custodian, as compared with $6,460,229 in cash and $182,127 in securities at March 31, 2013. Under these over-the-counter swap agreements, UNG posted collateral with respect to its obligations of $69,164,060 in cash and $0 in securities, such as Treasuries, at March 31, 2014, as compared with $16,704,415 in cash and $17,924,787 in securities at March 31, 2013.

UNG anticipates that the use of Other Natural Gas-Related Investments together with its investments in Natural Gas Futures Contracts will produce price and total return results that closely track the investment goals of UNG. However, there can be no assurance of this. OTC Contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Natural Gas Futures Contracts, which may impact UNG’s ability to successfully track the Benchmark Futures Contract.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

UNG maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in UNG’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

There have been no material changes to the risk factors previously disclosed in UNG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 28, 2014, except for the addition of the risk factor set forth below.

Limited partners may have limited liability in certain circumstances, including potentially having liability for the return of wrongful distributions.

Under Delaware law, a limited partner might be held liable for UNG’s obligations as if it were a general partner if the limited partner participates in the control of the partnership’s business and the persons who transact business with the partnership think the limited partner is the general partner. A limited partner will not be liable for assessments in addition to its initial capital investment in any of UNG’s shares. However, a limited partner may be required to repay to UNG any amounts wrongfully returned or distributed to it under some circumstances. Under Delaware law, UNG may not make a distribution to limited partners if the distribution causes UNG’s liabilities (other than liabilities to partners on account of their partnership interests and nonrecourse liabilities) to exceed the fair value of UNG’s assets. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated the law will be liable to the limited partnership for the amount of the distribution for three years from the date of the distribution.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month UNG publishes an account statement for its shareholders, which includes a Statement of Income (Loss) and a Statement of Changes in Net Asset Value. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on UNG’s website at www.unitedstatescommodityfunds.com.

Item 6.	Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document.
101.SCH(2)	XBRL Taxonomy Extension Schema.
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.
(2)	In accordance with Rule 402 of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: May 12, 2014

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 12, 2014

