Form 10-Q
period 2014-09-30
United States Natural Gas Fund, LP
filed 2014-11-10
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

UNITED STATES NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At September 30, 2014 (Unaudited) and December 31, 2013

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 5)	$654,210,103	$792,445,608
Equity in trading accounts:
Cash and cash equivalents	64,810,509	24,147,579
Unrealized gain (loss) on open commodity futures contracts	19,351,110	(14,033,910)
Unrealized loss on open swap contracts	-	(6,654,820)
Receivable for shares sold	-	159,392,268
Dividends receivable	7,407	8,580
Directors' fees receivable	939	-
Other assets	764,517	19,044

Total assets	$739,144,585	$955,324,349

Liabilities and Partners' Capital
Payable for shares redeemed	$31,064,894	$14,887,362
Professional fees payable	1,154,378	1,454,406
General Partner management fees payable (Note 3)	354,115	473,547
Brokerage commissions payable	72,750	81,750
Other liabilities	27,284	45,120

Total liabilities	32,673,421	16,942,185

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	706,471,164	938,382,164
Total Partners' Capital	706,471,164	938,382,164

Total liabilities and partners' capital	$739,144,585	$955,324,349

Limited Partners' shares outstanding	31,966,476	45,566,476
Net asset value per share	$22.10	$20.59
Market value per share	$22.11	$20.69

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2014

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts – Long
United States Contracts
ICE Natural Gas Futures LD1 H November 2014 contracts, expiring October 2014	31,872	$8,590,520	1.22
NYMEX Natural Gas Futures NG November 2014 contracts, expiring October 2014	9,175	10,760,590	1.52
Total Open Futures Contracts*	41,047	$19,351,110	2.74

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.04%, 10/30/2014	$200,000,000	$199,993,555	28.30
0.05%, 12/26/2014	50,000,000	49,994,625	7.08
0.05%, 2/26/2015	50,000,000	49,990,750	7.08
Total Treasury Obligations		299,978,930	42.46

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	8,087	8,087	0.00	**
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	200,495,952	200,495,952	28.38
Wells Fargo Advantage Government Money Market Fund - Class I	70,001,712	70,001,712	9.91
Total Money Market Funds		270,505,751	38.29
Total Cash Equivalents		$570,484,681	80.75

* Collateral amounted to $64,810,509 on open future contracts.

** Represents less than 0.005%.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2014 and 2013

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(120,447,892)	$(7,662,805)	$40,248,943	$69,898,707
Realized gain (loss) on closed swap contracts	-	(14,494,336)	25,690,444	(6,290,828)
Change in unrealized gain (loss) on open futures contracts	55,629,167	(2,591,930)	33,385,020	(32,409,377)
Change in unrealized gain on open swap contracts	-	11,245,517	6,654,820	3,864,997
Dividend income	21,981	28,790	66,823	100,407
Interest income	38,039	40,717	142,476	141,104
Other income	41,000	51,000	168,000	173,000

Total income (loss)	(64,717,705)	(13,383,047)	106,356,526	35,478,010

Expenses
General Partner management fees (Note 3)	1,040,973	1,392,568	3,273,416	4,317,497
Professional fees	399,377	415,870	1,230,020	1,313,124
Brokerage commissions	462,183	615,823	1,485,185	1,814,781
Other expenses	146,890	86,424	392,301	255,998

Total expenses	2,049,423	2,510,685	6,380,922	7,701,400

Net income (loss)	$(66,767,128)	$(15,893,732)	$99,975,604	$27,776,610
Net income (loss) per limited partnership share	$(2.48)	$(0.59)	$1.51	$(0.57)
Net income (loss) per weighted average limited partnership share	$(2.10)	$(0.32)	$3.22	$0.57
Weighted average limited partnership shares outstanding	31,767,563	49,127,346	31,086,989	48,795,780

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the nine months ended September 30, 2014

	General Partner	Limited Partners	Total

Balances, at December 31, 2013	$-	$938,382,164	$938,382,164
Addition of 86,500,000 partnership shares	-	2,082,263,899	2,082,263,899
Redemption of 100,100,000 partnership shares	-	(2,414,150,503)	(2,414,150,503)
Net income	-	99,975,604	99,975,604

Balances, at September 30, 2014	$-	$706,471,164	$706,471,164

Net Asset Value Per Share:
At December 31, 2013			$20.59
At September 30, 2014			$22.10

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2014 and 2013

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities:
Net income	$99,975,604	$27,776,610
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(40,662,930)	14,621,459
Unrealized (gain) loss on open futures contracts	(33,385,020)	32,409,377
Unrealized gain on open swap contracts	(6,654,820)	(3,864,997)
Decrease in dividends receivable	1,173	7,052
Increase in directors' fees receivable	(939)	-
Increase in other assets	(745,473)	(25,060)
Decrease in professional fees payable	(300,028)	(501,890)
Decrease in General Partner management fees payable	(119,432)	(122,681)
Decrease in brokerage commissions payable	(9,000)	(40,500)
Decrease in other liabilities	(17,836)	(11,971)
Net cash provided by operating activities	18,081,299	70,247,399

Cash Flows from Financing Activities:
Addition of partnership shares	2,241,656,167	1,708,914,582
Redemption of partnership shares	(2,397,972,971)	(2,032,426,291)
Net cash used in financing activities	(156,316,804)	(323,511,709)

Net Decrease in Cash and Cash Equivalents	(138,235,505)	(253,264,310)

Cash and Cash Equivalents, beginning of period	792,445,608	1,100,510,722
Cash and Cash Equivalents, end of period	$654,210,103	$847,246,412

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2014 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“UNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. UNG is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UNG’s shares traded on the American Stock Exchange (the “AMEX”). UNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fourth Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UNG is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana as measured by the daily changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”), that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UNG’s expenses. It is not the intent of UNG to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNG to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UNG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). The net assets of UNG consist primarily of investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments including those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q. USCF is authorized by UNG in its sole judgment to employ, establish the terms of employment for and terminate commodity trading advisors of futures commission merchants. As of September 30, 2014, UNG held 9,175 NG Futures November 2014 Contracts traded on the NYMEX and 31,872 LD1 H Futures November 2014 Contracts traded on the ICE Futures US.

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

In April 2007, UNG initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG”. On that day, UNG established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,001,000. UNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As a result of the acquisition of the AMEX by NYSE Euronext, UNG commenced trading on the NYSE Arca on November 25, 2008. As of September 30, 2014, UNG had registered a total of 1,680,000,000 shares.

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

In accordance with GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2010. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2014.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2014.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2014, UNG incurred $163,036 in registration fees and other offering expenses. For the nine months ended September 30, 2013, UNG did not incur registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNG and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2014 and 2013, UNG incurred $81,836 and $108,358, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs are estimated to be $1,400,000 for the year ending December 31, 2014.

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

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Total commissions accrued to brokers	$1,485,185	$1,814,781
Commissions accrued as a result of rebalancing	$1,199,662	$1,540,235
Percentage of commissions accrued as a result of rebalancing	80.78%	84.87%
Commissions accrued as a result of creation and redemption activity	$285,523	$274,546
Percentage of commissions accrued as a result of creation and redemption activity	19.22%	15.13%

The decrease in the total commissions accrued to brokers for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was a result of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of UNG’s reduced net assets during the nine months ended September 30, 2014. As an annualized percentage of average daily total net assets, the figure for the nine months ended September 30, 2014, represents approximately 0.27% of average daily total net assets. By comparison, the figure for the nine months ended September 30, 2013, represented approximately 0.25% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of UNG’s investment contracts were exchange-traded futures contracts or fully-collateralized over-the-counter swaps through September 30, 2014. UNG held no over-the-counter swaps effective April 23, 2014. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

At September 30, 2014, UNG did not hold any over-the-counter swap agreements, as compared to September 30, 2013 when UNG held one over-the-counter swap agreement whereby UNG’s counterparty posted $0 in cash and $ 1,214,685 in securities.

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

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2014 and December 31, 2013, UNG held investments in money market funds in the amounts of $270,505,751 and $392,614,029, respectively. UNG also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2014 and December 31, 2013, UNG held cash deposits and investments in Treasuries in the amounts of $448,514,861 and $423,979,158, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should UNG’s custodian and/or futures commission merchant cease operations.

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

UNG’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, UNG has a policy of requiring review of the credit standing of each counterparty with which it conducts business.

The financial instruments held by UNG are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the nine months ended September 30, 2014 and 2013 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2014 (Unaudited)	For the nine months ended September 30, 2013 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$20.59	$18.87
Total income (loss)	1.72	(0.41)
Total expenses	(0.21)	(0.16)
Net increase (decrease) in net asset value	1.51	(0.57)
Net asset value, end of period	$22.10	$18.30

Total Return	7.33%	(3.02)%

Ratios to Average Net Assets
Total income	14.58%	3.67%
Expenses excluding management fees*	0.57%	0.47%
Management fees*	0.60%	0.60%
Net income	13.71%	2.88%

*	Annualized.

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

The following table summarizes the valuation of UNG’s securities at September 30, 2014 using the fair value hierarchy:

At September 30, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$570,484,681	$570,484,681	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	19,351,110	19,351,110	—	—

During the nine months ended September 30, 2014, there were no transfers between Level I and Level II.

Following is a reconciliation of assets in which significant unobservable inputs (Level III) were used in determining fair value as of September 30, 2014:

Total Return Swap Contracts
Beginning balance as of 12/31/13	$(6,654,820)
Realized gain (loss)*	—
Change in unrealized gain	6,654,820
Ending balance as of 09/30/14	$—

*	The realized gain (loss) incurred during the nine months ended September 30, 2014 for total return swaps was $25,690,444.

The following table summarizes the valuation of UNG’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$742,544,890	$742,544,890	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(14,033,910)	(14,033,910)	—	—
Over-the-Counter Total Return Swap Contracts	(6,654,820)	—	—	(6,654,820)

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2014	Fair Value At December 31, 2013
Futures - Commodity Contracts	Assets	$19,351,110	$(14,033,910)
Swaps - Commodity Contracts	Assets	—	(6,654,820)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2014		For the nine months ended September 30, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain on closed futures positions	$40,248,943		$69,898,707

	Change in unrealized gain or (loss) on open futures positions		$33,385,020		$(32,409,377)

Swaps - Commodity Contracts	Realized gain or (loss) on closed swap contracts	25,690,444		(6,290,828)

	Change in unrealized gain on open swap contracts		6,654,820		3,864,997

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

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If UNG and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net position back to the accountability level. As of September 30, 2014, UNG held 9,175 NYMEX Natural Gas Futures NG contracts and 31,872 Natural Gas Futures LD1 H Contracts traded on the ICE Futures US. UNG exceeded accountability levels of the NYMEX during the nine months ended September 30, 2014, when it held a maximum of 9,175 Natural Gas Futures NG contracts. No action was taken by the NYMEX and UNG did not reduce the number of Natural Gas Futures Contracts held as a result. UNG exceeded accountability levels of ICE Futures during the nine months ended September 30, 2014, when it held a maximum of 31,872 Natural Gas Futures LD1 H Contracts, exceeding the “any” month limit. No action was taken by ICE Futures and UNG did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the nine months ended September 30, 2014, UNG did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Proposed Money Market Reform

On July 23, 2014, the SEC adopted to reform money market funds such that institutional prime money market funds will float their net asset value as well as impose rules such that all money market funds’ boards of directors will be required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates. Money market funds have two years from the date of adoption to implement the reform. UNG currently invests in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Futures Contracts. It is unclear at this time what the impact of money market reform would have on UNG’s ability to hedge risk, however, the imposition of a floating net asset value could cause UNG to limit remaining assets solely to Treasuries and cash.

As regulatory requirements are constantly evolving, it is difficult to predict the effect any regulatory changes may have on UNG.

Price Movements

Natural gas futures prices were volatile during the nine months ended September 30, 2014. The price of the Benchmark Futures Contract started the period at $4.230 per million British thermal shares (“MMBtu”). The low of the period was on July 28, 2014, when the price dropped to $3.765 per MMBtu. The high of the period was January 29, 2014, when the price reached $5.465 per MMBtu. The period ended with the Benchmark Futures Contract at $4.121 per MMBtu, a decrease of approximately 2.58% over the period. UNG’s per share NAV began the period at $20.59 and ended the period at $22.10 on September 30, 2014, an increase of approximately 7.33% over the period. UNG’s per share NAV reached its high for the period on February 21, 2014 at $27.75 and reached its low for the period January 9, 2014 at $19.49. The Benchmark Futures Contract prices listed above began with the February 2014 contracts and ended with the November 2014 Contracts. The decrease of approximately 2.58% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG’s Benchmark.”

During the nine months ended September 30, 2014, the natural gas futures market exhibited periods of both contango and backwardation. During periods of contango, the price of the near month natural gas Futures Contract was typically lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month natural gas Futures Contract was typically higher than the price of the next month natural gas Futures Contract, or contracts further away from expiration. For a discussion of the impact of contango and backwardation on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UNG has registered five subsequent offerings of its shares: 50,000,000 shares which were registered with the SEC on November 21, 2007, 100,000,000 shares which were registered with the SEC on August 28, 2008, 300,000,000 shares which were registered with the SEC on May 6, 2009, 1,000,000,000 shares were registered with the SEC on August 12, 2009 and 200,000,000 shares were registered on March 12, 2014. Shares offered by UNG in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. On March 8, 2011, after the close of trading on the NYSE Arca, UNG effected a 2-for-1 reverse share split and post-split shares of UNG began trading on March 9, 2011. As a result of the reverse share split, every two pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 447,200,000 shares of UNG issued and outstanding, representing a per share NAV of $5.16. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 223,600,000, not accounting for fractional shares, and the per share NAV increased to $10.31. On February 21, 2012, after the close of trading on the NYSE Arca, UNG effected a 4-for-1 reverse share split and post-split shares of UNG began trading on February 22, 2012. As a result of the reverse share split, every four pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 174,297,828 shares of UNG issued and outstanding, representing a per share NAV of $5.51. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 43,574,457, not accounting for fractional shares, and the per share NAV increased to $22.04. As of September 30, 2014, UNG had issued 1,428,800,000 shares, 31,966,476 of which were outstanding. As of September 30, 2014, there were 251,200,000 shares registered but not yet issued.

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

Over the past several years, redemptions for shares in UNG have typically exceeded demand for the creation of new shares. The number of shares outstanding has trended down as a result. Over the last three years, USCF has observed that the realized price volatility in UNG’s NAV, which reflects volatility in the prices of the underlying benchmark futures contract, has trended down from prior elevated levels reached in 2009. USCF believes that the decline in current and expected volatility reduces market participants’ perception of potential future price movements. Conversely, when natural gas price movements are more volatile, market participants anticipate potential opportunities for greater future returns which may result in greater demand for the creation of new shares. USCF further believes that, in the absence of sudden and/or significant price movements, some market participants tend to change their views slowly and with a somewhat backward- rather than forward-looking bias. Although natural gas prices have exhibited an upward trend in recent years, past declines in natural gas prices may still be impacting investors’ decisions, which may explain why UNG’s shares outstanding have trended down despite recent positive performance in UNG’s NAV.

As of September 30, 2014, UNG had the following authorized purchasers: ABN Amro (formerly) Fortis Clearing Americas LLC, Banc of America Securities LLC, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., FIMAT USA LLC, Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC, Virtu Financial Capital Markets formerly EWT, LLC. (9-1-2011) and Virtu Financial DB LLC.

For the Nine Months ended September 30, 2014 Compared to the Nine Months ended September 30, 2013

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Per share net asset value, end of period	$22.10	$18.30
Average daily total net assets	$729,428,829	$965,832,277
Cash deposits and investments in Treasuries and money market funds	$719,020,612	$977,428,452
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$209,299	$241,511
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	90.99%	86.68%
Percentage of cash assets held as investments in Treasuries and margin deposits for Natural Gas Futures Contracts	9.01%	13.32%
Annualized yield based on average daily total net assets	0.04%	0.03%
Total unrealized gain (loss) on Natural Gas Futures Contracts	$19,351,110	$46,612,102
Management fee	$3,273,416	$4,317,497
Total fees and other expenses excluding management fees	$3,107,506	$3,383,903
Fees and expenses related to the registration or offering of additional shares	$163,036	$—
Total commissions accrued to brokers	$1,485,185	$1,814,781
Total commissions as annualized percentage of average total net assets	0.27%	0.25%
Commissions accrued as a result of rebalancing	$1,199,662	$1,540,235
Percentage of commissions accrued as a result of rebalancing	80.78%	84.87%
Commissions accrued as a result of creation and redemption activity	$285,523	$274,546
Percentage of commissions accrued as a result of creation and redemption activity	19.22%	15.13%

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

The increase in the per share NAV for September 30, 2014, compared to September 30, 2013, was primarily due to the increase in value of the Futures Contracts, cleared swap contracts and over-the-counter swap contracts in which UNG invested. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for September 30, 2014, compared to September 30, 2013, was the result of UNG’s smaller size as measured by total net assets.

Average interest rates earned on short-term investments held by UNG, including cash equivalents and Treasuries, were similar during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. As a result, the amount of income earned by UNG as a percentage of average total net assets was similar during the nine months ended September 30, 2014.

The decrease in total fees and expenses excluding management fees for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was due to UNG’s smaller size. The decrease in the total commissions accrued to brokers by UNG for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was a result of decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded.

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

	For the three months ended September 30, 2014	For the three months ended September 30, 2013
Average daily total net assets	$688,324,650	$920,810,230
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$60,020	$69,507
Annualized yield based on average daily total net assets	0.03%	0.04%
Management fee	$1,040,973	$1,392,568
Total fees and other expenses excluding management fees	$1,008,450	$1,118,117
Fees and expenses related to the registration or offering of additional shares	$74,830	$—
Total commissions accrued to brokers	$462,183	$615,823
Total commissions as annualized percentage of average total net assets	0.27%	0.27%
Commissions accrued as a result of rebalancing	$411,603	$531,193
Percentage of commissions accrued as a result of rebalancing	89.06%	86.26%
Commissions accrued as a result of creation and redemption activity	$50,580	$84,630
Percentage of commissions accrued as a result of creation and redemption activity	10.94%	13.74%

Average interest rates earned on short-term investments held by UNG, including cash equivalents and Treasuries, were similar during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. As a result, the amount of income earned by UNG as a percentage of average total net assets was similar during the three months ended September 30, 2014.

The decrease in total fees and expenses excluding management fees for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was due to UNG’s smaller size. The decrease in the total commissions accrued to brokers for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was a result of increased brokerage fees due to a lower number of futures contracts being held and traded.

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

For the 30-valuation days ended September 30, 2014, the simple average daily change in the Benchmark Futures Contract was 0.21%, while the simple average daily change in the per share NAV of UNG over the same time period was 0.205%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.59)%, meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to September 30, 2014, the simple average daily change in the Benchmark Futures Contract was (0.11)%, while the simple average daily change in the per share NAV of UNG over the same time period was (0.11)%. The average daily difference was (0.020)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was 4.51% meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended September 30, 2014. The second graph measures monthly changes since September 30, 2009 through September 30, 2014.

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

For the nine months ended September 30, 2014, the actual total return of UNG as measured by changes in its per share NAV was 7.33%.This is based on an initial per share NAV of $20.59 as of December 31, 2013 and an ending per share NAV as of September 30, 2014 of $22.10. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $22.35 as of September 30, 2014, for a total return over the relevant time period of 8.55%. The difference between the actual per share NAV total return of UNG of 7.33% and the expected total return based on the Benchmark Futures Contract of 8.55% was an error over the time period of (1.21)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the nine months ended September 30, 2013, the actual total return of UNG as measured by changes in its per share NAV was (3.02)%. This was based on an initial per share NAV of $ 18.87 as of December 31, 2012 and an ending per share NAV as of September 30, 2013 of $ 18.30. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $ 18.45 as of September 30, 2013, for a total return over the relevant time period of (2.23)%. The difference between the actual per share NAV total return of UNG of (3.02)% and the expected total return based on the Benchmark Futures Contract of (2.23)% was an error over the time period of (0.79)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. UNG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UNG’s ability to accurately track its Benchmark Futures Contract.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2014, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract over time.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2014. Interest payments, and any other income, were retained within the portfolio and added to UNG’s NAV. When this income exceeds the level of UNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UNG will continue to be higher than interest earned by UNG. As such, USCF anticipates that UNG will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine month period ended September 30, 2014, UNG held Other Natural Gas-Related Investments. UNG also held investments in natural gas futures contracts traded on the ICE Futures US whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized over-the-counter swaps designed to track the settlement price of the Benchmark Futures Contract. During the nine month period ended September 30, 2014, UNG had invested in Other Natural Gas-Related Investments, such as over-the-counter swaps, which has increased transaction-related expenses and may result in increased tracking error. Over-the-counter swaps increase transaction-related expenses due to the fact that UNG must pay to the swap counterparty certain fees that UNG does not have to pay for transactions executed on an exchange. UNG terminated its last outstanding over-the-counter swap effective April 23, 2014. Finally, due to potential regulatory limitations, UNG may determine to hold greater amounts of cash and cash equivalents and lesser amounts of Natural Gas Interests, if it determines that will most appropriately satisfy UNG’s investment objective. Holding more cash and cash equivalents and less Natural Gas Interests for some period of time may result in increased tracking error. There are additional Other Natural Gas-Related Investments that UNG is permitted to invest in whose price movements may not track the settlement price of the Benchmark Futures Contract.

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

Near Month Price (NG1) vs. Average Price of the Near 12 Months (12 M Strip)
(10 years ending 9/30/14)*
$18.00
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
9/30/2004
9/30/2005
9/30/2006
9/30/2007
9/30/2008
9/30/2009
9/30/2010
9/30/2011
9/30/2012
9/30/2013
9/30/2014
NG1
12M Strip Price

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month Natural Gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between September 30, 2004 and September 30, 2014. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12 month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12 month contracts whose delivery falls during the winter season.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Natural Gas Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of UNG is not to have the market price of its shares match, dollar for dollar, changes in the spot price of natural gas, both mild contango and strong backwardation impacted the total return on an investment in UNG shares during the nine months ended September 30, 2014 relative to a hypothetical direct investment in natural gas. For example, an investment in UNG shares made on December 31, 2013 and held to September 30, 2014 increased, based upon the changes in the per share NAV for UNG shares on those days, by approximately 7.33%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 2.58% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2012 to September 30, 2013, contango impacted the total return on an investment in UNG shares relative to a hypothetical direct investment in natural gas. For example, an investment in UNG shares made on December 31, 2012 and held to September 30, 2013 decreased, based upon the changes in the per share NAV for UNG shares on those days, by approximately 3.02%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 6.24% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the nine months ended September 30, 2014, natural gas prices in the United States were volatile and finished the period lower than the beginning of the year. Prices were impacted by several factors. Extreme cold weather in some parts of the country during the winter months increased demand for natural gas, leading to a decline in the amount of natural gas in storage to the lowest level in eleven years. Storage levels began to rise in April and continued to rise through September, but remained below prior year and five-year average levels. As of September 30, 2014, the amount of natural gas in storage had reached 3,100 billion cubic feet, which was approximately 14% below the five-year average and 11% below 2013 levels.

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

For the ten-year time period between September 30, 2004 and September 30, 2014, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

Correlation Matrix September 30, 2004-2014*	Large Cap U.S. Equities (S&P 500)	U.S. Gov't Bonds (EFFAS U.S .Gov’t Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.299)	0.960	0.445	(0.390)	0.302	(0.083)
U.S. Gov’t Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	(0.282)	(0.325)	(0.241)	(0.266)	(0.002)
Global Equities (FTSE World Index)			1.000	0.517	0.466	0.349	0.126
Crude Oil				1.000	0.851	0.729	0.289
Diesel-Heating Oil					1.000	0.769	0.369
Unleaded Gasoline						1.000	0.226
Natural Gas							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended September 30, 2014, the movement of natural gas remained neither strongly correlated nor inversely correlated with large cap U.S. equities, U.S. government bonds, global equities, crude oil, and unleaded gasoline. However, movements in natural gas were negatively correlated to movements in diesel-heating oil.

Correlation Matrix 12 months ended September 30, 2014*	Large Cap U.S. Equities (S&P 500)	U.S. Gov't Bonds (EFFAS U.S .Govt Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.148)	0.962	0.313	(0.127)	0.675	(0.158)
U.S. Gov’t Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	(0.113)	(0.098)	0.359	(0.269)	0.280
Global Equities (FTSE World Index)			1.000	0.402	(0.107)	0.751	(0.247)
Crude Oil				1.000	0.087	0.645	0.013
Diesel-Heating Oil					1.000	(0.010)	(0.661)
Unleaded Gasoline						1.000	0.021
Natural Gas							1.000

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

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on investments in Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNG’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the nine months ended September 30, 2014, UNG’s expenses exceeded the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2014, UNG used other assets to pay expenses, which could cause a decrease in UNG’s NAV over time. To the extent expenses exceed income, UNG’s NAV will be negatively impacted.

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, UNG’s over-the-counter contracts have very limited liquidity since they are negotiated agreements that are not transferable by UNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. Such market conditions or contractual limits could prevent UNG from promptly liquidating its positions in Natural Gas Interests. During the nine months ended September 30, 2014, UNG did not purchase or liquidate any of its positions while daily limits were in effect; however, UNG cannot predict whether such an event may occur in the future.

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

During the nine months ended September 30, 2014, UNG entered into fully-collateralized over-the-counter transactions with one counterparty, JPMorgan Chase Bank, NA. The over-the-counter swap transaction with JPMorgan Chase Bank, NA was terminated effective April 23, 2014. Unlike most of the exchange-traded Futures Contracts, cleared swaps or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

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

As of September 30, 2014, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $719,020,612 with the custodian and FCM. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of September 30, 2014, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

European Sovereign Debt

UNG had no direct exposure to European sovereign debt as of September 30, 2014 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of September 30, 2014, UNG’s portfolio consisted of 9,175 Natural Gas Futures NG November 2014 Contracts traded on the NYMEX and 31,872 Natural Gas Futures LD1 H November 2014 Contracts traded on the ICE Futures. For a list of UNG’s current holdings, please see UNG’s website at www.unitedstatescommodityfunds.com.

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

During the nine months ended September 30, 2014, UNG employed hedging methods such as those described above to the extent it invested in fully-collateralized over-the-counter swap transactions and EFRP transactions designed to track percentage changes in the price of the Benchmark Futures Contract. During the nine months ended September 30, 2013, UNG was exposed to counterparty risk on its fully-collateralized over-the-counter swap transactions with two counterparties, JPMorgan Chase Bank, NA and Deutsche Bank AG. The over-the-counter swap transaction with JPMorgan Chase Bank, NA was terminated effective April 23, 2014. The over-the-counter swap transaction with Deutsche Bank AG was terminated effective August 30, 2013.

The counterparty credit ratings for the exposure on over-the-counter swap transactions to which UNG was a party that would be owed to UNG due to a default or early termination by UNG’s counterparties at September 30, 2014, December 31, 2013 and September 30, 2013 were:

September 30, 2014
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

At September 30, 2014, UNG did not engage in any over-the-counter derivative transactions as compared to September 30, 2013 where the aggregate notional amount of UNG’s over-the-counter derivative transactions, which consisted of total return swaps, was $100,892,244. The aggregate notional amount of these derivative transactions, which is not included in the Condensed Schedule of Investments (Unaudited), is indicative of UNG’s activities in derivative transactions, but is not an indicator of the level of credit risk associated with these transactions.

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

At September 30, 2014, UNG did not hold any over-the-counter swap agreements, as compared to September 30, 2013 when UNG held one over-the-counter swap agreement whereby UNG’s counterparty posted $0 in cash and $1,214,685 in securities.

During the period from April 23, 2014 to the period ended September 30, 2014, UNG limited its over-the-counter activities to EFRP transactions. The over-the-counter swap transactions with JPMorgan Chase Bank, NA and Deutsche Bank AG were terminated effective April 23, 2014 and August 30, 2013, respectively.

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

There have been no material changes to the risk factors previously disclosed in UNG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 28, 2014, and UNG’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed on August 11, 2014, except for a replacement of an existing risk factor with the replacement of the first risk factor set forth below and the addition of the second risk factor set forth below.

USCF is leanly staffed and relies heavily on key personnel to manage UNG and other funds.

USCF was formed to be the sponsor and manager of investment vehicles such as UNG and has been managing such investment vehicles since April 2006. In managing and directing the day-to-day activities and affairs of UNG, USCF relies heavily on Messrs. Howard Mah and John Hyland. On October 13, 2014, Mr. Hyland tendered his resignation to USCF effective May 1, 2015. In order to ensure an orderly transition, Mr. Hyland will remain as the Chief Investment Officer of USCF until May 1, 2015. The management of USCF intends to find a replacement for Mr. Hyland prior to his departure. However, if a suitable replacement for Mr. Hyland is not found prior to Mr. Hyland’s departure, or if Mr. Mah were to leave or be unable to carry out his present responsibilities and a suitable replacement were not found for Mr. Mah, the departure of either or both individuals may have a material adverse effect on the management, operations and/or financial results of UNG.

The Fifth Amended and Restated Limited Liability Company Agreement of USCF (the “LLC Agreement”) provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is a closely-held private company where the majority of shares has historically been voted by one person.

USCF’s Board of Directors currently consists of three Management Directors, each of whom are shareholders of USCF’s parent, Wainwright Holdings, Inc. (“Wainwright”), and three Non-Management Directors, each of whom are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright, which is the sole member of USCF. Wainwright is a privately held company in which the majority of shares are held by or on behalf of Nicholas D. Gerber and his immediate family members (the “Gerber Family”). Historically, shares of Wainwright have been voted by, and on behalf of, the Gerber Family by Nicholas D. Gerber, and it is anticipated that such trend will continue in the future. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and UNG, including their regulatory obligations.

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

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.

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

Date: November 10, 2014

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 10, 2014

