Form 10-K
period 2014-12-31
United States Natural Gas Fund, LP
filed 2015-03-02
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2014 was: $707,655,310.

The registrant had 47,466,476 outstanding shares as of February 27, 2015.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership or control of a majority of Wainwright’s shares. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. USCF Advisers LLC serves as the investment adviser for the Stock Split Index Fund, as series of the USCF ETF Trust. USCF ETF Trust is registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust consists of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a Swaps Firm on August 8, 2013.

USCF also serves as general partner or sponsor of the United States Oil Fund, LP (“USO”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”), the United States Diesel-Heating Oil Fund, LP (“UHN”), the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”), the United States Brent Oil Fund, LP (“BNO”), the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”). USO, USL, UGA, UHN, DNO, UNL, BNO, USCI, CPER, USAG and USMI are actively operating funds and all are listed on the NYSE Arca. On January 30, 2015, USCF as the sponsor of United States Commodity Index Funds Trust (the “Trust”) and its series USMI announced that its officers and members had authorized a plan to (i) liquidate USMI, (ii) terminate the continuous offering of USMI, and (iii) deregister USMI under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and therefore, terminate the Trust’s obligation to include USMI on its periodic and current reports with the Securities and Exchange Commission (“SEC”). USCF has submitted written notice to the NYSE Arca of its decision to liquidate USMI, terminate the offering and to terminate USMI’s obligations under the Exchange Act.

USCF intends to file a post-effective amendment on behalf of the Trust and USMI to terminate the offering of the registered and unsold shares of USMI. The NYSE Arca will file a Form 25 with the SEC to affect the withdrawal of the listing of USMI from the NYSE Arca. Delisting from the NYSE Arca will become effective 10 days after the filing date of the Form 25. Provided that USMI continues to meet the applicable legal requirements, USCF intends to file a Form 15 on behalf of the Trust and USMI with the SEC in early April 2015 to suspend the Trust’s duty to include USMI on its reports under Sections 13(a) and 15(d) of the Exchange Act. USMI expects the termination of registration will become effective 90 days after the date of the filing of the Form 15 with the SEC.

All funds listed previously are referred to collectively herein as the “Related Public Funds.” The Related Public Funds are subject to reporting requirements under the Exchange Act. For more information about each of the Related Public Funds, investors in UNG may call 1.800.920.0259 or visit www.unitedstatescommodityfunds.com or the SEC’s website at www.sec.gov.

USCF is required to evaluate the credit risk of UNG to the futures commission merchant (“FCM”), oversee the purchase and sale of UNG’s shares by certain authorized purchasers (“Authorized Participants”), review daily positions and margin requirements of UNG and manage UNG’s investments. USCF also pays the fees of ALPS Distributors, Inc., which serves as the marketing agent for UNG (the “Marketing Agent”), and Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for UNG.

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

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of three management directors (the “Management Directors”), some of whom are also its executive officers, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002. The Management Directors have the authority to manage USCF pursuant to the terms of the Fifth Amended and Restated Limited Liability Agreement of USCF, dated as of July 22, 2011 (as amended from time to time, the “LLC Agreement”). Through its Management Directors, USCF manages the day-to-day operations of UNG. The Board has an audit committee which is made up of the three independent directors (Gordon L. Ellis, Malcolm R. Fobes III and Peter M. Robinson). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

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

USCF employs a “neutral” investment strategy in order to track changes in the price of the Benchmark Futures Contract regardless of whether the price goes up or goes down. UNG’s “neutral” investment strategy is designed to permit investors generally to purchase and sell UNG’s shares for the purpose of investing indirectly in natural gas in a cost-effective manner, and/or to permit participants in the natural gas or other industries to hedge the risk of losses in their natural gas-related transactions. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in natural gas and/or the risks involved in hedging may exist. In addition, an investment in UNG involves the risk that the daily changes in the price of UNG’s shares, in percentage terms, will not accurately track the daily changes in the Benchmark Futures Contract, in percentage terms, and that daily changes in the Benchmark Futures Contract, in percentage terms, will not closely correlate with daily changes in the spot prices of natural gas, in percentage terms.

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

The shares issued by UNG may only be purchased by Authorized Participants and only in blocks of 100,000 shares called Creation Baskets. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of the shares in the Creation Basket. Similarly, only Authorized Participants may redeem shares and only in blocks of 100,000 shares called Redemption Baskets. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of shares in the Redemption Basket. The purchase price for Creation Baskets, and the redemption price for Redemption Baskets are the actual NAV calculated at the end of the business day when a request for a purchase or redemption is received by UNG. The NYSE Arca publishes an approximate per share NAV intra-day based on the prior day’s per share NAV and the current price of the Benchmark Futures Contract, but the price of Creation Baskets and Redemption Baskets is determined based on the actual per share NAV calculated at the end of the day.

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

By remaining invested as fully as possible in Futures Contracts or Other Natural Gas-Related Investments, USCF believes that the daily changes in percentage terms in UNG’s per share NAV will continue to closely track the daily changes in percentage terms in the price of the Benchmark Futures Contract. USCF believes that certain arbitrage opportunities result in the price of the shares traded on the NYSE Arca closely tracking the per share NAV of UNG. Additionally, Futures Contracts traded on the NYMEX have closely tracked the spot price of natural gas. Based on these expected interrelationships, USCF believes that the changes in the price of UNG’s shares traded on the NYSE Arca have closely tracked and will continue to closely track on a daily basis the changes in the spot price of natural gas, on a percentage basis. For performance data relating to UNG’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Tracking UNG’s Benchmark” in this annual report on Form 10-K.

USCF endeavors to place UNG’s trades in Futures Contracts and Other Natural Gas-Related Investments and otherwise manage UNG’s investments so that “A” will be within plus/minus ten percent (10%) of “B,” where:

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

The specific Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of UNG’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the natural gas market, position limits or other regulatory requirements limiting UNG’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges or invest in Other Natural Gas-Related Investments. To the extent that UNG invests in Other Natural Gas-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market (or commonly referred to as the “OTC market”). If UNG is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Natural Gas-Related Investments, a substantial portion of UNG’s assets could be invested in accordance with such priority in Other Natural Gas-Related Investments that are intended to replicate the return on the Benchmark Futures Contract. As UNG’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Natural Gas-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments include those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on UNG’s ability to invest in over-the-counter transactions and cleared swaps.

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

Light, Sweet Crude Oil. Light, sweet crudes are preferred by refiners because of their low sulfur content and relatively high yields of high-value products such as gasoline, diesel fuel, diesel-heating oil, and jet fuel. The price of light, sweet crude oil has historically exhibited periods of significant volatility.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contract as the NYMEX. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate position back to the accountability level. As of December 31, 2014, UNG held 14,545 NYMEX Natural Gas Futures NG contracts. As of December 31, 2014, UNG held 31,872 Natural Gas Futures LD1 H Contracts traded on the ICE Futures. UNG exceeded accountability levels of the NYMEX during the year ended December 31, 2014, when it held a maximum of 15,545 Natural Gas Futures NG contracts, exceeding both the “any” and “all” month limits. No action was taken by the NYMEX and UNG did not reduce the number of Futures Contracts held as a result. UNG exceeded accountability levels of ICE Futures during the year ended December 31, 2014, when it held a maximum of 39,945 (9,986 NG equivalent) natural gas futures contracts, exceeding the “any” month limit. No action was taken by ICE Futures and UNG did not reduce the number of cleared swap contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the year ended December 31, 2014, UNG did not exceed any position limits imposed by the NYMEX and ICE Futures.

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”).  Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter, DCMs, SEFs as well as non-U.S. located platforms. Furthermore, until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UNG may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a ten percent (10%) or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect UNG, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of UNG to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UNG. See “The Commodity Interest Markets – Regulation” in this annual report on Form 10-K for additional information.

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

Spot Commodities

While the Futures Contracts traded can be physically settled, UNG does not intend to take or make physical delivery. UNG may from time to time trade in Other Natural Gas-Related Investments, including contracts based on the spot price of natural gas.

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

During the reporting period of this annual report on Form 10-K, UNG has employed hedging methods to the extent it has entered into EFR transactions, as well as invested in fully-collateralized over-the-counter swap transactions designed to track percentage changes in the price of the Benchmark Futures Contract.

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

UNG also employs ALPS Distributors, Inc. as its marketing agent (the “Marketing Agent” or “ALPS Distributors”). USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering.

ALPS Distributors’ principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203.  ALPS Distributors is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

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

RBC Capital’s primary address is 500 West Madison Street, Suite 2500, Chicago, Illinois 60661.  UBS Securities’ principal business address is 677 Washington Blvd., Stamford, Connecticut 06901.  From UNG’s commencement of trading to October 10, 2013, UBS Securities was a futures clearing broker for UNG.  Effective October 10, 2013, RBC Capital became the futures clearing broker for UNG.  Both RBC Capital and UBS Securities are registered in the United States with FINRA as a broker-dealer and with the CFTC as a FCM.  RBC Capital and UBS Securities are members of various U.S. futures and securities exchanges.

RBC is a large broker-dealer subject to many different complex legal and regulatory requirements.  As a result, certain of RBC's regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with RBC with respect to issues raised in various investigations.  RBC complies fully with its regulators in all investigations being conducted and in all settlements it reaches.  In addition, RBC is and has been subject to a variety of civil legal claims in various jurisdictions, a variety of settlement agreements and a variety of orders, awards and judgments made against it by courts and tribunals, both in regard to such claims and investigations.  RBC complies fully with its all settlements it reaches and all orders, awards and judgments made against it.

RBC has been named as a defendant in various legal actions, including arbitrations, class actions and other litigation including those described below, arising in connection with its activities as a broker-dealer.  Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.  RBC is also involved, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding RBC's business, including among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

RBC contests liability and/or the amount of damages as appropriate in each pending matter.  In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, RBC cannot predict the loss or range of loss, if any, related to such matters; how or if such matters will be resolved; when they will ultimately be resolved; or what the eventual settlement, fine, penalty or other relief, if any, might be.  Subject to the foregoing, RBC believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of RBC.

On June 12, 2012, the State of Illinois Secretary of State Securities Department consented to entry of a judgment enjoining the firm for violation of the Illinois Securities Law of 1953. RBC undertook to repurchase auction rate securities from certain customers before June 30, 2009. RBC also undertook to use best efforts to provide, by December 31, 2009, liquidity opportunities for customers ineligible for the buyback. RBC undertook to provide periodic reports to regulator. RBC paid a penalty of $1,400,139.82.

On May 10, 2012, FINRA commenced and settled an administrative proceeding against RBC for violations of FINRA Rules 1122 and 2010 and NASD Rules 2110 and 3010 for failing to establish, maintain and enforce written supervisory procedures reasonably designed to achieve compliance with applicable rules concerning short-term transactions in closed end funds.  RBC paid a fine of $200,000.

On May 2, 2012, the Massachusetts Securities Division entered a consent order settling an administrative complaint against RBC, which alleged that RBC recommended unsuitable products to its brokerage and advisory clients and failed to supervise its registered representatives’ sales of inverse and leveraged ETFs in violation of Section 204(a)(2) of the Massachusetts Uniform Securities Act ("MUSA").  Without admitting or denying the allegations of fact, RBC consented to permanently cease and desist from violations of MUSA, pay restitution of $2.9 million to the investors who purchased the inverse and leveraged ETFs and pay a civil monetary penalty of $250,000.

On September 27, 2011, the SEC commenced and settled an administrative proceeding against RBC for wilful violations of Sections 17(a)(2) and 17(a)(3) of the 1933 Act for negligently selling the collateralized debt obligations to five Wisconsin school districts despite concerns about the suitability of the product.  The firm agreed to pay disgorgement of $6.6 million, prejudgment interest of $1.8 million, and a civil monetary penalty of $22 million.

For more details, please see RBC’s Form BD, as filed with the SEC.

RBC Capital will act only as clearing broker for UNG and as such will be paid commissions for executing and clearing trades on behalf of UNG.  Prior to October 10, 2013, UBS Securities acted only as clearing broker for UNG and as such was paid commissions for executing and clearing trades on behalf of UNG.  RBC Capital has not passed upon the adequacy or accuracy of this annual report on Form 10-K.  RBC Capital will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or UNG.

RBC Capital is not affiliated with UNG or USCF.  Therefore, neither USCF nor UNG believes that there are any conflicts of interest with RBC Capital or its trading principals arising from its acting as UNG’s FCM.

Currently, USCF does not employ commodity trading advisors for the trading of UNG contracts. USCF currently does, however, employ SummerHaven Investment Management, LLC as a trading advisor for CPER, USAG, USCI and USMI. If, in the future, USCF does employ commodity trading advisors for UNG, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

Fees of UNG

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers(1)

Service Provider	Compensation Paid by USCF
BBH&Co., Custodian and Administrator	Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to all funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of UNG’s and the Related Public Funds’ combined net assets, (b) 0.0465% for UNG’s and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once UNG’s and the Related Public Funds’ combined net assets exceed $1 billion.(2)

ALPS Distributors – Marketing Agent	0.06% on UNG’s assets up to $3 billion; and 0.04% on UNG’s assets in excess of $3 billion.

(1)	USCF pays this compensation.
(2)	The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also will pay transaction charge fees to BBH&Co., ranging from $7.00 to $15.00 per transaction for the funds.

Compensation to USCF

Assets	Management Fee
First $1,000,000,000	0.60% of NAV
After the first $1,000,000,000	0.50% of NAV

Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of UNG’s total assets and subtracting any liabilities.

Fees and Compensation Arrangements between UNG and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by UNG
UBS Securities LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary(4)
RBC Capital Markets, LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(3)	UNG pays this compensation.
(4)	UNG paid this compensation to UBS Securities LLC for services rendered up to October 10, 2013.

New York Mercantile Exchange Licensing Fee(5) - 0.015% on all net assets.

(5)	Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. UNG is responsible for its pro rata share of the assets held by UNG and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI.

Expenses Paid or Accrued by UNG from Inception through December 31, 2014 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$62,174,201
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$31,479,919
Other Amounts Paid or Accrued(6):	$19,986,602
Total Expenses Paid or Accrued:	$113,640,722

(6)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by UNG from Inception through December 31, 2014 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.56% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.28% annualized
Other Amounts Paid or Accrued(7):	0.18% annualized
Total Expenses Paid or Accrued:	1.02% annualized

(7)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Other Fees. UNG also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $1,385,000 for the fiscal year ended December 31, 2014. In addition, UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2014 were $567,863 for UNG and the Related Public Funds. UNG’s portion of such fees and expenses for the year ended December 31, 2014 was $191,887.

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

The Administrator calculates the per share NAV of UNG once each NYSE Arca trading day. The per share NAV for a normal trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the Futures Contracts traded on the NYMEX, but calculates or determines the value of all other UNG investments (including Futures Contracts not traded on the NYMEX, Other Natural Gas-Related Investments and Treasuries) using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time, in accordance with the current Administrative Agency Agreement among BBH&Co., UNG and USCF. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by UNG in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

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

Creation and Redemption of Shares

UNG creates and redeems shares in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to UNG or the distribution by UNG of the amount of Treasuries and any cash represented by the baskets being created or redeemed, the amount of which is based on the combined NAV of the number of shares included in the baskets being created or redeemed determined after 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of UNG. The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by UNG, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants will pay a transaction fee of $1,000 to UNG for each order they place to create or redeem one or more baskets. Authorized Participants who make deposits with UNG in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UNG or USCF, and no such person will have any obligation or responsibility to USCF or UNG to effect any sale or resale of shares. As of December 31, 2014, 17 Authorized Participants had entered into agreements with USCF on behalf of UNG. During the year ended December 31, 2014, UNG issued 1,334 Creation Baskets and redeemed 1,345 Redemption Baskets.

Certain Authorized Participants are expected to be capable of participating directly in the physical natural gas market and the natural gas futures market. In some cases, Authorized Participants or their affiliates may from time to time buy natural gas or sell natural gas or Natural Gas Interests and may profit in these instances. USCF believes that the size and operation of the natural gas market make it unlikely that an Authorized Participant’s direct activities in the natural gas or securities markets will significantly affect the price of natural gas, Natural Gas Interests, or the price of the shares.

Each Authorized Participant is required to be registered as a broker-dealer under the Exchange Act and is a member in good standing with FINRA, or exempt from being or otherwise not required to be registered as a broker-dealer or a member of FINRA, and qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the Authorized Participant Agreement, USCF, and UNG under limited circumstances, have agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the 1933 Act, and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of baskets is only a summary and an investor should refer to the relevant provisions of the LP Agreement and the form of Authorized Participant Agreement for more detail, each of which is incorporated by reference into this annual report on Form 10-K.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Marketing Agent to create one or more baskets. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the NYSE Arca, the NYMEX or the NYSE is closed for regular trading. Purchase orders must be placed by 12:00 p.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. The day on which the Marketing Agent receives a valid purchase order is referred to as the purchase order date.

By placing a purchase order, an Authorized Participant agrees to deposit Treasuries, cash, or a combination of Treasuries and cash, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Participant must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Participants may not withdraw a creation request.

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a purchase order, an Authorized Participant agrees to (1) deposit Treasuries, cash or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with UNG for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Participant fails to consummate (1) and (2), the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet UNG’s investment objective and shall be purchased as a result of the Authorized Participant’s purchase of shares.

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

Delivery of Required Deposits

An Authorized Participant who places a purchase order is responsible for transferring to UNG’s account with the Custodian the required amount of Treasuries and cash by the end of the third business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Participant’s DTC account on the third business day following the purchase order date. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of UNG shall be borne solely by the Authorized Participant.

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until after 4:00 p.m. New York time on the date the purchase order is received, Authorized Participants will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. UNG’s per share NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

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

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more baskets mirror the procedures for the creation of baskets. On any business day, an Authorized Participant may place an order with the Marketing Agent to redeem one or more baskets. Redemption orders must be placed by 12:00 p.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the Marketing Agent (“Redemption Order Date”). The redemption procedures allow Authorized Participants to redeem baskets and do not entitle an individual shareholder to redeem any shares in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Participant.

By placing a redemption order, an Authorized Participant agrees to deliver the baskets to be redeemed through DTC’s book-entry system to UNG, as described below. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to UNG’s account at the Custodian the non-refundable transaction fee due for the redemption order. An Authorized Participant may not withdraw a redemption order.

The manner by which redemptions are made is dictated by the terms of the Authorized Participant Agreement. By placing a redemption order, an Authorized Participant agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to UNG’s account with the Custodian not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order (“Redemption Distribution Date”), and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with UNG for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the Redemption Order Date. If an Authorized Participant fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet UNG’s investment objective and shall be sold as a result of the Authorized Participant’s sale of shares.

Determination of Redemption Distribution

The redemption distribution from UNG consists of a transfer to the redeeming Authorized Participant of an amount of Treasuries and/or cash that is in the same proportion to the total assets of UNG (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of shares to be redeemed under the redemption order is in proportion to the total number of shares outstanding on the date the order is received. USCF, directly or in consultation with the Administrator, determines the requirements for Treasuries and the amounts of cash, including the maximum permitted remaining maturity of a Treasury, and the proportions of Treasuries and cash that may be included in distributions to redeem baskets. The Marketing Agent will publish an estimate of the redemption distribution per basket as of the beginning of each business day.

Delivery of Redemption Distribution

The redemption distribution due from UNG will be delivered to the Authorized Participant by 3:00 p.m. New York time on the third business day following the redemption order date if, by 3:00 p.m. New York time on such third business day, UNG’s DTC account has been credited with the baskets to be redeemed. If UNG’s DTC account has not been credited with all of the baskets to be redeemed by such time, the redemption distribution will be delivered to the extent of whole baskets received. Any remainder of the redemption distribution will be delivered on the next business day to the extent of remaining whole baskets received if UNG receives the fee applicable to the extension of the redemption distribution date which USCF may, from time to time, determine and the remaining baskets to be redeemed are credited to UNG’s DTC account by 3:00 p.m. New York time on such next business day. Any further outstanding amount of the redemption order shall be cancelled. Pursuant to information from USCF, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to UNG’s DTC account by 3:00 p.m. New York time on the third business day following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the baskets through DTC’s book entry-system on such terms as USCF may from time to time determine.

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

Redemption orders must be made in whole baskets. USCF will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. USCF may also reject a redemption order if the number of shares being redeemed would reduce the remaining outstanding shares to 100,000 shares (i.e., one basket) or less.

Creation and Redemption Transaction Fee

To compensate UNG for its expenses in connection with the creation and redemption of baskets, an Authorized Participant is required to pay a transaction fee to UNG of $1,000 per order to create or redeem baskets, regardless of the number of baskets in such order. An order may include multiple baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify USCF and UNG if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

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

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem baskets, and an Authorized Participant is under no obligation to offer to the public shares of any baskets it does create. Authorized Participants that do offer to the public shares from the baskets they create will do so at per-share offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the NAV of UNG at the time the Authorized Participant purchased the Creation Baskets and the per share NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the Futures Contract market and the market for Other Natural Gas-Related Investments. The prices of shares offered by Authorized Participants are expected to fall between UNG’s per share NAV and the trading price of the shares on the NYSE Arca at the time of sale. Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with UNG in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UNG or USCF, and no such person has any obligation or responsibility to USCF or UNG to effect any sale or resale of shares. Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their per share NAV. The amount of the discount or premium in the trading price relative to the per share NAV may be influenced by various factors, including the number of investors who seek to purchase or sell shares in the secondary market and the liquidity of the Futures Contracts market and the market for Other Natural Gas-Related Investments. While the shares trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Futures Contracts and Other Natural Gas-Related Investments may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the shares may widen.

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

If UNG enters into a swap agreement, UNG must post both collateral and independent amounts to its swap counterparties. The amount of collateral UNG posts changes according to the amounts owed by UNG to its counterparty on a given swap transaction, while independent amounts are fixed amounts posted by UNG at the start of a swap transaction. Collateral and independent amounts posted to swap counterparties will be held by a third party custodian.

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

The offer and sale of shares of UNG, as well as shares of each Related Public Fund, is registered under the Securities Act. UNG and the Related Public Funds are subject to the requirements of the Securities Act, the Exchange Act and the rules and regulations adopted thereunder, as administered by the SEC. Firms’ participation in the distribution of shares are regulated as described above, as well as by the self regulatory association, FINRA.

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

Forward Contracts

A forward contract is a contractual obligation to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price and, therefore, is economically similar to a futures contract. Unlike futures contracts, however, forward contracts are typically traded in the OTC markets and are not standardized contracts. Forward contracts for a given commodity are generally available for various amounts and maturities and are subject to individual negotiation between the parties involved. Moreover, generally there is no direct means of offsetting or closing out a forward contract by taking an offsetting position as one would a futures contract on a U.S. exchange. If a trader desires to close out a forward contract position, he generally will establish an opposite position in the contract but will settle and recognize the profit or loss on both positions simultaneously on the delivery date. Thus, unlike in the futures contract market where a trader who has offset positions will recognize profit or loss immediately, in the forward market a trader with a position that has been offset at a profit will generally not receive such profit until the delivery date, and likewise a trader with a position that has been offset at a loss will generally not have to pay money until the delivery date. In recent years, however, the terms of forward contracts have become more standardized, and in some instances such contracts now provide a right of offset or cash settlement as an alternative to making or taking delivery of the underlying commodity.

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

Regulation exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other foreign exchange derivatives, such as foreign exchange options, currency swaps and non-deliverable forwards.

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

Options on Forward Contracts or Commodities

Options on forward contracts or commodities operate in a manner similar to options on futures contracts. An option on a forward contract or commodity gives the buyer of the option the right, but not the obligation, to take a position at a specified price in the underlying forward contract or commodity. However, unlike options on futures contracts, options on forward contracts or on commodities are individually negotiated contracts between counterparties and are typically traded in the OTC market. Therefore, options on forward contracts and physical commodities possess many of the same characteristics of forward contracts with respect to offsetting positions and credit risk that are described above.

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

Regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. As of June 10, 2013, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear certain credit default swaps and interest rate swaps. As a result, if UNG enters into or has entered into certain interest rate and credit default swaps, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require UNG to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

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

Regulation imposes requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee or secure uncleared swaps. In other words, the rule places restrictions on what swap dealers and major swap participants can do with collateral posted by UNG in connection with uncleared swaps.

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

Regulators have not yet finalized the Dodd-Frank Act rules regarding initial margin levels for over-the-counter derivatives. It is possible that such levels may be higher than those for futures contracts. Also, initial margin requirements for non-cleared swaps will be subject to higher margin requirements than cleared swaps. And, under pending rule proposals, UNG may be required to post, but not be entitled to receive, initial and variation margin in respect of non-cleared swaps. Until such time as the regulators finalize these margin rules, trading in the OTC markets where no clearing facility is provided generally will not require margin per se. Rather, it will involve the extension of credit between counterparties that is secured by transfers of credit support and/or independent amounts. Credit support is transferred between counterparties in respect of the open over-the-counter derivatives entered into between them, while independent amounts are fixed amounts posted by one or both counterparties at the execution of a particular over-the-counter transaction.

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

Regulations impose requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee, or secure uncleared swaps. In other words, the rule places restrictions on what swap dealers and major swap participants can do with collateral posted by UNG in connection with uncleared swaps.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

General Regulation Applicable to UNG

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the 1940 Act that are required to register due to recent changes to CFTC Regulation 4.5. The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” For entities that are registered with both the CFTC and the SEC, the CFTC will accept the SEC’s disclosure, reporting and recordkeeping regime as substituted compliance for substantially all of Part 4 of the CFTC’s regulations, so long as they comply with comparable requirements under the SEC’s statutory and regulatory compliance regime. Thus, the final rules (the “Harmonization Rules”) allow dually registered entities to meet certain CFTC regulatory requirements for CPOs by complying with SEC rules to which they are already subject. Although UNG is not a registered investment company under the 1940 Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC. This change will decrease the burden to UNG and USCF of having to comply with inconsistent regulatory requirements. It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to UNG and USCF, but any such further rule changes could result in additional operating efficiencies for UNG and USCF.

On July 23, 2014, the SEC adopted final rules governing the structure and operation of money market funds, in a release adopting amendments to Rule 2a-7 under the 1940 Act. The new rules will require institutional prime money market funds to price their shares using market-based values instead of the amortized cost method (i.e., to use a “floating NAV”). In addition, all money market funds will be able, and in certain cases will be required, to impose liquidity fees and temporarily suspend redemptions during periods of market stress, subject to certain board findings. Finally, the SEC also revised certain diversification provisions of Rule 2a-7, as well as provisions relating to stress testing. UNG currently invests in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Futures Contracts. It is unclear at this time what impact of money market reform would have on UNG’s ability to hedge risk, however, the imposition of a floating NAV could cause UNG to limit remaining assets solely in Treasuries and cash.

With regard to any other rules that the CFTC or SEC may adopt in the future, the effect of any such regulatory changes on UNG is impossible to predict, but it could be substantial and adverse.

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

Item 1A.  Risk Factors.

The following risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and UNG’s financial statements and the related notes.

UNG’s investment objective is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes Benchmark Futures Contract, less UNG’s expenses. UNG seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Natural Gas-Related Investments such that the daily changes in its NAV, measured in percentage terms, will closely track the changes in the daily price of the Benchmark Futures Contract, also measured in percentage terms. UNG’s investment strategy is designed to provide investors with a cost-effective way to invest indirectly in natural gas and to hedge against movements in the spot price of natural gas. An investment in UNG involves investment risk similar to a direct investment in Futures Contracts and Other Natural Gas-Related Investments, and correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of natural gas will have an efficient hedge only if the price they pay for their shares closely correlates with the price of natural gas. In addition to investment risk and correlation risk, an investment UNG involves tax risks, over-the-counter risks and other risks.

Investment Risk

The net asset value of UNG’s shares relates directly to the value of the Benchmark Futures Contracts and other assets held by UNG and fluctuations in the price of these assets could materially adversely affect an investment in UNG’s shares.

The net assets of UNG consists primarily of investments in Futures Contracts and, to a lesser extent, in Other Natural Gas-Related Investments. The NAV of UNG’s shares relates directly to the value of these assets (less liabilities, including accrued but unpaid expenses), which in turn relates to the price of natural gas in the marketplace. Natural gas prices depend on local, regional and global events or conditions that affect supply and demand for natural gas.

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

Correlation Risk

Investors purchasing shares to hedge against movements in the price of natural gas will have an efficient hedge only if the price they pay for their shares closely correlates with the price of natural gas. Investing in UNG’s shares for hedging purposes involves the following risks:

•	The market price at which the investor buys or sells shares may be significantly less or more than NAV.

•	Daily percentage changes in NAV may not closely correlate with daily percentage changes in the price of the Benchmark Futures Contract.

•	Daily percentage changes in the price of the Benchmark Futures Contract may not closely correlate with daily percentage changes in the price of natural gas.

The market price at which investors buy or sell shares may be significantly less or more than net asset value.

UNG’s NAV per share will change throughout the day as fluctuations occur in the market value of UNG’s portfolio investments. The public trading price at which an investor buys or sells shares during the day from their broker may be different from the NAV of the shares. Price differences may relate primarily to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of the natural gas and the Benchmark Futures Contract at any point in time. USCF expects that exploitation of certain arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track NAV per share closely over time, but there can be no assurance of that.

The NAV of UNG’s shares may also be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which natural gas is traded. While the shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Time, the trading hours for the futures exchanges on which natural gas trades may not necessarily coincide during all of this time. For example, while the shares trade on the NYSE Arca until 4:00 p.m. Eastern Time, liquidity in the natural gas market will be reduced after the close of the NYMEX at 2:30 p.m. Eastern Time. As a result, during periods when the NYSE Arca is open and the futures exchanges on which natural gas is traded are closed, trading spreads and the resulting premium or discount on the shares may widen and, therefore, increase the difference between the price of the shares and the NAV of the shares.

Daily percentage changes in UNG’s net asset value may not correlate with daily percentage changes in the price of the Benchmark Futures Contract.

It is possible that the daily percentage changes in UNG’s NAV per share may not closely correlate to daily percentage changes in the price of the Benchmark Futures Contract. Non-correlation may be attributable to disruptions in the market for natural gas, the imposition of position or accountability limits by regulators or exchanges, or other extraordinary circumstances. As UNG approaches or reaches position limits with respect to the Benchmark Futures Contract and other Futures Contracts or in view of market conditions, UNG may begin investing in Other Natural Gas-Related Investments. In addition, UNG is not able to replicate exactly the changes in the price of the Benchmark Futures Contract because the total return generated by UNG is reduced by expenses and transaction costs, including those incurred in connection with UNG’s trading activities, and increased by interest income from UNG’s holdings of Treasury securities. Tracking the Benchmark Futures Contract requires trading of UNG’s portfolio with a view to tracking the Benchmark Futures Contract over time and is dependent upon the skills of USCF and its trading principals, among other factors.

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

The design of UNG’s Benchmark Futures Contract is such that every month it begins by using the near month contract to expire until the near month contract is within two weeks of expiration, when, over a four day period, it transitions to the next month contract to expire as its benchmark contract and keeps that contract as its benchmark until it becomes the near month contract and close to expiration. In the event of a natural gas futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in natural gas prices the value of the benchmark contract would tend to rise as it approaches expiration. Conversely, in the event of a natural gas futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in natural gas prices the value of the benchmark contract would tend to decline as it approaches expiration. When compared to total return of other price indices, such as the spot price of natural gas, the impact of backwardation and contango may cause the total return of UNG’s per share NAV to vary significantly. Moreover, absent the impact of rising or falling natural gas prices, a prolonged period of contango could have a significant negative impact on UNG’s per share NAV and total return and investors could lose part or all of their investment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K for a discussion of the potential effects of contango and backwardation.

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

A portion of UNG’s assets may be used to trade over-the-counter Natural Gas Interests, such as forward contracts or swap or spot contracts. Over-the-counter contracts are typically contracts traded on a principal-to-principal, non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions. The markets for over-the-counter contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. While certain regulations adopted over the past two years are intended to provide additional protections to participants in the OTC market, the current regulation of the over-the-counter contracts could expose UNG in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. As a result of such regulations, if UNG enters into certain interest rate and credit default swaps, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require UNG to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. See “Item 1. Business – Regulation” for a discussion of how the OTC market will be subject to much more extensive regulatory oversight.

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

UNG is not actively managed by conventional methods. Accordingly, if UNG’s investments in Natural Gas Interests are declining in value, UNG will not close out such positions except in connection with paying the proceeds to an Authorized Participant upon the redemption of a basket or closing out futures positions in connection with the monthly change in the Benchmark Futures Contract. USCF will seek to cause the NAV of UNG’s shares to track the Benchmark Futures Contract during periods in which its price is flat or declining as well as when the price is rising.

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

USCF was formed to be the sponsor and manager of investment vehicles such as UNG and has been managing such investment vehicles since April 2006. In managing and directing the day-to-day activities and affairs of UNG, USCF relies heavily on Messrs. Nicholas D. Gerber, Howard Mah and John Hyland. On October 13, 2014, Mr. Hyland tendered his resignation to USCF effective May 1, 2015. In order to ensure an orderly transition, Mr. Hyland will remain as the Chief Investment Officer of USCF until May 1, 2015. On January 14, 2015, Mr. Mah tendered his resignation to USCF to be effective no later than July 15, 2015. Due to the resignations of Messrs. Hyland and Mah, Mr. Gerber has assumed a more active role in the day-to-day activities of USCF, UNG and the Related Public Funds, as well as USCF Advisers LLC, USCF ETF Trust and its series the Stock Split Index Fund (USCF Advisers LLC, the USCF ETF Trust and its series the Stock Split Index Fund are affiliated companies of USCF and the Related Public Funds). On January 26, 2015, Mr. Gerber became the Chief Executive Officer, President and Secretary of Concierge Technologies, Inc. (“Concierge”), a company unaffiliated with USCF, other than through ownership by common control. Concierge is a publicly traded company whose stock is listed under the ticker symbol “CNGC.” None of the employees of USCF are employees of Concierge. The management of USCF intends to find replacements for Messrs. Hyland and Mah prior to their departure. However, there is a risk that if suitable replacements for Messrs. Hyland and Mah are not found prior to Mr. Hyland’s or Mr. Mah’s departure, such departures may have a material adverse effect on the management, operations and/or financial results of UNG. The potential magnitude of such an adverse impact would be greater if Mr. Gerber’s increased responsibilities, as a result of his new position with Concierge made it more difficult for him to adequately assume directing the day-to-day activities of USCF, UNG and the Related Public Funds particularly if suitable replacements for Messrs. Hyland and Mah are not found.

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

UNG pays brokerage charges of approximately 0.10% of average total net assets based on brokerage fees of $3.50 per buy or sell, management fees of 0.60% of NAV on its average net assets of $1,000,000 or less and 0.50% of net asset value on its average net assets that are greater than $1,000,000, and over-the-counter spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by USCF on UNG’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that cannot be quantified.

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

UNG is subject to actual and potential inherent conflicts involving USCF, various commodity futures brokers and Authorized Participants. USCF’s officers, directors and employees do not devote their time exclusively to UNG. These persons are directors, officers or employees of other entities that may compete with UNG for their services. They could have a conflict between their responsibilities to UNG and to those other entities. As a result of these and other relationships, parties involved with UNG have a financial incentive to act in a manner other than in the best interests of UNG and the shareholders. USCF has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts of interest to resolve them equitably. Although USCF attempts to monitor these conflicts, it is extremely difficult, if not impossible, for USCF to ensure that these conflicts do not, in fact, result in adverse consequences to the shareholders.

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

Proposed Money Market Reform

On July 23, 2014, the SEC adopted final rules governing the structure and operation of money market funds, in a release adopting amendments to Rule 2a-7 under the 1940 Act. The new rules will require institutional prime money market funds to price their shares using market-based values instead of the amortized cost method (i.e., to use a “floating NAV”). In addition, all money market funds will be able, and in certain cases will be required, to impose liquidity fees and temporarily suspend redemptions during periods of market stress, subject to certain board findings. Finally, the SEC also revised certain diversification provisions of Rule 2a-7, as well as provisions relating to stress testing. UNG currently invests in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Futures Contracts. It is unclear at this time what impact of money market reform would have on UNG’s ability to hedge risk, however, the imposition of a floating NAV could cause UNG to limit remaining assets solely in Treasuries and cash.

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

	High	Low
Fiscal year 2014
First quarter	$27.69	$19.69
Second quarter	$26.83	$23.84
Third quarter	$24.47	$20.72
Fourth quarter	$23.51	$14.77

Fiscal year 2013
First quarter	$22.24	$17.57
Second quarter	$24.03	$18.95
Third quarter	$20.13	$17.09
Fourth quarter	$22.05	$17.09

As of December 31, 2014, UNG had approximately 84,797 holders of shares.

Dividends

UNG has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

UNG does not purchase shares directly from its shareholders; however, in connection with its redemption of baskets held by Authorized Participants, UNG redeemed 1,345 baskets (comprising 134,500,000 shares) during the year ended December 31, 2014.

Item 6.    Selected Financial Data.

Financial Highlights (for the years ended December 31, 2014, 2013, 2012, 2011 and 2010)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011		Year ended December 31, 2010

Total assets	$652,131	$955,316	$1,246,283	$1,083,535		$2,766,732
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(203,735)	$153,897	$(212,777)	$(502,939)		$(662,503)
Net realized and unrealized gain (loss) on swap contracts	$32,345	$10,460	$(66,191)	$(315,922)		$(839,052)
Net income (loss)	$(177,150)	$157,100	$(286,166)	$(831,191)		$(1,519,570)
Weighted-average limited partnership shares	32,150,038	48,892,503	53,045,948	44,028,303	*	51,142,945	**
Net gain (loss) per share	$(5.96)	$1.72	$(7.01)	$(22.12	)*	$(32.52	)**
Net gain (loss) per weighted average share	$(5.51)	$3.21	$(5.39)	$(18.88	)*	$(29.72	)**
Cash and cash equivalents at end of year	$589,867	$792,446	$1,100,511	$938,679		$2,320,746

*	Adjusted to give effect to the reverse share split of 4-for-1 executed on February 21, 2012.
**	Adjusted to give effect to the reverse share split of 2-for-1 executed on March 8, 2011 and the reverse share split of 4-for-1 executed on February 21, 2012.

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

Introduction

UNG, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca. The investment objective of UNG is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes, in percentage terms, in the price of the futures contract for natural gas traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less UNG’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. It is not the intent of UNG to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNG to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Natural Gas-Related Investments.

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

Price Movements

Natural gas futures prices were volatile during the year ended December 31, 2014. The price of the Benchmark Futures Contract started the year at $4.230 per million British thermal units (“MMBtu”). The low of the period was on December 31, 2014, when the price dropped to $2.889 per MMBtu. The high of the period was on January 29, 2014, when the price reached $5.465 per MMBtu. The period ended with the Benchmark Futures Contract at $2.889 per MMBtu, a decrease of approximately 31.70% over the year. UNG’s per share NAV began the year at $20.59 and ended the year at $14.63 on December 31, 2014, a decrease of approximately 28.95% over the year. UNG’s per share NAV reached its high for the year on February 21, 2014 at $27.75 and reached its low for the year on December 31, 2014 at $14.63. The Benchmark Futures Contract prices listed above began with the February 2014 contracts and ended with the February 2015 contracts. The decrease of approximately 31.70% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in natural gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing natural gas Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below, in the section titled “Tracking UNG’s Benchmark.”

For the year ended December 31, 2014, the natural gas market displayed both a state of backwardation, meaning, the price of the near month natural gas Futures Contract was higher than the price of the next month natural gas Futures Contract, or contracts further away from expiration, as well as a state of contango, meaning, the price of the near month natural gas Futures Contract was lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. Backwardation was present in the winter and early spring of 2014, while contango was mostly present through the remainder of the year. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Results of Operations and the Natural Gas Market

Results of Operations. On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG.” On that day, UNG established its initial offering price at $50.00 per share and issued 200,000 shares to the initial Authorized Participant, Merrill Lynch Professional Clearing Corp., in exchange for $10,000,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, UNG’s shares no longer trade on the AMEX and commenced trading on the NYSE Arca on November 25, 2008.

Since its initial offering of 30,000,000 shares, UNG has registered four subsequent offerings of its shares: 50,000,000 shares which were registered with the SEC on November 21, 2007, 100,000,000 shares which were registered with the SEC on August 28, 2008, 300,000,000 shares which were registered with the SEC on May 6, 2009, 1,000,000,000 shares which were registered with the SEC on August 12, 2009 and 200,000,000 shares which were registered with the SEC on May 1, 2014. Shares offered by UNG in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. On February 21, 2012, after the close of trading on the NYSE Arca, UNG effected a 4-for-1 reverse share split and post-split shares of UNG began trading on February 22, 2012. As a result of the reverse share split, every four pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 174,297,828 shares of UNG issued and outstanding, representing a per share NAV of $5.51. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 43,574,457, not accounting for fractional shares, and the per share NAV increased to $22.04. As of December 31, 2014, UNG had issued 1,475,700,000 shares, 44,466,476 of which were outstanding. As of December 31, 2014, there were 204,300,000 shares registered but not yet issued.

More shares may have been issued by UNG than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UNG cannot be resold by UNG. As a result, UNG contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2014, UNG had the following Authorized Participants: ABN AMRO, Banc of America Securities LLC, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., FIMAT USA LLC, Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, Virtu Financial Capital Markets and Virtu Financial BD LLC.

For the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013; and for the Year Ended December 31, 2013, Compared to the Year Ended December 31, 2012

	For the Year ended December 31, 2014	For the Year ended December 31, 2013	For the Year ended December 31, 2012
Per share net asset value, end of period	$14.63	$20.59	$18.87
Average daily total net assets	$722,787,861	$959,224,396	$1,040,686,592
Cash deposits and investments in Treasuries and money market funds	$816,028,299	$816,593,187	$1,245,314,221
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$275,530	$326,326	$369,153
Annualized yield based on average daily total net assets	0.04%	0.03%	0.03%
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	72.29%	97.04%	88.37%
Percentage of cash assets held as investments in Treasuries and margin deposits for Natural Gas Futures Contracts	27.71%	2.96%	11.63%
Total unrealized gain (loss) on Natural Gas Futures Contracts, cleared swap contracts and over-the-counter swap contracts	$(167,811,783)	$(20,688,730)	$(18,067,782)
Management fee	$4,336,707	$5,737,913	$6,154,688
Total fees and other expenses excluding management fees	$3,936,961	$4,469,882	$5,128,465
Fees and expenses related to the registration or offering of additional shares	$238,716	$850	$(18,588)
Total commissions accrued to brokers	$2,001,949	$2,400,039	$3,499,652
Total commissions as annualized percentage of average total net assets	0.28%	0.25%	0.33%
Commissions accrued as a result of rebalancing	$1,623,581	$2,036,257	$2,954,424
Percentage of commissions accrued as a result of rebalancing	81.10%	84.84%	84.42%
Commissions accrued as a result of creation and redemption activity	$378,368	$363,782	$545,228
Percentage of commissions accrued as a result of creation and redemption activity	18.90%	15.16%	15.58%

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

The decrease in the per share NAV for December 31, 2014, compared to the year ended December 31, 2013, was primarily due to the decrease in value of natural gas instruments held and traded by UNG; and the increase in the per share NAV for the year ended December 31, 2013, as compared to December 31, 2012, was primarily due to the increase in the value of natural gas instruments held and traded by UNG.

UNG’s cash deposits and investments in Treasuries and money market funds for December 31, 2014, compared to year ended December 31, 2013, were similar; and the decrease in cash deposits and investments in Treasuries and money market funds for the year ended December 31, 2013, compared to the year ended December 31, 2012, was the result of UNG’s smaller size as measured by total net assets.

Average interest rates on short-term investments held by UNG, including cash equivalents and Treasuries, were similar during the year ended December 31, 2014, compared to the years ended December 31, 2013 and 2012. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was similar during the year ended December 31, 2014, compared to years ended 2013 and 2012.

The decrease in UNG’s total fees and expenses excluding management fees for December 31, 2014, compared to the year ended December 31, 2013; and for the year ended December 31, 2013, compared to year ended December 31, 2012, was primarily due to a decrease in variable expenses resulting from UNG’s smaller size as measured by total net assets.

The decrease in the total commissions accrued to brokers by UNG for December 31, 2014, compared to the year ended December 31, 2013; and for the year ended December 31, 2013, as compared to December 31, 2012, was a result of decreased brokerage fees due to a lower number of natural gas instruments held and traded.

For the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013; and for the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012

	For the three months ended December 31, 2014	For the three months ended December 31, 2013	For the three months ended December 31, 2012
Average daily total net assets	$703,081,513	$939,616,227	$1,206,363,667
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$66,231	$84,815	$136,454
Annualized yield based on average daily total net assets	0.04%	0.04%	0.04%
Management fee	$1,063,291	$1,420,416	$1,767,561
Total fees and other expenses excluding management fees	$829,455	$1,085,979	$1,216,366
Fees and expenses related to the registration or offering of additional shares	$74,830	$—	$—
Total commissions accrued to brokers	$516,764	$585,258	$700,112
Total commissions as annualized percentage of average total net assets	0.29%	0.25%	0.23%
Commissions accrued as a result of rebalancing	$423,919	$496,022	$608,829
Percentage of commissions accrued as a result of rebalancing	82.03%	84.75%	86.96%
Commissions accrued as a result of creation and redemption activity	$92,845	$89,236	$91,283
Percentage of commissions accrued as a result of creation and redemption activity	17.97%	15.25%	13.04%

The decrease in UNG’s average daily total net assets for December 31, 2014, compared to December 31, 2013 and December 31, 2012, was due to the decrease in the values of natural gas instruments held and traded by UNG as well as net redemption activity in the fund since December 31, 2012.

Average interest rates earned on short-term investments held by UNG, including cash equivalents and Treasuries, were similar during the three months ended December 31, 2014, compared to the three months ended December 31, 2013 and 2012. As a result, the amount of income earned by UNG as a percentage of average total net assets was similar for the three months ended December 31, 2014, compared to the three months ended December 31, 2013 and 2012.

The decrease in UNG’s total fees and other expenses excluding management fees for the three months ended December 31, 2014, compared to the three months ended December 31, 2013; and for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, was primarily due to a decrease in variable expenses resulting from UNG’s smaller size as measured by total net assets.

The decrease in the total commissions accrued to brokers by UNG for the three months ended December 31, 2014, compared to the three months ended December 31, 2013; and for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, was a result of decreased brokerage fees due to lower number of natural gas instruments being held and traded.

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

For the 30 valuation days ended December 31, 2014, the simple average daily change in the Benchmark Futures Contract was (1.379)%, while the simple average daily change in the per share NAV of UNG over the same time period was (1.382)%. The average daily difference was (0.0030)% (or (0.3) basis points, where 1 basis point equals   1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.10)%, meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of UNG’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended December 31, 2014, the last trading day in December. The second chart below shows the monthly total returns of UNG as compared to the monthly value of the Benchmark Futures Contract for the six years ended December 31, 2014.

Since the commencement of the offering of UNG shares to the public on April 18, 2007 to December 31, 2014, the simple average daily change in the Benchmark Futures Contract was 0.128%, while the simple average daily change in the per share NAV of UNG over the same time period was (0.13)%. The average daily difference was 0.0020% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.46)%, meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2014, the actual total return of UNG as measured by changes in its per share NAV was (28.95)%. This is based on an initial per share NAV of $20.59 on December 31, 2013 and an ending per share NAV as of December 31, 2014 of $14.63. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $14.83 as of December 31, 2014, for a total return over the relevant time period (27.97)%. The difference between the actual per share NAV total return of UNG of (28.95)% and the expected total return based on the Benchmark Futures Contract of (27.97)% was an error over the time period of (0.98)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UNG pays, offset in part by the income that UNG collects on its cash and cash equivalent holdings. During the year ended December 31, 2014, UNG earned dividend and interest income of $275,530, which is equivalent to a weighted average income rate of approximately 0.04% for such period. In addition, during the year ended December 31, 2014, UNG also collected $235,000 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to UNG’s actual total return. During the year ended December 31, 2014, UNG incurred total expenses of $8,273,668. Income from dividends and interest and Authorized Participant collections net of expenses was $(7,763,138), which is equivalent to a weighted average net income rate of approximately (1.07)% for the year ended December 31, 2014.

By comparison, for the year ended December 31, 2013, the actual total return of UNG as measured by changes in its per share NAV was 9.11%. This was based on an initial per share NAV of $18.87 on December 31, 2012 and an ending per share NAV as of December 31, 2013 of $20.59. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $20.82 as of December 31, 2013, for a total return over the relevant time period of 10.33%. The difference between the actual per share NAV total return of UNG of 9.11% and the expected total return based on the Benchmark Futures Contract of 10.33% was an error over the time period of (1.22)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UNG paid, offset in part by the income that UNG collected on its cash and cash equivalent holdings. During the year ended December 31, 2013, UNG earned dividend and interest income of $326,326, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the year ended December 31, 2013, UNG also collected $224,000 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to UNG’s actual total return. During the year ended December 31, 2013, UNG incurred total expenses of $10,207,795. Income from dividends and interest and Authorized Participant collections net of expenses was $(9,657,469), which is equivalent to a weighted average net income rate of approximately (1.01)% for the year ended December 31, 2013.

By comparison, for the year ended December 31, 2012, the actual total return of UNG as measured by changes in its per share NAV was (27.09)%. This was based on an initial per share NAV of $25.88** on December 31, 2011 and an ending per share NAV as of December 31, 2012 of $18.87. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $19.08** as of December 31, 2012, for a total return over the relevant time period of (26.28)%. The difference between the actual per share NAV total return of UNG of (27.09)% and the expected total return based on the Benchmark Futures Contract of (26.28)% was an error over the time period of (0.81)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that UNG paid, offset in part by the income that UNG collected on its cash and cash equivalent holdings. During the year ended December 31, 2012, UNG earned dividend and interest income of $369,153, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the year ended December 31, 2012, UNG also collected $216,000 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to UNG’s actual total return. During the year ended December 31, 2012, UNG incurred total expenses of $11,283,153. Income from dividends and interest and Authorized Participant, collections net of expenses was $(10,698,000), which is equivalent to a weighted average net income rate of approximately (1.03)% for the year ended December 31, 2012.

** Adjusted to give effect to the reverse share split of 4-for-1 executed on February 21, 2012.

There are currently three factors that have impacted or are most likely to impact UNG’s ability to accurately track its Benchmark Futures Contract.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the daily changes in the per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2014, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract over time.

Second, UNG incurs expenses primarily composed of the management fees, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2014. Interest payments, and any other income, were retained within the portfolio and added to UNG’s NAV. When this income exceeds the level of UNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. During the year ended December 31, 2014, UNG earned, on an annualized basis, approximately 0.04% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of approximately (0.60)% for management fees, approximately (0.28)% in brokerage commission costs related to the purchase and sale of futures contracts and approximately (0.27)% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (1.11)% and affected UNG’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UNG will continue to be higher than interest earned by UNG. As such, USCF anticipates that UNG will continue to underperform its benchmark until such time when interest earned at least equals or exceeds the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2014, UNG did not hold Other Natural Gas-Related Investments. These holdings included a financially settled natural gas futures contract traded on NYMEX whose settlement price tracks the settlement price of the Benchmark Futures Contract. UNG also held investments in cleared swaps traded on the ICE Futures whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized over-the-counter swaps designed to track the settlement price of the Benchmark Futures Contract. Due, in part, to the size of UNG and its obligations to comply with regulatory limits, UNG has invested in Other Natural Gas-Related Investments, such as over-the-counter swaps, which have increased transaction-related expenses and may result in increased tracking error. Over-the-counter swaps increase transaction-related expenses due to the fact that UNG must pay to the swap counterparty certain fees that UNG does not have to pay for transactions executed on an exchange. Finally, due to potential regulatory limitations, UNG may determine to hold greater amounts of cash and cash equivalents and lesser amounts of Natural Gas Interests, if it determines that will most appropriately satisfy UNG’s investment objective. Holding more cash and cash equivalents and less Natural Gas Interests for some period of time may result in increased tracking error. There are additional Other Natural Gas-Related Investments that UNG is permitted to invest in whose price movements may not track the settlement price of the Benchmark Futures Contract.

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

Near Month Price (NG1) vs Average Price of the Near 12 Months (12 M Strip)
(10 years ending 12/31/14)*
$18.00
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
12/31/2004
12/31/2005
12/31/2006
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
NG1
12M Strip Price

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month natural gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between December 31, 2004 and December 31, 2014. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12 month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12 month contracts whose delivery falls during the winter season.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of UNG is not to have the market price of its shares match, dollar for dollar, changes in the spot price of natural gas, contango impacted the total return on an investment in UNG shares during the year ended December 31, 2014 relative to a hypothetical direct investment in natural gas. For example, an investment in UNG shares made on December 31, 2013 and held to December 31, 2014 decreased, based upon the changes in the NAV for UNG shares on those days, by approximately 28.95%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 31.70% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, an investment made in UNG shares on December 31, 2012 and held to December 31, 2013 increased, based upon the changes in the NAV for UNG shares on those days, by approximately 9.11%, while the spot price of natural gas for immediate delivery during the same period increased by approximately 26.23% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the year ended December 31, 2014, natural gas prices in the United States were volatile and finished the period lower than the beginning of the year. Prices were impacted by several factors. Colder weather in some parts of the country during the early months of 2014 increased demand for natural gas, while a historic storage surplus that had weighed on prices in recent years fell below the five-year average and 2013 levels. From April through October, strong weekly supply injections allowed inventory levels to recover, and a combination of warmer weather and weak storage withdraws heading into the winter resulted in inventories returning to approximate 5-year average levels. As of December 31, 2014, the amount of natural gas in storage had reached 3,089 billion cubic feet, which was approximately 2.1% below the five-year average and 0.09% above 2013 levels.

By comparison, during the year ended December 31, 2013, natural gas prices in the United States were volatile and finished the period higher than the beginning of the year. Prices were impacted by several factors. Colder weather in some parts of the country during the winter months increased demand for natural gas, while a historic storage surplus that had weighed on prices in recent years fell below the five-year average and 2012 levels. As of December 31, 2013, the amount of natural gas in storage had reached 2,974 billion cubic feet, which was approximately 9.4% and 15.9% below the five-year average and 2012 levels, respectively.

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

For the ten year time period between 2004 and 2014, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds or global equities, crude oil, diesel-heating oil, and unleaded gasoline.

Correlation Matrix December 31, 2004-2014	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.292)	0.959	0.432	0.391	0.301	0.098
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.276)	(0.329)	(0.245)	(0.267)	(0.009)
Global Equities (FTSE World Index)			1.000	0.518	0.478	0.361	0.147
Crude Oil				1.000	0.856	0.743	0.291
Diesel-Heating Oil					1.000	0.778	0.373
Unleaded Gasoline						1.000	0.248
Natural Gas							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over the one year period ended December 31, 2014, the movement of natural gas on a monthly basis remained neither strongly correlated, nor inversely correlated with large-cap U.S. equities, global equities, crude oil or unleaded gasoline. However, movements in natural gas were correlated with U.S. government bonds and diesel-heating oil.

Correlation Matrix 12 Months ended December 31, 2014	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	0.070	0.947	0.167	(0.159)	0.296	(0.072)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.040	(0.051)	0.350	(0.124)	0.515
Global Equities (FTSE World Index)			1.000	0.339	(0.010)	0.490	(0.018)
Crude Oil				1.000	0.728	(0.906)	0.377
Diesel-Heating Oil					1.000	0.617	0.677
Unleaded Gasoline						1.000	0.466
Natural Gas							1.000

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

UNG currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on investments in Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNG’s account at the Custodian and in investments in Treasuries at the FCM. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the year ended December 31, 2014 UNG’s expenses exceeded the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2013, UNG’s expenses exceeded the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the years ended December 31, 2014 and 2013, UNG used other assets to pay expenses, which could cause a decrease in UNG’s NAV over time. To the extent expenses exceed income, UNG’s NAV will be negatively impacted.

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, UNG’s over-the-counter contracts have very limited liquidity since they are negotiated agreements that are not transferable by UNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. Such market conditions or contractual limits could prevent UNG from promptly liquidating its positions in Natural Gas Interests. During the year ended December 31, 2014, UNG did not purchase or liquidate any of its positions while daily limits were in effect; however, UNG cannot predict whether such an event may occur in the future.

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

During the year ended December 31, 2014, UNG had an open fully-collateralized over-the-counter transaction with one counterparty, JPMorgan Chase Bank, NA which was closed on April 23, 2014. Unlike most of the exchange-traded Futures Contracts, cleared swaps or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

As of December 31, 2014, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $816,028,299 with the Custodian and FCM. Some or all of these amounts may be subject to loss should the Custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of December 31, 2014, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

European Sovereign Debt

UNG had no direct exposure to European sovereign debt as of December 31, 2014 and has no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

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

As of December 31, 2014, UNG’s portfolio consisted of 14,545 Natural Gas NG Futures Contracts traded on the NYMEX and 31,872 Natural Gas Futures LD1 H Contracts traded on the ICE Futures. For a list of UNG’s current holdings, please see UNG’s website at www.unitedstatescommodityfunds.com.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

At December 31, 2014, UNG maintained no fully-collateralized over-the-counter swap transactions (“OTC Contracts”). UNG’s only OTC Contract was with JPMorgan Chase Bank, NA, which terminated effective April 23, 2014. Unlike most exchange-traded Futures Contracts, cleared swaps or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

During the twelve month reporting period ended December 31, 2014, UNG employed hedging methods such as those described above to the extent it invested in fully-collateralized over-the-counter swap transactions and EFR transactions designed to track percentage changes in the price of the Benchmark Futures Contract. During the year ended December 31, 2014, UNG was exposed to counterparty risk on its fully-collateralized over-the-counter swap transactions with one counterparty, JPMorgan Chase Bank, NA. The over-the-counter swap transaction with JPMorgan Chase Bank, NA was terminated effective April 23, 2014.

UNG anticipates that the use of Other Natural Gas-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of UNG. However, there can be no assurance of this. OTC Contracts may result in higher transaction-related expenses than brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact UNG’s ability to successfully track the Benchmark Futures Contract.

The counterparty credit ratings for the exposure on over-the-counter swap transactions to which UNG was a party that would be owed to UNG due to a default or early termination by UNG’s counterparties as of December 31, 2014 and 2013 were:

	December 31, 2014
Moody’s Credit Rating	Number of Counterparties*	Notional Amount	Credit Exposure	Collateral Held	Exposure, Net of Collateral***
A3	1	$—	$—	$—	$—
Total	1	$—	$—	$—	$—

	December 31, 2013
Moody’s Credit Rating	Number of Counterparties**	Notional Amount	Credit Exposure	Collateral Held	Exposure, Net of Collateral***
Aa3	2	$120,932.565	$(4,196,450)	$32,265,444	$(4,196,450)
Total	2	$120,932.565	$(4,196,450)	$32,265,444	$(4,196,450)

*	The over-the-counter swap transaction with JPMorgan Chase Bank, NA was terminated effective April 23, 2014
**	The over-the-counter swap transaction with Deutsche Bank AG was terminated effective August 30, 2013.
***	The difference reflects minimum transfer amounts for collateral and potentially one day’s movement in the underlying total return, which would be collateralized the following business day.

The aggregate notional amount of UNG’s over-the-counter derivative transactions, all of which consisted of total return swaps, decreased to $0 at December 31, 2014, as compared to $120,932,565 at December 31, 2013. The aggregate notional amount of these derivative transactions, which is not included in the Schedule of Investments, is indicative of UNG’s activities in derivative transactions, but is not an indicator of the level of credit risk associated with these transactions. The aggregate notional amount of UNG’s over-the-counter swap transactions represented approximately 0% of UNG’s total assets as of December 31, 2014.

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

At December 31, 2014 and 2013, UNG’s counterparty posted $0 in cash and $0 in securities as collateral with the Custodian. Under these over-the-counter swap agreements, UNG posted collateral with respect to its obligations of $0 in cash and $0 in securities, such as Treasuries, at December 31, 2014, as compared with $0 in cash and $19,477,185 in securities, such as Treasuries, December 31, 2013.

Item 8.    Financial Statements and Supplementary Data.

United States Natural Gas Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of UNG’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, USCF believes that, as of December 31, 2014, UNG’s internal control over financial reporting is effective.

Attestation Report of Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Auditors’ Report on Internal Control over Financial Reporting

To the Partners of

United States Natural Gas Fund, LP

We have audited the internal control over financial reporting of United States Natural Gas Fund, LP (the “Fund”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2014, of the Fund and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 2, 2015

Report of Independent Registered Public Accounting Firm

To the Partners of

United States Natural Gas Fund, LP

We have audited the accompanying statements of financial condition of United States Natural Gas Fund, LP (the “Fund”) as of December 31, 2014 and 2013, including the schedule of investments as of December 31, 2014 and 2013, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2014, 2013 and 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Natural Gas Fund, LP as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Fund’s internal control over financial reporting.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 2, 2015

United States Natural Gas Fund, LP

Statements of Financial Condition

At December 31, 2014 and 2013

	2014	2013
Assets
Cash and cash equivalents (Notes 2 and 5)	$589,867,333	$792,445,608
Equity in trading accounts:
Cash and cash equivalents	226,160,966	24,147,579
Unrealized gain (loss) on open commodity futures	(167,811,783)	(14,033,910)
Unrealized gain (loss) on open swap contracts	—	(6,654,820)
Receivable for shares sold	3,239,154	159,392,268
Dividends receivable	7,407	8,580
Directors' fees and insurance receivable	17,361	6,459
Prepaid registration fees	650,697	—
ETF transaction fees receivable	—	4,000

Total assets	$652,131,135	$955,315,764

Liabilities and Partners' Capital
Payable for shares redeemed	$—	$14,887,362
General Partner management fees payable (Note 3)	364,245	473,547
Professional fees payable	1,312,648	1,454,406
Brokerage commissions payable	72,750	81,750
License fees payable	27,913	36,535

Total liabilities	1,777,556	16,933,600

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	650,353,579	938,382,164
Total Partners' Capital	650,353,579	938,382,164

Total liabilities and partners' capital	$652,131,135	$955,315,764

Limited Partners' shares outstanding	44,466,476	45,566,476
Net asset value per share	$14.63	$20.59
Market value per share	$14.77	$20.69

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Schedule of Investments

At December 31, 2014

		Unrealized
		Gain (Loss)
		on Open	% of
	Number of	Commodity	Partners'
	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
ICE Natural Gas Futures LD1 H February 2015 contracts, expiring January 2015	31,872	$(64,631,417)	(9.94)
NYMEX Natural Gas Futures NG February 2015 contracts, expiring January 2015	14,545	(103,180,366)	(15.86)
Total Open Futures Contracts*	46,417	$(167,811,783)	(25.80)

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.05%, 2/26/2015	$50,000,000	$49,996,500	7.69
0.04%, 3/26/2015	50,000,000	49,995,916	7.69
0.06%, 4/30/2015	150,000,000	149,972,729	23.06
Total Treasury Obligations		249,965,145	38.44

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	8,087	8,087	0.00	**
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	200,495,952	200,495,952	30.83
Wells Fargo Advantage Government Money Market Fund - Class I	70,001,712	70,001,712	10.76
Total Money Market Funds		270,505,751	41.59
Total Cash Equivalents		$520,470,896	80.03

*	Collateral amounted to $226,156,153 on open future contracts.
**	Represents less than 0.005%.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Schedule of Investments

At December 31, 2013

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Future Contracts – Long
United States Contracts
ICE Natural Gas Futures LD1 H February contracts, expiring January 2014	30,865	$(6,052,720)	(0.65)
NYMEX Natural Gas Futures NG February 2014 contracts, expiring January 2014	9,496	(6,683,290)	(0.71)
NYMEX Natural Gas Futures NN February 2014 contracts, expiring January 2014	9,080	(1,297,900)	(0.14)
Total Open Futures Contracts*	49,441	$(14,033,910)	(1.50)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bills:
0.05%, 2/27/2014	$50,000,000	$49,996,042	5.33
0.07%, 3/27/2014	100,000,000	99,983,472	10.65
0.08%, 4/24/2014**	200,000,000	199,951,347	21.31
Total Treasury Obligations		$349,930,861	37.29

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	61,608,278	61,608,278	6.56
Goldman Sachs Financial Square Funds - Government Fund - Class FS	30,508,087	30,508,087	3.25
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	200,495,952	200,495,952	21.37
Wells Fargo Advantage Government Money Market Fund – Class I	100,001,712	100,001,712	10.66
Total Money Market Funds		392,614,029	41.84
Total Cash Equivalents		$742,544,890	79.13

Open Over-the-Counter Total Return Swap Contracts

	Notional Amount***	Market Value	Unrealized Loss	Termination Dates	Collateral Pledge
Swap agreement to receive return on the Custom Natural Gas Index (UNG) - Excess Return	$120,932,565	$(6,654,820)	$(6,654,820)	4/23/2014	24,147,579	****

*	Collateral amounted to $24,147,579 on open future contracts.
**	Security or partial security segregated as collateral for open over-the-counter total return swap contracts.
***	The aggregate notional amount of UNG’s over-the-counter swap transactions represented 12.66% of UNG’s total assets as of December 31, 2013.
****	Financial instruments.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Statements of Operations

For the years ended December 31, 2014, 2013 and 2012

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed futures contracts	$(47,954,734)	$155,734,315	$(243,672,550)
Realized gain (loss) on closed swap contracts	25,690,444	13,643,971	(75,525,786)
Change in unrealized gain (loss) on open futures contracts	(153,777,873)	562,933	34,395,462
Change in unrealized gain (loss) on open swap contracts	6,654,820	(3,183,881)	9,334,753
Dividend income	88,541	126,075	131,491
Interest income	186,989	200,251	237,662
ETF transaction fees	235,000	224,000	216,000

Total income (loss)	(168,876,813)	167,307,664	(274,882,968)

Expenses
General Partner management fees (Note 3)	4,336,707	5,737,913	6,154,688
Professional fees	1,395,991	1,725,246	1,318,461
Brokerage commissions	2,001,949	2,400,039	3,499,652
Directors' fees and insurance	191,887	199,863	172,837
License fees	108,418	143,884	156,103
Registration fees	238,716	850	(18,588)

Total expenses	8,273,668	10,207,795	11,283,153

Net income (loss)	$(177,150,481)	$157,099,869	$(286,166,121)
Net income (loss) per limited partnership share	$(5.96)	$1.72	$(7.01)
Net income (loss) per weighted average limited partnership share	$(5.51)	$3.21	$(5.39)
Weighted average limited partnership shares outstanding	32,150,038	48,892,503	53,045,948

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Statements of Changes in Partners’ Capital

For the years ended December 31, 2014, 2013 and 2012

	General Partner		Limited Partners	Total

Balances, at December 31, 2011	$—		$1,072,096,173	$1,072,096,173
Addition of 134,625,000 partnership shares*	—		2,558,402,142	2,558,402,142
Redemption of 113,157,981 partnership shares*	—		(2,158,059,538)	(2,158,059,538)
Net income (loss)	—		(286,166,121)	(286,166,121)

Balances, at December 31, 2012	—		1,186,272,656	1,186,272,656
Addition of 112,900,000 partnership shares	—		2,206,756,302	2,206,756,302
Redemption of 130,200,000 partnership shares	—		(2,611,746,663)	(2,611,746,663)
Net income (loss)	—		157,099,869	157,099,869

Balances, at December 31, 2013	—		938,382,164	938,382,164
Addition of 133,400,000 partnership shares	—		3,030,504,891	3,030,504,891
Redemption of 134,500,000 partnership shares	—		(3,141,382,995)	(3,141,382,995)
Net income (loss)	—		(177,150,481)	(177,150,481)

Balances, at December 31, 2014	$—		$650,353,579	$650,353,579

Net Asset Value Per Share:
At December 31, 2011	$25.88	*
At December 31, 2012	$18.87
At December 31, 2013	$20.59
At December 31, 2014	$14.63

*	On February 21, 2012, there was a 4-for-1 reverse share split. The Statements of Changes in Partners’ Capital have been adjusted for the period shown to reflect the 4-for-1 reverse share split on a retroactive basis.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

	Year ended	Year ended	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash Flows from Operating Activities:
Net income (loss)	$(177,150,481)	$157,099,869	$(286,166,121)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(202,013,387)	120,655,920	61,824,405
Unrealized (gain) loss on open futures contracts	153,777,873	(562,933)	(34,395,462)
Unrealized (gain) loss on open swap contracts	(6,654,820)	3,183,881	(9,334,753)
(Increase) decrease in dividends receivable	1,173	7,776	(7,490)
(Increase) decrease in interest receivable	—	—	174
(Increase) decrease in directors' fees and insurance receivable	(10,902)	(4,908)	7,562
(Increase) decrease in prepaid registration fees	(650,697)	—	—
(Increase) decrease in ETF transaction fees receivable	4,000	(2,000)	(1,000)
Increase (decrease) in investment payable	—	—	(772)
Increase (decrease) in General Partner management fees payable	(109,302)	(111,873)	(14,103)
Increase (decrease) in professional fees payable	(141,758)	(148,477)	(461,654)
Increase (decrease) in brokerage commissions payable	(9,000)	(40,500)	(44,000)
Increase (decrease) in license fees payable	(8,622)	(9,665)	(11,289)
Increase (decrease) in registration fees payable	—	(153)	(19,388)
Net cash provided by (used in) operating activities	(232,965,923)	280,066,937	(268,623,891)

Cash Flows from Financing Activities:
Addition of partnership shares	3,186,658,005	2,066,371,800	2,539,394,376
Redemption of partnership shares	(3,156,270,357)	(2,654,503,851)	(2,108,938,724)
Net cash provided by (used in) financing activities	30,387,648	(588,132,051)	430,455,652

Net Increase (Decrease) in Cash and Cash Equivalents	(202,578,275)	(308,065,114)	161,831,761

Cash and Cash Equivalents, beginning of year	792,445,608	1,100,510,722	938,678,961
Cash and Cash Equivalents, end of year	$589,867,333	$792,445,608	$1,100,510,722

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Notes to Financial Statements

For the years ended December 31, 2014, 2013 and 2012

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“UNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. UNG is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UNG’s shares traded on the American Stock Exchange (the “AMEX”). UNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fourth Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UNG is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the daily changes in the price of the futures contract on natural gas traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UNG’s expenses. It is not the intent of UNG to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNG to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UNG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). UNG accomplishes its objective through investments in futures contracts for natural gas, crude oil, diesel-heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of December 31, 2014, UNG held 14,545 NG Futures Contracts traded on the NYMEX, 31,872 Natural Gas Futures LD1 Contracts traded on the ICE Futures and over-the-counter swap transactions with one counterparty, JP Morgan Chase Bank, NA. The over-the-counter swap transaction with JP Morgan Chase Bank, NA was terminated effective April 23, 2014.

UNG commenced investment operations on April 18, 2007 and has a fiscal year ending on December 31. USCF is responsible for the management of UNG. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the AMEX under the ticker symbols “USO” on April 10, 2006, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust (the “Trust”). USCI, CPER, USAG and USMI listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. On January 30, 2015, USCF as the sponsor of the Trust and its series USMI announced that its officers and members had authorized a plan to (i) liquidate USMI, (ii) terminate the continuous offering of USMI, and (iii) deregister USMI under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and therefore, terminate the Trust’s obligation to include USMI on its periodic and current reports with the Securities and Exchange Commission (“SEC”). USCF has submitted written notice to the NYSE Arca of its decision to liquidate USMI, terminate the offering and to terminate USMI’s obligations under the Exchange Act.

USCF intends to file a post-effective amendment on behalf of the Trust and USMI to terminate the offering of the registered and unsold shares of USMI. The NYSE Arca will file a Form 25 with the SEC to affect the withdrawal of the listing of USMI from the NYSE Arca. Delisting from the NYSE Arca will become effective 10 days after the filing date of the Form 25. Provided that USMI continues to meet the applicable legal requirements, USCF intends to file a Form 15 on behalf of the Trust and USMI with the SEC in early April 2015 to suspend the Trust’s duty to include USMI on its reports under Sections 13(a) and 15(d) of the Exchange Act. USMI expects the termination of registration will become effective 90 days after the date of the filing of the Form 15 with the SEC.

All funds listed previously are referred to collectively herein as the “Related Public Funds.”

UNG issues shares to certain authorized purchasers (“Authorized Participants”) by offering baskets consisting of 100,000 shares (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the NAV of a share calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

In addition, Authorized Participants pay UNG a $1,000 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 100,000 shares. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of UNG but rather at market prices quoted on such exchange.

In April 2007, UNG initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG”. On that day, UNG established its initial per share NAV by setting the price at $50.00 per share and issued 200,000 shares in exchange for $10,001,000. UNG also commenced investment operations on April 18, 2007 by purchasing Futures Contracts traded on the NYMEX based on natural gas. As of December 31, 2014, UNG had registered a total of 1,680,000,000 shares.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statements of operations. UNG earns interest on its assets denominated in U.S. dollars on deposit with the FCM at the overnight Federal Funds Rate less 32 basis points. In addition, UNG earns income on funds held at the custodian or FCM at prevailing market rates earned on such investments.

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

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2011. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2014.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

UNG receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in UNG’s statements of financial condition as receivable for shares sold, and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of UNG in proportion to the number of shares each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Per Share Net Asset Value (“NAV”)

UNG’s per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. UNG uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2014.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2014, 2013 and 2012, UNG incurred $238,716, $850 and $(18,588), respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2014 were $567,863 for UNG and the Related Public Funds. UNG’s portion of such fees and expenses for the year ended December 31, 2014 was $191,887. For the year ended December 31, 2013, these fees and expenses were $555,465 for UNG and the Related Public Funds. UNG’s portion of such fees and expenses for the year ended December 31, 2013 was $199,863. For the year ended December 31, 2012, these fees and expenses $540,586 for UNG and the Related Public Funds. UNG’s portion of such fees and expenses for the year ended December 31, 2012 was $172,837. Effective as of April 1, 2010, UNG also became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF, UNG and the Related Public Funds, except USCI, USAG, CPER and USMI.

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, UNG and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, UNG and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2014, 2013 and 2012, UNG incurred $108,418, $143,884 and $156,103, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs were approximately $1,385,000, $1,700,000, and $1,900,000 for the years ended December 31, 2014, 2013 and 2012.

Other Expenses and Fees

In addition to the fees described above, UNG pays all brokerage fees, transaction costs for over-the-counter swaps, taxes and other expenses in connection with the operation of UNG, excluding costs and expenses paid by USCF as outlined in “Note 4- Contracts and Agreements” below.

NOTE 4 - CONTRACTS AND AGREEMENTS

UNG is party to a marketing agent agreement, dated as of April 17, 2007, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UNG as outlined in the agreement. The fees of the Marketing Agent, which are borne by USCF, are equal to 0.06% on UNG’s assets up to $3 billion and 0.04% on UNG’s assets in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution related services exceed 10% of the gross proceeds of UNG’s offering.

The above fees do not include website construction and development, which are also borne by USCF.

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

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Total commissions accrued to brokers	$2,010,949	$2,400,039	$3,499,652
Commissions accrued as a result of rebalancing	$1,623,581	$2,036,257	$2,954,424
Percentage of commissions accrued as a result of rebalancing	81.10%	84.84%	84.42%
Commissions accrued as a result of creation and redemption activity	$378,368	$363,782	$545,228
Percentage of commissions accrued as a result of creation and redemption activity	18.90%	15.16%	15.58%

The decrease in the total commissions accrued to brokers for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily the result of decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded. The decrease in the total commissions accrued to brokers for the year ended December 31, 2013 as compared to the year ended December 31, 2012, was the result of two factors: i) decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded and ii) a reduction in average commission rates during the year ended December 31, 2013. As an annualized percentage of average daily total net assets, the figure for the year ended December 31, 2014 represents approximately 0.28% of average daily total net assets. By comparison, the figure for the year ended December 31, 2013 represents approximately 0.25% of average daily total net assets and the figure for the year ended December 31, 2012 represented approximately 0.33% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with a FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

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

All of the futures contracts held by UNG were exchange-traded futures contracts, cleared swaps or fully-collateralized over-the-counter swaps through December 31, 2014. The liquidity and credit risks associated with exchange-traded contracts and cleared swaps are generally perceived to be less than those associated with over-the-counter swap transactions since, in over-the-counter swap transactions, a party must rely solely on the credit of its respective individual counterparties. As of December 31, 2014, UNG maintained no over-the-counter swap transactions. The over-the-counter swap transaction with JPMorgan Chase Bank, NA was terminated effective April 23, 2014. Over-the counter swap transactions subject UNG to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. However, as compared to its over-the-counter swap transactions, it may more easily realize value by reselling its futures contracts. In addition, UNG bears the risk of financial failure by the clearing broker.

At December 31, 2014, UNG’s counterparties posted $0 in cash and $0 in securities as collateral with UNG’s custodian, as compared with $0 in cash and $0 in securities for the year ended December 31, 2013. Under these agreements, UNG posted collateral with respect to its obligations of $0 in cash and $0 in securities, such as Treasuries, at December 31, 2014, as compared with $0 in cash and $19,477,185 in securities at December 31, 2013.

UNG’s cash and other property, such as Treasuries, deposited with a FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of a FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a FCM could result in the complete loss of UNG’s assets posted with that FCM; however, the majority of UNG’s assets are held in Treasuries, cash and/or cash equivalents with UNG’s custodian and would not be impacted by the insolvency of a FCM. The failure or insolvency of UNG’s custodian, however, could result in a substantial loss of UNG’s assets.

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2014 and December 31, 2013, UNG held investments in money market funds in the amounts of $270,505,751 and $392,614,029, respectively. UNG also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of December 31, 2014 and December 31, 2013, UNG held cash deposits and investments in Treasuries in the amounts of $545,522,548 and $423,979,158, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCM cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2014, 2013 and 2012. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Per Share Operating Performance:

Net asset value, beginning of year	$20.59	$18.87	$25.88 *
Total income (loss)	(5.70)	1.93	(6.80)
Net expenses	(0.26)	(0.21)	(0.21)
Net increase (decrease) in net asset value	(5.96)	1.72	(7.01)
Net asset value, end of year	$14.63	$20.59	$18.87

Total Return	(28.95)%	9.11%	(27.09)%

Ratios to Average Net Assets
Total income (loss)	(23.36)%	17.44%	(26.42)%
Expenses excluding management fees	0.54%	0.47%	0.49%
Management fees	0.60%	0.60%	0.59%
Net income (loss)	(24.51)%	16.38%	(27.50)%

*	On February 21, 2012, there was a 4-for-1 reverse share split. The Financial Highlights have been adjusted for the periods shown to reflect the 4-for-1 reverse share split on a retroactive basis.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UNG.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2014 and 2013.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2014	2014	2014	2014
Total income (loss)	$155,083,163	$15,991,068	$(64,717,705)	$(275,233,339)
Total expenses	2,262,092	2,069,407	2,049,423	1,892,746
Net income (loss)	$152,821,071	$13,921,661	$(66,767,128)	$(277,126,085)
Net income (loss) per share	$3.76	$0.23	$(2.48)	$(7.47)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2013	2013	2013	2013
Total income (loss)	$166,838,065	$(117,977,008)	$(13,383,047)	$131,829,654
Total expenses	2,717,110	2,473,605	2,510,685	2,506,395
Net income (loss)	$164,120,955	$(120,450,613)	$(15,893,732)	$129,323,259
Net income (loss) per share	$3.06	$(3.04)	$(0.59)	$2.29

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

The following table summarizes the valuation of UNG’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$520,470,896	$520,470,896	$–	$–
Exchange-Traded Futures Contracts	(167,811,783)	$(167,811,783)	–	–

During the year ended December 31, 2014, there were no transfers between Level I and Level II.

Following is a reconciliation of assets in which significant observable inputs (Level 3) were used in determining fair value as of December 31, 2014:

Total Return Swap Contracts
Beginning balance as of 12/31/13	$(6,654,820)
Realized gain (loss)*	—
Change in unrealized gain (loss)	6,654,820
Ending balance as of 12/31/14	$—

*	The realized gain (loss) incurred during the fiscal year ended December 31, 2014 for total return swaps was $25,690,444.

The following table summarizes the valuation of UNG’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$742,544,890	$742,544,890	$–	$–
Exchange-Traded Futures Contracts	(14,033,910)	(14,033,910)	–	–
Exchange-Traded Cleared Swap Contracts	–	–	–	–
Over-the-Counter Total Return Swap Transactions	(6,654,820)	–	–	(6,654,820)

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

Following is a reconciliation of assets in which significant observable inputs (Level 3) were used in determining fair value as of December 31, 2013:

Total Return Swap Contracts
Beginning balance as of 12/31/12	$(3,470,939)
Realized gain (loss)*	–
Change in unrealized gain (loss)	(3,183,881)
Ending balance as of 12/31/13	$(6,654,820)

*	The realized loss incurred during the fiscal year ended December 31, 2013 for total return swaps was $13,643,971.

Effective January 1, 2009, UNG adopted the provisions of Accounting Standards Codification 815—Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not	Statements of
Accounted	Financial	Fair Value	Fair Value
for as Hedging	Condition	At	At
Instruments	Location	December 31, 2014	December 31, 2013
Futures –Commodity Contracts	Assets	$(167,811,783)	$(14,033,910)
Swaps - Commodity Contracts	Assets	—	(6,654,820)

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the year ended		For the year ended
		December 31, 2014		December 31, 2013		December 31, 2012
			Change in		Change in		Change in
	Location of	Realized Gain	Unrealized	Realized Gain	Unrealized	Realized Gain	Unrealized
	Gain	(Loss) on	Gain	(Loss) on	Gain	(Loss) on	Gain
Derivatives	(Loss) on	Derivatives	(Loss) on	Derivatives	(Loss) on	Derivatives	(Loss) on
not Accounted	Derivatives	Recognized	Derivatives	Recognized	Derivatives	Recognized	Derivatives
for as Hedging	Recognized	in	Recognized	in	Recognized	in	Recognized
Instruments	in Income	Income	in Income	Income	in Income	Income	in Income
Futures – Commodity Contracts	Realized gain (loss) on closed futures positions	$(47,954,734)		$155,734,315		$(243,672,550)
	Change in unrealized gain (loss) on open futures positions		$(153,777,873)		$562,933		$34,395,462
Swaps – Commodity Contracts	Realized gain (loss) on closed swap contracts	$25,690,444		13,643,971		$(75,525,786)
	Change in unrealized gain (loss) on open swap contracts		$6,654,820		$(3,183,881)		$9,334,753

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

NOTE 10 – SUBSEQUENT EVENTS

UNG has performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments other than noted below:

On January 14, 2015, Mr. Howard Mah, Management Director, Chief Financial Officer (Principal Accounting Officer), Secretary and Treasurer of United States Commodity Funds LLC, general partner of United States Natural Gas Fund, LP, tendered his resignation effective as soon as the Board of Directors of USCF accepts and appoints a suitable replacement, but no later than the close of business July 15, 2015. In order to ensure an orderly transition, Mr. Mah will remain as the Management Director and Chief Financial Officer (Principal Accounting Officer) of USCF until such time.

On January 26, 2015, Mr. Nicholas D. Gerber was appointed Chief Executive Officer, President and Secretary of Concierge Technologies, Inc. (“Concierge”), a supplier of mobile video recording devices through its wholly owned subsidiary Janus Cam. Concierge is not affiliated with USCF and the Related Public Funds, other than through ownership by common control. Concierge is a publicly traded company under the ticker symbol “CNGC.”

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

Part III

Item 10.   Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. UNG has no executive officers. Pursuant to the terms of the LP Agreement, UNG’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Capacity
Nicholas D. Gerber	President, Chief Executive Officer and Management Director of USCF
Howard Mah	Chief Financial Officer, Secretary, Treasurer and Management Director of USCF
Andrew F. Ngim	Management Director of USCF and Portfolio Manager
John T. Hyland	Chief Investment Officer of USCF
Carolyn M. Yu	Chief Compliance Officer of USCF
John P. Love	Senior Portfolio Manager
Ray W. Allen	Portfolio Manager
Christopher P. Mullen	Assistant Portfolio Manager
Gordon L. Ellis	Independent Director of USCF
Malcolm R. Fobes	Independent Director of USCF
Peter M. Robinson	Independent Director of USCF

Nicholas D. Gerber, 52, President and Chief Executive Officer since June 2005. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From January 26, 2015 to the present, Mr. Gerber is also the Chief Executive Officer, President and Secretary of Concierge Technologies, Inc. (“Concierge”), a supplier of mobile video recording devices thru its wholly owned subsidiary Janus Cam. Concierge is not affiliated with USCF and the Related Public Funds, other than through ownership by common control. Concierge is a publicly traded company under the ticker symbol “CNGC.” From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. From the period August 2014 to the present, Mr. Gerber also serves as President (Principal Executive Officer) and Management Trustee of the USCF ETF Trust, an investment company registered under the Investment Company Act of 1940, as amended, as well as President of USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. He has served as a Management Director of USCF since May 2005 and has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a BA from Skidmore College and holds an NFA Series 3 registration.

Howard Mah, 50, Secretary, Chief Financial Officer and Treasurer of USCF since June 2005, May 2006 and February 2012, respectively. Mr. Mah co-founded USCF and has served as a Management Director since May 2005. He has been a principal of USCF listed with the CFTC and NFA since November 2005 and its Chief Compliance Officer from May 2006 to February 2013. From the period August 2014 to the present, Mr. Mah also serves as Chief Compliance Officer, Treasurer (Principal Accounting Officer) and Management Trustee of the USCF ETF Trust, as well as Chief Financial Officer of USCF Advisers LLC. Mr. Mah has served as Chief Compliance Officer for Ameristock Corporation which he co-founded in March 1995; Secretary of Ameristock Mutual Fund, Inc. from June 1995 to January 2013 and its Chief Compliance Officer from August 2004 to January 2013. Mr. Mah also served as a tax and finance consultant in private practice from January 1995 to December 2013. Mr. Mah earned his MBA degree in finance from the University of San Francisco and a BEd from the University of Alberta.

Andrew F. Ngim, 54, co-founded USCF in 2005 and has served as a Management Director since May 2005. Mr. Ngim has served as the portfolio manager for USCI, CPER, USAG and USMI since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. Prior to and concurrent with his services to USCF, from January 1999 to January 2013 Mr. Ngim served as a Managing Director for Ameristock Corporation which he co-founded in March 1995 and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. From the period September 2014 to the present, Mr. Ngim also serves as portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust, as well as a Management Trustee of the USCF ETF Trust from the period of August 2014 to the present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ngim earned his BA from the University of California at Berkeley.

John T. Hyland, 55, Chief Investment Officer since January 2008. Mr. Hyland has also served as a portfolio manager for USCF from April 2006 until June 2012. He has been listed with the CFTC and NFA as an associate member and associated person of USCF since December 2005, principal and swap associated person since January 2006 and August 2013, respectively. Mr. Hyland graduated from the University of California at Berkeley, holds an NFA Series 3 registration and is a CFA Charterholder.

Carolyn M. Yu, 56, Chief Compliance Officer and Associate Counsel since February 2013 and August 2011, respectively. From the period August 2014 to the present, Ms. Yu also serves as Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust, as well as Chief Compliance Officer of USCF Advisers LLC. Previously, Ms. Yu served as Branch Chief with the Securities Enforcement Branch for the State of Hawaii, Department of Commerce and Consumer Affairs from February 2008 to August 2011. She has been a principal of USCF listed with the CFTC and NFA since August 2013. Ms. Yu earned her JD from Golden Gate University School of Law and a BS in business administration from San Francisco State University.

John P. Love, 43, Senior Portfolio Manager of USCF since March 2010. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006.  Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010.  Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Mr. Love also serves as a portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust from the period of September 2014 to the present. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love was previously an associated person of USCF registered from December 1, 2005 to April 16, 2009. Mr. Love earned a BA from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Ray W. Allen, 58, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of UGA from February 2008 until March 2010, the portfolio manager of UHN from April 2008 until March 2010 and the portfolio manager of UNL from November 2009 until March 2010. Mr. Allen has been the portfolio manager of DNO since September 2009, and the portfolio manager of USO and USL since March 2010 and the manager of BNO since June 2010. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and was an associated person of USCF from March 2008 to November 2012. Mr. Allen earned a BA in economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Christopher P. Mullen, 24, Assistant Portfolio Manager of USCF since September 2014. Prior to working at USCF, Mr. Mullen was an undergraduate student at Marquette University from May 2008 until May of 2012. From 2008 until July 2011, he was a full time student. While a student, Mr. Mullen also worked as a Media Relations Intern with the Milwaukee Brewers, from July 2011 until June 2012. From June 2012 until October 2012, Mr. Mullen was unemployed. Starting in October 2012 until February 2013, Mr. Mullen was employed as a Public Relations Intern for the Public Affairs Company. From February 2013, through August 2014, Mr. Mullen served as a Financial Analyst for USCF. In September 2014, Mr. Mullen was promoted to Assistant Portfolio Manager. Mr. Mullen earned his BA from Marquette University in May of 2012.

Gordon L. Ellis, 68, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., its Class 1 Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as a director of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc. International Absorbents, Inc. and Absorption Corp. were sold to a private investment banking firm in May 2010. Mr. Ellis serves as a director of the privatized firm since May 2010. Concurrent with that, he founded and has served as Chairman of Lupaka Gold Corp. since November 2000. Between, November 2000 to May 2010, Lupaka Gold Corp. was known as Kcrok Enterprises Ltd. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 50, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the 1940 Act. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the 1940 Act, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a BS in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 57, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

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

Audit Committee

The Board of USCF has an audit committee which is made up of the three independent directors (Gordon L. Ellis, Malcolm R. Fobes III and Peter M. Robinson). The audit committee is governed by an audit committee charter that is posted on UNG’s website at www.unitedstatescommodityfunds.com. Any shareholder of UNG may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259. The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter. The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Executive Sessions of the Non-Management Directors

In accordance with the Corporate Governance Policy of USCF, the non-management directors of the Board (who are the same as the independent directors of the Board) meet separately from the other directors in regularly scheduled executive sessions, without the presence of Management Directors or executive officers of USCF. The non-management directors have designated Gordon L. Ellis to preside over each such executive session. Interested parties who wish to make their concerns known to the non-management directors may communicate directly with Mr. Ellis by writing to 475 Milan Drive, No. 103, San Jose, CA 95134-2453 or by e-mail at uscf.director@gmail.com.

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Nicholas Gerber, who is also the President and CEO of USCF. The Board’s responsibilities include (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of UNG’s independent auditors and the oversight of UNG’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and UNG’s customers, employees, suppliers and the communities impacted by UNG. The non-management directors have designated Gordon L. Ellis as the presiding independent director. Mr. Ellis’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to UNG’s Corporate Governance Policy.

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

Item 11.   Executive Compensation.

Compensation to USCF and Other Compensation

UNG does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of UNG and other entities controlled by USCF. UNG does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. UNG pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.60% of average daily net assets of UNG for the first $1,000,000,000 and 0.50% of average daily total net assets of UNG for amounts above $1,000,000,000. For 2014, UNG accrued aggregate management fees of $4,336,707.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2014, by the directors of USCF. UNG’s portion of the aggregate fees paid to the directors for the year ended December 31, 2014 was $100,874.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$—	NA	NA	NA	$—	$—	$—
Andrew F. Ngim	$—	NA	NA	NA	$—	$—	$—
Howard Mah	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$102,000	NA	NA	NA	$0	$–	$102,000
Gordon L. Ellis	$102,000	NA	NA	NA	$0	$–	$102,000
Malcolm R. Fobes III(1)	$122,000	NA	NA	NA	$0	$–	$122,000

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

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

Director Independence

In February 2015, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, UNG or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.  Principal Accountant Fees and Services.

The fees for services billed to UNG by its independent auditors for the last two fiscal years are as follows:

	2014	2013
Audit fees	$165,000	$160,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$165,000	$160,000

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(2)	Fourth Amended and Restated Agreement of Limited Partnership.
3.3(3)	Fifth Amended and Restated Limited Liability Company Agreement of USCF.
10.1(4)	Form of Initial Authorized Participant Agreement.
10.2(5)	Marketing Agent Agreement.
10.3(5)	Amendment Agreement to the Marketing Agent Agreement.
10.4(6)	Second Amendment Agreement to the Marketing Agent Agreement.
10.5(7)	Third Amendment Agreement to the Marketing Agent Agreement.

10.6(8)	License Agreement.
10.7(9)	Third Amendment to the License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.8(5)	Custodian Agreement.
10.9(5)	Amendment Agreement to the Custodian Agreement.
10.10(6)	Second Amendment Agreement to the Custodian Agreement.
10.11(5)	Administrative Agency Agreement.
10.12(5)	Amendment Agreement to the Administrative Agency Agreement.
10.13(6)	Second Amendment Agreement to the Administrative Agency Agreement.
10.14(10)	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.
14.1(11)	Code of Ethics.
23.1(11)	Consent of Independent Registered Public Accounting Firm.
31.1(11)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(11)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(11)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(11)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-137871) filed on October 6, 2006.
(2)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-3 (File No. 333-176938) filed on April 2, 2013.
(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2011, filed on February 29, 2012.
(4)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No.333-137871) filed on March 9, 2007.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 9, 2009.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2012, filed on February 27, 2013.
(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 1, 2010.
(11)	Filed herewith.

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

Date: March 2, 2015

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 2, 2015
Nicholas D. Gerber

/s/ Howard Mah	Management Director	March 2, 2015
Howard Mah

/s/ Andrew Ngim	Management Director	March 2, 2015
Andrew Ngim

/s/ Peter M. Robinson	Independent Director	March 2, 2015
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 2, 2015
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 2, 2015
Malcolm R. Fobes III

