Form 10-Q
period 2015-03-31
United States Natural Gas Fund, LP
filed 2015-05-07
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

UNITED STATES NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 5)	$542,325,884	$589,867,333
Equity in trading accounts:
Cash and cash equivalents	104,964,284	226,160,966
Unrealized gain (loss) on open commodity futures contracts	(40,112,026)	(167,811,783)
Receivable for shares sold	9,298,807	3,239,154
Dividends receivable	7,152	7,407
Directors' fees and insurance receivable	71,817	17,361
Prepaid registration fees	896,737	650,697

Total assets	$617,452,655	$652,131,135

Liabilities and Partners' Capital
Professional fees payable	$725,711	$1,312,648
General Partner management fees payable (Note 3)	315,658	364,245
Brokerage commissions payable	72,750	72,750
License fees payable	25,560	27,913

Total liabilities	1,139,679	1,777,556

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	616,312,976	650,353,579
Total Partners' Capital	616,312,976	650,353,579

Total liabilities and partners' capital	$617,452,655	$652,131,135

Limited Partners' shares outstanding	46,466,476	44,466,476
Net asset value per share	$13.26	$14.63
Market value per share	$13.24	$14.77

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2015

		Unrealized
		Gain (Loss)
		on Open
	Number of	Commodity	% of Partners'
	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
ICE Natural Gas Futures LD1 H May 2015 contracts, expiring April 2015	31,872	$(13,545,980)	(2.20)
NYMEX Natural Gas Futures NG May 2015 contracts, expiring April 2015	15,378	(26,566,046)	(4.31)
Total Open Futures Contracts *	47,250	$(40,112,026)	(6.51)

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.06%, 4/30/2015	$150,000,000	$149,993,354	24.34

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class SL	8,087	8,087	0.00	**
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	200,495,952	200,495,952	32.53
Wells Fargo Advantage Government Money Market Fund - Class I	40,001,712	40,001,712	6.49
Total Money Market Funds		240,505,751	39.02
Total Cash Equivalents		$390,499,105	63.36

* Collateral amounted to $104,951,993 on open futures contracts.

** Represents less than 0.005%.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2015 and 2014

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed futures contracts	$(169,165,645)	$124,087,654
Realized gain (loss) on closed swap contracts	-	15,395,289
Change in unrealized gain (loss) on open futures contracts	127,699,757	9,533,225
Change in unrealized gain (loss) on open swap contracts	-	5,900,982
Dividend income	21,006	22,947
Interest income	38,260	66,066
ETF transaction fees	48,000	77,000

Total income (loss)	(41,358,622)	155,083,163

Expenses
General Partner management fees (Note 3)	966,289	1,184,968
Professional fees	346,055	411,877
Brokerage commissions	605,947	570,846
Directors' fees and insurance	34,299	50,587
License fees	24,157	29,625
Registration fees	74,959	14,189

Total expenses	2,051,706	2,262,092

Net income (loss)	$(43,410,328)	$152,821,071
Net income (loss) per limited partnership share	$(1.37)	$3.76
Net income (loss) per weighted average limited partnership share	$(0.95)	$4.51
Weighted average limited partnership shares outstanding	45,649,809	33,889,809

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2015

	General Partner	Limited Partners	Total

Balances, at December 31, 2014	$-	$650,353,579	$650,353,579
Addition of 33,800,000 partnership shares	-	473,226,649	473,226,649
Redemption of 31,800,000 partnership shares	-	(463,856,924)	(463,856,924)
Net income (loss)	-	(43,410,328)	(43,410,328)

Balances, at March 31, 2015	$-	$616,312,976	$616,312,976

Net Asset Value Per Share:
At December 31, 2014	$14.63
At March 31, 2015	$13.26

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2015 and 2014

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(43,410,328)	$152,821,071
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading accounts - cash and cash equivalents	121,196,682	(45,016,481)
Unrealized (gain) loss on open futures contracts	(127,699,757)	(9,533,225)
Unrealized (gain) loss on open swap contracts	-	(5,900,982)
(Increase) decrease in directors' fees and insurance receivable	(54,456)	(72,079)
(Increase) decrease in dividends receivable	255	934
(Increase) decrease in prepaid registration fees	(246,040)	(874,373)
(Increase) decrease in ETF transaction fees receivable	-	3,000
Increase (decrease) in professional fees payable	(586,937)	(626,094)
Increase (decrease) in General Partner management fees payable	(48,587)	(88,693)
Increase (decrease) in license fees payable	(2,353)	(5,803)
Net cash provided by (used in) operating activities	(50,851,521)	90,707,275

Cash Flows from Financing Activities:
Addition of partnership shares	467,166,996	1,287,838,036
Redemption of partnership shares	(463,856,924)	(1,560,405,091)
Net cash provided by (used in) financing activities	3,310,072	(272,567,055)

Net Increase (Decrease) in Cash and Cash Equivalents	(47,541,449)	(181,859,780)

Cash and Cash Equivalents, beginning of period	589,867,333	792,445,608
Cash and Cash Equivalents, end of period	$542,325,884	$610,585,828

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2015 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“UNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. UNG is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UNG’s shares traded on the American Stock Exchange (the “AMEX”). UNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fourth Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UNG is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana as measured by the daily changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”), that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UNG’s expenses. It is not the intent of UNG to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNG to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UNG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). The net assets of UNG consist primarily of investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, diesel-heating oil, gasoline and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments including those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q. As of March 31, 2015, UNG held 15,378 NG Futures May 2015 Contracts traded on the NYMEX and 31,872 LD1 H Futures May 2015 Contracts traded on the ICE Futures US.

UNG commenced investment operations on April 18, 2007 and has a fiscal year ending on December 31. USCF is responsible for the management of UNG. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the AMEX under the ticker symbols “USO” on April 10, 2006, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the United States Agriculture Index Fund (“USAG”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively.

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

In April 2007, UNG initially registered 30,000,000 shares on Form S-1 with the SEC. On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG”. On that day, UNG established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,001,000. UNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As a result of the acquisition of the AMEX by NYSE Euronext, UNG commenced trading on the NYSE Arca on November 25, 2008. As of March 31, 2015, UNG had registered a total of 1,680,000,000 shares.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. UNG earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant (“FCM”). In addition, UNG earns income on funds held at the custodian or FCM at prevailing market rates earned on such investments.

Investments in OTC total return swap contracts (see Note 5) are arrangements to exchange a periodic payment for a market-linked return, each based on a notional amount. To the extent that the total return of the commodity future, security or index underlying the transaction exceeds or falls short of the offsetting periodic payment obligation, UNG receives a payment from, or makes a payment to, the swap counterparty. The OTC swap contracts are valued daily based upon the appreciation or depreciation of the underlying securities subsequent to the effective date of the contract. Changes in the value of the swaps are reported as unrealized gains and losses and periodic payments are recorded as realized gains or losses in the accompanying condensed statements of operations.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Swap Premiums

Upfront fees paid by UNG for OTC swap contracts are reflected on the condensed statements of financial condition and represent payments made upon entering into a swap agreement to compensate for differences between the stated terms of the agreement and prevailing market conditions. The fees are amortized daily over the term of the swap agreement.

Income Taxes

UNG is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2011. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2015.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

UNG receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in UNG’s condensed statements of financial condition as receivable for shares sold, and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

Authorized Participants pay UNG a fee of $1,000 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2015.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2015, UNG incurred $74,959 in registration fees and other offering expenses. For the three months ended March 31, 2014, UNG incurred $14,189 registration fees and other offering expenses.

Directors’ Fees and Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2015 are estimated to be a total of $174,892 for UNG and $560,625 for UNG and the Related Public Funds.

Licensing Fees

UNG and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2015 and 2014, UNG incurred $24,157 and $29,625, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs are estimated to be $1,500,000 for the year ending December 31, 2015.

Other Expenses and Fees

In addition to the fees described above, UNG pays all brokerage fees, transaction costs for OTC swaps and other expenses in connection with the operation of UNG, but excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below.

NOTE 4 — CONTRACTS AND AGREEMENTS

UNG is party to a marketing agent agreement, dated as of April 17, 2007, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UNG as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on UNG’s assets up to $3 billion and 0.04% on UNG’s assets in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent or an affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of UNG’s offering.

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

On October 8, 2013, UNG entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UNG’s FCM, effective October 10, 2013. Prior to October 10, 2013, the FCM was UBS Securities LLC. The agreement with RBC requires it to provide services to UNG in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through RBC Capital for UNG’s account. In accordance with the agreement, RBC Capital charges UNG commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNG also incurs commissions to brokers for the purchase and sales of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Total commissions accrued to brokers	$605,947	$570,846
Total commissions as an annualized percentage of average net assets	0.38%	0.29%
Commissions accrued as a result of rebalancing	$539,173	$409,673
Percentage of commissions accrued as a result of rebalancing	88.98%	71.77%
Commissions accrued as a result of creation and redemption activity	$66,774	$161,173
Percentage of commissions accrued as a result of creation and redemption activity	11.02%	28.23%

The increase in the total commissions accrued to brokers for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was a result of several factors, including the fact that UNG held fewer futures contracts in the first quarter of 2014 because some of the fund’s exposure to Natural Gas was held via over-the-counter swaps and because the futures price was more expensive during the same period last year, meaning UNG could afford fewer contracts.

UNG and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby UNG was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, UNG and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. UNG expressly disclaims any association with the NYMEX or endorsement of UNG by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

NOTE 5 — FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

UNG engages in the trading of futures contracts, options on futures contracts, cleared swaps and OTC swaps (collectively, “derivatives”). UNG is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

UNG may enter into futures contracts, options on futures contracts, cleared swaps and OTC swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are OTC agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange OTC swap transaction agree to extinguish their OTC contract and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of UNG’s investment contracts were exchange-traded futures contracts or fully-collateralized OTC swaps through March 31, 2015. UNG held no OTC swaps as of April 23, 2014. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions, since, in OTC transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

At March 31, 2015, UNG did not hold any OTC swap agreements, as compared to March 31, 2014 when UNG held one OTC swap agreement whereby UNG’s counterparty posted $0 in cash and $2,801,205 in securities.

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

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2015 and December 31, 2014, UNG held investments in money market funds in the amounts of $240,505,751 and $270,505,751, respectively. UNG also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2015 and December 31, 2014, UNG held cash deposits and investments in Treasuries in the amounts of $406,784,417 and $545,522,548, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2015 and 2014 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2015 (Unaudited)	For the three months ended March 31, 2014 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$14.63	$20.59
Total income (loss)	(1.33)	3.83
Total expenses	(0.04)	(0.07)
Net increase (decrease) in net asset value	(1.37)	3.76
Net asset value, end of period	$13.26	$24.35

Total Return	(9.36)%	18.26%

Ratios to Average Net Assets
Total income (loss)	(6.33)%	19.36%
Expenses excluding management fees*	0.67%	0.55%
Management fees*	0.60%	0.60%
Net income (loss)	(6.65)%	19.08%

*	Annualized.

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

 The following table summarizes the valuation of UNG’s securities at March 31, 2015 using the fair value hierarchy:

At March 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$390,499,105	$390,499,105	$—	$—
Exchange-Traded Futures Contracts	(40,112,026)	(40,112,026)

During the three months ended March 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UNG’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$520,470,896	$520,470,896	$—	$—
Exchange-Traded Futures Contracts	(167,811,783)	(167,811,783)

During the year ended December 31, 2014, there were no transfers between Level I and Level II.

Following is a reconciliation of assets in which significant observable inputs (Level 3) were used in determining fair value as of December 31, 2014:

Total Return Swap Contracts
Beginning balance as of 12/31/13	$(6,654,820)
Realized gain (loss)*	—
Change in unrealized gain (loss)	6,654,820
Ending balance as of 12/31/14	$—

*	The realized gain (loss) incurred during the fiscal year ended December 31, 2014 for total return swaps was $25,690,444.

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$(40,112,026)	$(167,811,783)
Swaps - Commodity Contracts	Assets	—	—

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2015		For the three months ended March 31, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed futures contracts	$(169,165,645)		$124,087,654

	Change in unrealized gain (loss) on open futures contracts		$127,699,757		$9,533,225

Swaps - Commodity Contracts	Realized gain (loss) on closed swap contracts	$-		$15,395,289

	Change in unrealized gain (loss) on open swap contracts		$-		$5,900,982

NOTE 8 — SUBSEQUENT EVENTS

UNG has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments, other than as noted below:

Mr. Howard Mah, Management Director, Chief Financial Officer (Principal Accounting Officer), Secretary and Treasurer of USCF, general partner of United States Natural Gas Fund, LP, tendered his resignation effective May 15, 2015. It is anticipated that Mr. Stuart Crumbaugh, who was hired by USCF on April 6, 2015, will be appointed the Chief Financial Officer (Principal Accounting Officer), Secretary and Treasurer effective on May 15, 2015 (concurrently with the Board of Directors’ accepting Mr. Mah’s resignation).

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

Introduction

UNG, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of UNG is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes, in percentage terms, of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes, in percentage terms, in the price of the futures contract for natural gas traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less UNG’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. It is not the intent of UNG to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNG to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of UNG, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below).

UNG invests in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts and OTC transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Natural Gas Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q.

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

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If UNG and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net position back to the accountability level. As of March 31, 2015, UNG held 15,378 NYMEX Natural Gas Futures NG contracts and 31,872 Natural Gas Futures LD1 H Contracts traded on the ICE Futures US. UNG exceeded accountability levels of the NYMEX during the three months ended March 31, 2015, when it held a maximum of 15,378 Natural Gas Futures NG contracts. No action was taken by the NYMEX and UNG did not reduce the number of Natural Gas Futures Contracts held as a result. UNG exceeded accountability levels of ICE Futures during the three months ended March 31, 2015, when it held a maximum of 31,872 Natural Gas Futures LD1 H Contracts, exceeding the “any” month limit. No action was taken by ICE Futures and UNG did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the three months ended March 31, 2015, UNG did not exceed position limits imposed by the NYMEX and ICE Futures.

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

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter (“OTC”), DCMs, SEFs as well as non-U.S. located platforms. Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UNG may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect UNG, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of UNG to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UNG. See “Commodity Interest Markets – Regulation” in this quarterly report on Form 10-Q for additional information.

 Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of UNG to achieve its investment objective.

“Swap” Transactions

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes regulatory requirements on certain “swap” transactions that UNG is authorized to engage in that may ultimately impact the ability of UNG to meet its investment objective. The term “swap” is broadly defined to include various types of OTC derivatives, including swaps and options.

Regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. As of June 10, 2013, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear certain credit default swaps and interest rate swaps. As a result, if UNG enters into or has entered into certain interest rate and credit default swaps, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require UNG to centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

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

Money Market Reform

On July 23, 2014, the SEC adopted to reform money market funds such that institutional prime money market funds will float their net asset value as well as impose rules such that all money market funds’ boards of directors will be required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates. Money market funds have two years from the date of adoption to implement the reform. UNG currently invests in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Futures Contracts. It is unclear at this time what the impact of money market reform would have on UNG’s ability to hedge risk, however, the imposition of a floating net asset value could cause UNG to limit remaining assets solely in Treasuries and cash.

As regulatory requirements are constantly evolving, it is difficult to predict the effect any regulatory changes may have on UNG.

Price Movements

Natural gas futures prices were volatile during the three months ended March 31, 2015. The price of the Benchmark Futures Contract started the period at $2.889 per million British thermal shares (“MMBtu”). The low of the period was on February 6, 2015, when the price dropped to $2.579 per MMBtu. The high of the period was January 14, 2015, when the price reached $3.233 per MMBtu. The period ended with the Benchmark Futures Contract at $2.640 per MMBtu, a decrease of approximately 8.62% over the period. UNG’s per share NAV began the period at $14.63 and ended the period at $13.26 on March 31, 2015, a decrease of approximately 9.36% over the period. UNG’s per share NAV reached its high for the period on January 14, 2015 at $16.36 and reached its low for the period February 6, 2015 at $13.16. The Benchmark Futures Contract prices listed above began with the February 2015 contracts and ended with the May 2015 Contracts. The decrease of approximately 8.62% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG’s Benchmark.”

During the three months ended March 31, 2015, the natural gas futures market exhibited periods of both contango and backwardation. During periods of contango, the price of the near month natural gas Futures Contract was typically lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month natural gas Futures Contract was typically higher than the price of the next month natural gas Futures Contract, or contracts further away from expiration. For a discussion of the impact of contango and backwardation on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UNG has registered five subsequent offerings of its shares: 50,000,000 shares which were registered with the SEC on November 21, 2007, 100,000,000 shares which were registered with the SEC on August 28, 2008, 300,000,000 shares which were registered with the SEC on May 6, 2009, 1,000,000,000 shares were registered with the SEC on August 12, 2009 and 200,000,000 shares were registered on March 12, 2014. Shares offered by UNG in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. On March 8, 2011, after the close of trading on the NYSE Arca, UNG effected a 2-for-1 reverse share split and post-split shares of UNG began trading on March 9, 2011. As a result of the reverse share split, every two pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 447,200,000 shares of UNG issued and outstanding, representing a per share NAV of $5.16. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 223,600,000, not accounting for fractional shares, and the per share NAV increased to $10.31. On February 21, 2012, after the close of trading on the NYSE Arca, UNG effected a 4-for-1 reverse share split and post-split shares of UNG began trading on February 22, 2012. As a result of the reverse share split, every four pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 174,297,828 shares of UNG issued and outstanding, representing a per share NAV of $5.51. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 43,574,457, not accounting for fractional shares, and the per share NAV increased to $22.04. As of March 31, 2015, UNG had issued 1,509,500,000 shares, 46,466,476 of which were outstanding. As of March 31, 2015, there were 170,500,000 shares registered but not yet issued.

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

As of March 31, 2015, UNG had the following authorized purchasers: ABN Amro, Banc of America Securities LLC, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., FIMAT USA LLC, Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, Virtu Financial Capital Markets and Virtu Financial BD LLC.

For the Three Months ended March 31, 2015 Compared to the Three Months ended March 31, 2014

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Average daily total net assets	$653,139,517	$800,964,758
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$59,266	$89,013
Annualized yield based on average daily total net assets	0.04%	0.04%
Management fee	$966,289	$1,184,968
Total fees and other expenses excluding management fees	$1,085,417	$1,077,124
Fees and expenses related to the registration or offering of additional shares	$74,959	$14,189
Total commissions accrued to brokers	$605,947	$570,846
Total commissions as annualized percentage of average total net assets	0.38%	0.29%
Commissions accrued as a result of rebalancing	$539,173	$409,673
Percentage of commissions accrued as a result of rebalancing	88.98%	71.77%
Commissions accrued as a result of creation and redemption activity	$66,774	$161,173
Percentage of commissions accrued as a result of creation and redemption activity	11.02%	28.23%

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

Average interest rates earned on short-term investments held by UNG, including cash equivalents and Treasuries, were similar during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. As a result, the amount of income earned by UNG as a percentage of average total net assets was similar during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

The increase in total fees and expenses excluding management fees for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was primarily due to increased commissions and an increase in costs due to the registration of additional shares.

The increase in the total commissions accrued to brokers for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was a result of several factors, including the fact that UNG held fewer futures contracts in the first quarter of 2014 because some of the fund’s exposure to Natural Gas was held via OTC swaps and because the futures price was more expensive during the same period last year, meaning UNG could afford fewer contracts.

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

For the 30-valuation days ended March 31, 2015, the simple average daily change in the Benchmark Futures Contract was (0.163)%, while the simple average daily change in the per share NAV of UNG over the same time period was (0.169)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.622)%, meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to March 31, 2015, the simple average daily change in the Benchmark Futures Contract was (0.127)%, while the simple average daily change in the per share NAV of UNG over the same time period was (0.129)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.46)% meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended March 31, 2015. The second graph measures monthly changes since March 31, 2010 through March 31, 2015.

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

For the three months ended March 31, 2015, the actual total return of UNG as measured by changes in its per share NAV was (9.36)% This is based on an initial per share NAV of $14.63 as of December 31, 2014 and an ending per share NAV as of March 31, 2015 of $13.26. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $13.31 as of March 31, 2015, for a total return over the relevant time period of (9.02)%. The difference between the actual per share NAV total return of UNG of (9.36)% and the expected total return based on the Benchmark Futures Contract of (9.02)%was an error over the time period of (0.34)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2014, the actual total return of UNG as measured by changes in its per share NAV was 18.26%. This was based on an initial per share NAV of $20.59 as of December 31, 2013 and an ending per share NAV as of March 31, 2014 of $24.35. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $24.45 as of March 31, 2014, for a total return over the relevant time period of 18.75%. The difference between the actual per share NAV total return of UNG of 18.26% and the expected total return based on the Benchmark Futures Contract of 18.75% was an error over the time period of (0.49)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. UNG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. USCF believes that a portion of the difference between the actual total return and the expected total return can be contributed to the net impact of the expenses that UNG pays, offset in part by the income that UNG collects on its cash and cash equivalent holdings.

There are currently three factors that have impacted or are most likely to impact UNG’s ability to accurately track its Benchmark Futures Contract.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract over time.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2015. Interest payments, and any other income, were retained within the portfolio and added to UNG’s NAV. When this income exceeds the level of UNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UNG will continue to be higher than interest earned by UNG. As such, USCF anticipates that UNG will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three month period ended March 31, 2015, UNG did not hold any Other Natural Gas-Related Investments. UNG also held investments in natural gas futures contracts traded on the ICE Futures US whose settlement price also tracks the settlement price of the Benchmark Futures Contract.

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

Near Month Price (NG1) vs Average Price of the Near 12 Months (12 M Strip)
(10 years ending 3/31/2015)*
$18.00
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
3/31/2005
3/31/2006
3/31/2007
3/31/2008
3/31/2009
3/31/2010
3/31/2011
3/31/2012
3/31/2013
3/31/2014
3/31/2015
NG1
12M Strip Price

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month Natural Gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between March 31, 2005 and March 31, 2015. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12 month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12 month contracts whose delivery falls during the winter season.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Natural Gas Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of UNG is not to have the market price of its shares match, dollar for dollar, changes in the spot price of natural gas, both mild contango and strong backwardation impacted the total return on an investment in UNG shares during the three months ended March 31, 2015 relative to a hypothetical direct investment in natural gas. For example, an investment in UNG shares made on December 31, 2014 and held to March 31, 2015 decreased, based upon the changes in the per share NAV for UNG shares on those days, by approximately 9.36%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 8.62% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2013 to March 31, 2014, contango impacted the total return on an investment in UNG shares relative to a hypothetical direct investment in natural gas. For example, an investment in UNG shares made on December 31, 2013 and held to March 31, 2014 increased, based upon the changes in the per share NAV for UNG shares on those days, by approximately 18.26%, while the spot price of natural gas for immediate delivery during the same period increased by approximately 3.33% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the three months ended March 31, 2015, natural gas prices in the United States were volatile and finished the period lower than the beginning of the year. Prices were impacted by several factors. Seasonal demand and persistent cold in some parts of the country was offset by warmer weather in the western United States and record natural gas production. Storage levels fell persistently during the first quarter, but were significantly higher than the same time one year ago. Storage levels were also trended near the five-year-average storage level throughout the quarter, though ending somewhat lower. As of March 31, 2015, the amount of natural gas in storage had reached 1,461 billion cubic feet, which was approximately 12% below the five-year average and 77% above 2014 levels.

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

For the ten-year time period between March 31, 2005 and March 31, 2015, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

Correlation Matrix March 31, 2005 - 2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov't Bonds (EFFAS U.S. Gov’t Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.314)	0.959	0.453	0.418	0.350	0.108
U.S. Gov’t Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	(0.289)	(0.340)	(0.285)	(0.297)	(0.013)
Global Equities (FTSE World Index)			1.000	0.534	0.487	0.410	0.154
Crude Oil				1.000	0.790	0.741	0.289
Diesel-Heating Oil					1.000	0.760	0.339
Unleaded Gasoline						1.000	0.236
Natural Gas							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended March 31, 2015, the movement of natural gas remained neither strongly correlated nor inversely correlated with large cap U.S. equities, U.S. government bonds, global equities, crude oil and diesel-heating oil. However, movements in natural gas were correlated to movements in unleaded gasoline.

Correlation Matrix 12 months ended March 31, 2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov't Bonds (EFFAS U.S. Gov’t Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.414)	0.924	0.331	0.685	0.405	0.393
U.S. Gov’t Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	(0.327)	(0.335)	(0.565)	(0.370)	(0.009)
Global Equities (FTSE World Index)			1.000	0.468	0.785	0.631	0.451
Crude Oil				1.000	0.582	0.815	0.471
Diesel-Heating Oil					1.000	0.749	0.328
Unleaded Gasoline						1.000	0.554
Natural Gas							1.000

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

USCF has evaluated the nature and types of estimates that it makes in preparing UNG’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC contracts) involves a critical accounting policy. The values which are used by UNG for its Natural Gas Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, UNG estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

UNG has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. UNG has met, and it is anticipated that UNG will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the investments in Treasuries, cash and/or cash equivalents that it intends to hold at all times. UNG’s liquidity needs include: redeeming shares, providing margin deposits for its existing Natural Gas Futures Contracts or the purchase of additional Natural Gas Futures Contracts and posting collateral for its OTC contracts and payment of its expenses, summarized below under “Contractual Obligations.”

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on investments in Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNG’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the three months ended March 31, 2015, UNG’s expenses exceeded the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2015, UNG used other assets to pay expenses, which could cause a decrease in UNG’s NAV over time. To the extent expenses exceed income, UNG’s NAV will be negatively impacted.

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, UNG’s OTC contracts have very limited liquidity since they are negotiated agreements that are not transferable by UNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. Such market conditions or contractual limits could prevent UNG from promptly liquidating its positions in Natural Gas Interests. During the three months ended March 31, 2015, UNG did not purchase or liquidate any of its positions while daily limits were in effect; however, UNG cannot predict whether such an event may occur in the future.

Since the initial offering of shares, UNG has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions and fees associated with its OTC transactions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its shares subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of UNG’s Marketing Agent, Administrator and Custodian and registration expenses relating to the initial offering of shares. If USCF and UNG are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, UNG will terminate and investors may lose all or part of their investment.

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

If, in the future, UNG purchases OTC contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC contracts.

USCF attempts to manage the credit risk of UNG by following various trading limitations and policies. In particular, UNG generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Natural Gas Futures Contracts and Other Natural Gas-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of UNG to limit its credit exposure. An FCM, when acting on behalf of UNG in accepting orders to purchase or sell Natural Gas Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to UNG, all assets of UNG relating to domestic Natural Gas Futures Contracts trading. These FCMs are not allowed to commingle UNG’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account UNG’s assets related to foreign Natural Gas Futures Contracts trading and, in some cases, to cleared swaps executed through the FCM. Similarly, under its current OTC agreements, UNG requires that collateral it posts or receives be posted with its custodian and, under agreements among the custodian, UNG and its counterparties, such collateral is segregated.

As of March 31, 2015, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $647,290,168 with the custodian and FCM. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2015, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

European Sovereign Debt

UNG had no direct exposure to European sovereign debt as of March 31, 2015 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of UNG’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UNG’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and UNG have also entered into a licensing agreement with the NYMEX pursuant to which UNG and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee to the NYMEX. UNG also pays the fees and expenses associated with its tax accounting and reporting requirements.

In addition to USCF’s management fee, UNG pays its brokerage fees (including fees to a FCM), OTC dealer spreads and up-front fees, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of UNG’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a FCM are on a contract-by-contract, or round turn, basis. UNG also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2015, UNG’s portfolio consisted of 15,378 Natural Gas Futures NG May 2015 Contracts traded on the NYMEX and 31,872 Natural Gas Futures LD1 H May 2015 Contracts traded on the ICE Futures. For a list of UNG’s current holdings, please see UNG’s website at www.unitedstatescommodityfunds.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

UNG may purchase OTC contracts. Unlike most exchange-traded futures contracts, cleared swaps or exchange-traded options on such futures, each party to an OTC contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

UNG may enter into transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Risk” or “EFR transaction”).  In the most common type of EFR transaction entered into by UNG, the OTC component is the purchase or sale of one or more baskets of UNG shares. These EFR transactions may expose UNG to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFR transaction will exist only on the day of execution.

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

During the three month reporting period ended March 31, 2015, UNG limited its OTC activities to EFR transactions. During the three months ended March 31, 2014, UNG was exposed to counterparty risk on its fully-collateralized OTC swap transaction with one counterparty, JPMorgan Chase Bank, NA. The OTC swap transaction with JPMorgan Chase Bank, NA was terminated effective April 23, 2014.

The counterparty credit ratings for the exposure on OTC swap transactions to which UNG was a party that would be owed to UNG due to a default or early termination by UNG’s counterparties at March 31, 2015, December 31, 2014 and March 31, 2014 were:

March 31, 2015
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure Net of Collateral*
—	—	$—	$—	$—	$—

Total	—	$—	$—	$—	$—

December 31, 2014
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure Net of Collateral*
—	—	$—	$—	$—	$—

Total	—	$—	$—	$—	$—

	March 31, 2014
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa3	1	$136,450,546	$20,485,160	$2,801,205	$17,683,954

Total	1	$136,450,546	$20,485,160	$2,801,205	$17,683,954

*	The difference reflects minimum transfer amounts for collateral and potentially one day’s movement in the underlying total return, which would be collateralized the following business day.

At March 31, 2015, UNG did not engage in any OTC derivative transactions as compared to March 31, 2014 where the aggregate notional amount of UNG’s OTC derivative transactions, which consisted of total return swaps, was $136,450,546. The aggregate notional amount of these derivative transactions, which is not included in the Condensed Schedule of Investments (Unaudited), is indicative of UNG’s activities in derivative transactions, but is not an indicator of the level of credit risk associated with these transactions.

UNG maintains, in conjunction with its counterparties, collateral in the form of both cash and investments in Treasuries, depending on the specific arrangements with each counterparty. UNG is required to post an independent amount based on a percentage of the initial notional amount of each position at the inception of each OTC contract. In addition, between reset periods, UNG posts collateral for the benefit of its counterparties that approximately corresponds to any unrealized loss that would be realized by UNG if the OTC contract were closed on any given valuation date. Likewise, UNG’s counterparties post collateral for UNG’s benefit that approximately corresponds to any unrealized gain that would be realized by UNG if the OTC contract were to be closed on any given valuation date. At each reset date, UNG will make or receive settlement payments to or from its counterparties, and collateral posted by or for UNG will be returned to the appropriate party to offset the settlement payment made. Collateral is held by an independent third party and governed by tri-party agreements between UNG, its custodian, BBH&Co, and each counterparty.

At March 31, 2015, UNG did not hold any OTC swap agreements, as compared to March 31, 2014 when UNG held one OTC swap agreement whereby UNG’s counterparty posted $2,801,205 in cash and $0 in securities.

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

There have been no material changes to the risk factors previously disclosed in UNG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 2, 2015, except for the replacement of an existing risk factor with the risk factor set forth below.

USCF is leanly staffed and relies heavily on key personnel to manage UNG and other funds.

USCF was formed to be the sponsor and manager of investment vehicles such as UNG and has been managing such investment vehicles since April 2006.  Since April 2006, the Chief Investment Officer and Chief Financial Officer have been managing and directing the day-to-day activities and affairs of UNG.  Since January 2015, Mr. Gerber has assumed a more active role in the day-to-day activities of USCF, UNG and the Related Public Funds. The Chief Investment Officer has resigned effective May 1, 2015. Mr. Gerber has stated that it is his intent to not replace the Chief Investment Officer’s position, but to utilize current and future staff to fill any material gaps that may ensue from the Chief Investment Officer’s departure. There is a risk that not replacing the Chief Investment Officer may have a material adverse effect on the management and/or financial results of UNG.

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

Date: May 7, 2015

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 7, 2015

