Form 10-Q
period 2015-06-30
United States Natural Gas Fund, LP
filed 2015-08-05
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 43,166,476 shares outstanding as of August 3, 2015.

UNITED STATES NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At June 30, 2015 (Unaudited) and December 31, 2014

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 5)	$603,135,649	$589,867,333
Equity in trading accounts:
Cash and cash equivalents	75,439,706	226,160,966
Unrealized gain (loss) on open commodity futures contracts	(10,245,820)	(167,811,783)
Receivable for shares sold	–	3,239,154
Dividends receivable	6,922	7,407
Directors' fees and insurance receivable	57,453	17,361
Prepaid registration fees	796,092	650,697
ETF transaction fees receivable	2,000	–

Total assets	$669,192,002	$652,131,135

Liabilities and Partners' Capital
Payable for shares redeemed	$44,434,269	$–
General Partner management fees payable (Note 3)	322,362	364,245
Professional fees payable	826,008	1,312,648
Brokerage commissions payable	72,750	72,750
License fees payable	26,030	27,913

Total liabilities	45,681,419	1,777,556

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	623,510,583	650,353,579
Total Partners' Capital	623,510,583	650,353,579

Total liabilities and partners' capital	$669,192,002	$652,131,135

Limited Partners' shares outstanding	45,866,476	44,466,476
Net asset value per share	$13.59	$14.63
Market value per share	$13.56	$14.77

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2015

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
ICE Natural Gas Futures LD1 H August 2015 contracts, expiring July 2015	31,872	$(3,262,380)	(0.52)
NYMEX Natural Gas Futures NG August 2015 contracts, expiring July 2015	14,049	(6,983,440)	(1.12)
Total Open Futures Contracts*	45,921	$(10,245,820)	(1.64)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.09%, 10/15/2015	$50,000,000	$49,987,486	8.02
0.07%, 10/29/2015	50,000,000	49,989,167	8.02
0.07%, 11/12/2015	50,000,000	49,986,972	8.02
0.09%, 12/10/2015	100,000,000	99,958,937	16.03
Total Treasury Obligations		249,922,562	40.09

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	8,087	8,087	0.00	**
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	200,495,952	200,495,952	32.16
Wells Fargo Advantage Government Money Market Fund - Class I	40,001,712	40,001,712	6.41
Total Money Market Funds		240,505,751	38.57
Total Cash Equivalents		$490,428,313	78.66

* Collateral amounted to $75,439,706 on open future contracts.

** Represents less than 0.005%.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2015 and 2014

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014

Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$4,060,022	$36,609,181	$(165,105,623)	$160,696,835
Realized gain (loss) on closed swap contracts	-	10,295,155	-	25,690,444
Change in unrealized gain (loss) on open futures contracts	29,866,206	(31,777,372)	157,565,963	(22,244,147)
Change in unrealized gain (loss) on open swap contracts	-	753,838	-	6,654,820
Dividend income	20,995	21,895	42,001	44,842
Interest income	56,568	38,371	94,828	104,437
ETF transaction fees	35,000	50,000	83,000	127,000

Total income (loss)	34,038,791	15,991,068	(7,319,831)	171,074,231

Expenses
General Partner management fees (Note 3)	982,438	1,047,475	1,948,727	2,232,443
Professional fees	374,855	418,766	720,910	830,643
Brokerage commissions	591,811	452,156	1,197,758	1,023,002
Directors' fees and insurance	29,158	49,956	63,457	100,543
License fees	24,561	26,187	48,718	55,812
Registration fees	100,645	74,867	175,604	89,056

Total expenses	2,103,468	2,069,407	4,155,174	4,331,499

Net income (loss)	$31,935,323	$13,921,661	$(11,475,005)	$166,742,732
Net income (loss) per limited partnership share	$0.33	$0.23	$(1.04)	$3.99
Net income (loss) per weighted average limited partnership share	$0.65	$0.50	$(0.24)	$5.42
Weighted average limited partnership shares outstanding	48,779,663	27,626,916	47,223,382	30,741,062

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the six months ended June 30, 2015

	General Partner	Limited Partners	Total

Balances, at December 31, 2014	$–	$650,353,579	$650,353,579
Addition of 56,200,000 partnership shares	–	762,216,499	762,216,499
Redemption of 54,800,000 partnership shares	–	(777,584,490)	(777,584,490)
Net income (loss)	–	(11,475,005)	(11,475,005)

Balances, at June 30, 2015	$–	$623,510,583	$623,510,583

Net Asset Value Per Share:
At December 31, 2014	$14.63
At June 30, 2015	$13.59

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2015 and 2014

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(11,475,005)	$166,742,732
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	150,721,260	(20,574,617)
Unrealized (gain) loss on futures contracts	(157,565,963)	22,244,147
Unrealized (gain) loss on open swap contracts	-	(6,654,820)
(Increase) decrease in dividends receivable	485	1,173
(Increase) decrease in directors' fees and insurance receivable	(40,092)	(52,365)
(Increase) decrease in prepaid registration fees	(145,395)	(800,357)
(Increase) decrease in ETF transaction fees receivable	(2,000)	3,000
Increase (decrease) in General Partner management fees payable	(41,883)	(135,761)
Increase (decrease) in professional fees payable	(486,640)	(654,001)
Increase (decrease) in brokerage commissions payable	-	(9,000)
Increase (decrease) in license fees payable	(1,883)	(9,159)
Net cash provided by (used in) operating activities	(19,037,116)	160,100,972
Cash Flows from Financing Activities:
Addition of partnership shares	765,455,653	1,814,431,470
Redemption of partnership shares	(733,150,221)	(2,099,448,457)
Net cash provided by (used in) financing activities	32,305,432	(285,016,987)

Net Increase (Decrease) in Cash and Cash Equivalents	13,268,316	(124,916,015)

Cash and Cash Equivalents, beginning of period	589,867,333	792,445,608
Cash and Cash Equivalents, end of period	$603,135,649	$667,529,593

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2015 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“UNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. UNG is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UNG’s shares traded on the American Stock Exchange (the “AMEX”). UNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fourth Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UNG is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana as measured by the daily changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”), that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UNG’s expenses. It is not the intent of UNG to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNG to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UNG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). The net assets of UNG consist primarily of investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, diesel-heating oil, gasoline and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments including those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q. As of June 30, 2015, UNG held 14,049 NG Futures August 2015 Contracts traded on the NYMEX and 31,872 LD1 H Futures August 2015 Contracts traded on the ICE Futures US.

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

In April 2007, UNG initially registered 30,000,000 shares on Form S-1 with the SEC. On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG”. On that day, UNG established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,001,000. UNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As a result of the acquisition of the AMEX by NYSE Euronext, UNG commenced trading on the NYSE Arca on November 25, 2008. As of June 30, 2015, UNG had registered a total of 1,880,000,000 shares.

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

In accordance with GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2011. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2015.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2015.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2015, UNG incurred $175,604 in registration fees and other offering expenses. For the six months ended June 30, 2014, UNG incurred $89,056 registration fees and other offering expenses.

Directors’ Fees and Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2015 are estimated to be a total of $117,900 for UNG and $569,300 for UNG and the Related Public Funds.

Licensing Fees

UNG and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2015 and 2014, UNG incurred $48,718 and $55,812, respectively, under this arrangement.

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

On October 8, 2013, UNG entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UNG’s FCM, effective October 10, 2013. Prior to October 10, 2013, the FCM was UBS Securities LLC. The agreement with RBC requires it to provide services to UNG in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through RBC Capital for UNG’s account. In accordance with the agreement, RBC Capital charges UNG commissions of approximately $2 to $10 per round-turn trade, including applicable exchange, clearing and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNG also incurs commissions to brokers for the purchase and sales of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Total commissions accrued to brokers	$1,197,758	$1,023,002
Total commissions as an annualized percentage of average net assets	0.37%	0.27%
Commissions accrued as a result of rebalancing	$1,071,728	$788,060
Percentage of commissions accrued as a result of rebalancing	89.48%	77.03%
Commissions accrued as a result of creation and redemption activity	$126,030	$234,942
Percentage of commissions accrued as a result of creation and redemption activity	10.52%	22.97%

The increase in the total commissions accrued to brokers for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was a result of the fact that UNG held fewer futures contracts in the first half of 2014 because some of the fund’s exposure to Natural Gas was held via over-the-counter swaps and because the futures price was more expensive during the same period last year, meaning UNG could afford fewer contracts.

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

All of UNG’s investment contracts were exchange-traded futures contracts or fully-collateralized OTC swaps through June 30, 2015. UNG held no OTC swaps as of April 23, 2014 and has not held any since that date. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions, since, in OTC transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

At June 30, 2015, UNG did not hold any OTC swap agreements.

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

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2015 and December 31, 2014, UNG held investments in money market funds in the amounts of $240,505,751 and $270,505,751, respectively. UNG also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2015 and December 31, 2014, UNG held cash deposits and investments in Treasuries in the amounts of $438,069,604 and $545,522,548, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the six months ended June 30, 2015 and 2014 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2015 (Unaudited)	For the six months ended June 30, 2014 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$14.63	$20.59
Total income (loss)	(0.95)	4.13
Total expenses	(0.09)	(0.14)
Net increase (decrease) in net asset value	(1.04)	3.99
Net asset value, end of period	$13.59	$24.58

Total Return	(7.11)%	19.38%

Ratios to Average Net Assets
Total income (loss)	(1.12)%	22.80%
Expenses excluding management fees*	0.68%	0.56%
Management fees*	0.60%	0.60%
Net income (loss)	(1.75)%	22.22%

*	Annualized.

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

The following table summarizes the valuation of UNG’s securities at June 30, 2015 using the fair value hierarchy:

At June 30, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$490,428,313	$490,428,313	$—	$—
Exchange-Traded Futures Contracts	(10,245,820)	(10,245,820)

During the six months ended June 30, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UNG’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$520,470,896	$520,470,896	$—	$—
Exchange-Traded Futures Contracts	(167,811,783)	(167,811,783)

During the year ended December 31, 2014, there were no transfers between Level I and Level II.

Following is a reconciliation of assets in which significant observable inputs (Level III) were used in determining fair value as of December 31, 2014:

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$(10,245,820)	$(167,811,783)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2015		For the six months ended June 30, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed futures contracts	$(165,105,623)		$160,696,835

	Change in unrealized gain (loss) on open futures contracts		$157,565,963		$(22,244,147)

Swaps - Commodity Contracts	Realized gain (loss) on closed swap contracts	$—		$25,690,444

	Change in unrealized gain (loss) on open swap contracts		$—		$6,654,820

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

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net position back to the accountability level. As of June 30, 2015, UNG held 14,049 NYMEX Natural Gas Futures NG contracts and 31,872 Natural Gas Futures LD1 H Contracts traded on the ICE Futures US. UNG did not exceed accountability levels of the NYMEX during the six months ended June 30, 2015, when it held a maximum of 18,489 Natural Gas Futures NG contracts. UNG exceeded accountability levels of ICE Futures during the six months ended June 30, 2015, when it held a maximum of 31,872 Natural Gas Futures LD1 H Contracts, exceeding the “any” month limit. No action was taken by ICE Futures and UNG did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the six months ended June 30, 2015, UNG did not exceed position limits imposed by the NYMEX and ICE Futures.

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

The CFTC has proposed to adopt limits on speculative positions in 28 physical commodity futures and option contracts and as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets and rules addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter (“OTC”), DCMs, SEFs as well as non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UNG may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Position Limit Rules may affect UNG, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UNG to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UNG.

Based on its current understanding of the Position Limit Rules, USCF does not anticipate significant negative impact on the ability of UNG to achieve its investment objective.

“Swap” Transactions

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes regulatory requirements on certain “swap” transactions that UNG is authorized to engage in that may ultimately impact the ability of UNG to meet its investment objective. The term “swap” is broadly defined to include various types of OTC derivatives, including swaps and options.

CFTC regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“CCPs”). “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a CCP, via a clearing member (i.e., a “futures commission merchant” or “FCM”), and replaced by two mirror swaps, with the CCP becoming the counterparty to both of the initial parties to the swap. CCPs have several layers of protection against default including margin, member capital contributions and FCM guarantees of their customers’ transactions with the CCP. FCMs also pre-qualify the counterparties to all swaps that are sent to the CCP from a credit perspective, setting limits for each counterparty and collecting initial and variation margin daily from each counterparty for changes in the value of cleared swaps. The margin collected from both parties to the swap protects against credit risk in the event a counterparty defaults. The initial and variation margin requirements are set by and held for the benefit of the CCP. Additional initial margin may be required and held by the FCM, due to its guarantees of its customers’ trades with the CCP.

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

As of June 10, 2013, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in financial activities are required to clear certain index-based credit default swaps and interest rate swaps. As a result, if UNG enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, UNG will be required to centrally clear those swaps. The CFTC is expected to subject other types of swaps to mandatory clearing in the future and it is possible that UNG will be required to centrally clear certain OTC instruments that are presently entered into and settled on a bi-lateral basis.

To the extent that a swap is required to be cleared, it must also be executed on a SEF or DCM if it is designated as “made available to trade” by a SEF or DCM. “Made available to trade” refers to the regulatory process by which the SEF or DCM execution requirement is implemented by the CFTC. To date, only certain of the index-based credit default swaps and interest rate swaps that are required to be cleared are made available to trade on a SEF. If UNG enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, UNG will be required to execute those swaps on a SEF if they are designated as made available to trade.

Swaps that are not required to be cleared and executed on a SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among others, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements. In addition, U.S. regulators are in the process of adopting rules to impose initial and variation margin requirements that will apply to swap dealers and major swap participants and their counterparties. If UNG engages in non-cleared swap transactions it may be subject to some or all of these requirements.

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”). EMIR imposes requirements on non-cleared derivatives that are similar to those imposed by the CFTC and other regulators in the United States and which are described above. UNG may be indirectly impacted by EMIR to the extent that it engages in derivatives transactions with entities that are subject to EMIR.

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”) that are required to register due to recent changes to CFTC Regulation 4.5. The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” Although UNG is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC. This change will decrease the burden to UNG and USCF of having to comply with inconsistent regulatory requirements. It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to UNG and USCF, but any such further rule changes could result in additional operating efficiencies for UNG and USCF.

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

Price Movements

Natural gas futures prices were volatile during the six months ended June 30, 2015. The price of the Benchmark Futures Contract started the period at $2.889 per million British thermal shares (“MMBtu”). The low of the period was on April 13, 2015, when the price dropped to $2.511 per MMBtu. The high of the period was January 14, 2015, when the price reached $3.233 per MMBtu. The period ended with the Benchmark Futures Contract at $2.832 per MMBtu, a decrease of approximately (1.97)% over the period. UNG’s per share NAV began the period at $14.63and ended the period at $13.59 on June 30, 2015, a decrease of approximately 7.11% over the period. UNG’s per share NAV reached its high for the period on January 14, 2015 at $16.36 and reached its low for the period on April 27, 2015 at $12.42. The Benchmark Futures Contract prices listed above began with the February 2015 contracts and ended with the August 2015 Contracts. The decrease of approximately (1.97)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG’s Benchmark.”

During the six months ended June 30, 2015, the natural gas futures market was in a period of contango. During periods of contango, the price of the near month natural gas Futures Contract was typically lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month natural gas Futures Contract was typically higher than the price of the next month natural gas Futures Contract, or contracts further away from expiration. For a discussion of the impact of contango and backwardation on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UNG has registered six subsequent offerings of its shares: 50,000,000 shares which were registered with the SEC on November 21, 2007, 100,000,000 shares which were registered with the SEC on August 28, 2008, 300,000,000 shares which were registered with the SEC on May 6, 2009, 1,000,000,000 shares were registered with the SEC on August 12, 2009, 200,000,000 shares were registered on March 12, 2014 and 200,000,000 shares were registered on April 28, 2015. Shares offered by UNG in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. On March 8, 2011, after the close of trading on the NYSE Arca, UNG effected a 2-for-1 reverse share split and post-split shares of UNG began trading on March 9, 2011. As a result of the reverse share split, every two pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 447,200,000 shares of UNG issued and outstanding, representing a per share NAV of $5.16. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 223,600,000, not accounting for fractional shares, and the per share NAV increased to $10.31. On February 21, 2012, after the close of trading on the NYSE Arca, UNG effected a 4-for-1 reverse share split and post-split shares of UNG began trading on February 22, 2012. As a result of the reverse share split, every four pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 174,297,828 shares of UNG issued and outstanding, representing a per share NAV of $5.51. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 43,574,457, not accounting for fractional shares, and the per share NAV increased to $22.04. As of June 30, 2015, UNG had issued 1,531,900,000 shares, 45,866,476 of which were outstanding. As of June 30, 2015, there were 348,100,000 shares registered but not yet issued.

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

Over the past several years, redemptions for shares in UNG have typically exceeded demand for the creation of new shares. The number of shares outstanding has trended down as a result. Over the last three years, USCF has observed that the realized price volatility in UNG’s NAV, which reflects volatility in the prices of the underlying benchmark futures contract, has trended down from prior elevated levels reached in 2009. USCF believes that the decline in current and expected volatility reduces market participants’ perception of potential future price movements. Conversely, when natural gas price movements are more volatile, market participants anticipate potential opportunities for greater future returns which may result in greater demand for the creation of new shares. USCF further believes that, in the absence of sudden and/or significant price movements, some market participants tend to change their views slowly and with a somewhat backward- rather than forward-looking bias. Although natural gas prices have exhibited both positive and negative trends in recent years, past declines in natural gas prices may still be impacting investors’ decisions, which may explain why UNG’s shares outstanding have trended down despite recent positive performance in UNG’s NAV.

As of June 30, 2015, UNG had the following authorized purchasers: ABN Amro, Banc of America Securities LLC, BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., FIMAT USA LLC, Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, Virtu Financial Capital Markets and Virtu Financial BD LLC.

For the Six Months ended June 30, 2015 Compared to the Six Months ended June 30, 2014

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Average daily total net assets	$654,958,945	$750,321,560
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$136,829	$149,279
Annualized yield based on average daily total net assets	0.04%	0.04%
Management fee	$1,948,727	$2,232,443
Total fees and other expenses excluding management fees	$2,206,447	$2,099,056
Fees and expenses related to the registration or offering of additional shares	$175,604	$89,056
Total commissions accrued to brokers	$1,197,758	$1,023,002
Total commissions as annualized percentage of average total net assets	0.37%	0.27%
Commissions accrued as a result of rebalancing	$1,071,728	$788,060
Percentage of commissions accrued as a result of rebalancing	89.48%	77.03%
Commissions accrued as a result of creation and redemption activity	$126,030	$234,942
Percentage of commissions accrued as a result of creation and redemption activity	10.52%	22.97%

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

Average interest rates earned on short-term investments held by UNG, including cash equivalents and Treasuries, were similar during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. As a result, the amount of income earned by UNG as a percentage of average total net assets was similar during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

The increase in total fees and expenses excluding management fees for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily due to increased commissions and an increase in costs due to the registration of additional shares.

The increase in the total commissions accrued to brokers for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was a result of several factors, including the fact that UNG held fewer futures contracts in the first half of 2014 because some of the fund’s exposure to Natural Gas was held via OTC swaps and because the futures price was more expensive during the same period last year, meaning UNG could afford fewer contracts.

For the Three Months ended June 30, 2015 Compared to the Three Months ended June 30, 2014

	For the three months ended June 30, 2015	For the three months ended June 30, 2014
Average daily total net assets	$656,758,379	$700,234,881
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$77,563	$60,266
Annualized yield based on average daily total net assets	0.05%	0.03%
Management fee	$982,438	$1,047,475
Total fees and other expenses excluding management fees	$1,121,030	$1,021,932
Fees and expenses related to the registration or offering of additional shares	$100,645	$74,867
Total commissions accrued to brokers	$591,811	$452,156
Total commissions as annualized percentage of average total net assets	0.36%	0.26%
Commissions accrued as a result of rebalancing	$511,806	$384,385
Percentage of commissions accrued as a result of rebalancing	86.48%	85.01%
Commissions accrued as a result of creation and redemption activity	$80,005	$67,771
Percentage of commissions accrued as a result of creation and redemption activity	13.52%	14.99%

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

Average interest rates earned on short-term investments held by UNG, including cash equivalents and Treasuries, were similar during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. As a result, the amount of income earned by UNG as a percentage of average total net assets was similar during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

The increase in total fees and expenses excluding management fees for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, was primarily due to increased commissions and an increase in costs due to the registration of additional shares.

The increase in the total commissions accrued to brokers for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was a result of several factors, including the fact that UNG held fewer futures contracts in the second quarter of 2014 because some of the fund’s exposure to Natural Gas was held via OTC swaps and because the futures price was more expensive during the same period last year, meaning UNG could afford fewer contracts.

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

For the 30-valuation days ended June 30, 2015, the simple average daily change in the Benchmark Futures Contract was (0.257)%, while the simple average daily change in the per share NAV of UNG over the same time period was (0.264)%. The average daily difference was (0.007)% (or (0.7) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was  (1.698)%, meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to June 30, 2015, the simple average daily change in the Benchmark Futures Contract was  (0.121)%, while the simple average daily change in the per share NAV of UNG over the same time period was  (0.123)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.514)% meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended June 30, 2015. The second graph measures monthly changes since June 30, 2010 through June 30, 2015.

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

For the six months ended June 30, 2015, the actual total return of UNG as measured by changes in its per share NAV was (7.11)% This is based on an initial per share NAV of $14.63 as of December 31, 2014 and an ending per share NAV as of June 30, 2015 of $13.59. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $13.69 as of June 30, 2015, for a total return over the relevant time period of (6.43)%. The difference between the actual per share NAV total return of UNG of (7.11)% and the expected total return based on the Benchmark Futures Contract of (6.43)% was an error over the time period of (0.68)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2014, the actual total return of UNG as measured by changes in its per share NAV was 19.38%. This is based on an initial per share NAV of $20.59 as of December 31, 2013 and an ending per share NAV as of June 30, 2014 of $24.58. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $24.77 as of June 30, 2014, for a total return over the relevant time period of 20.30%. The difference between the actual per share NAV total return of UNG of 19.38% and the expected total return based on the Benchmark Futures Contract of 20.30% was an error over the time period of (0.92)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. UNG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. USCF believes that a portion of the difference between the actual total return and the expected total return can be contributed to the net impact of the expenses that UNG pays, offset in part by the income that UNG collects on its cash and cash equivalent holdings.

There are currently three factors that have impacted or are most likely to impact UNG’s ability to accurately track its Benchmark Futures Contract.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract over time.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2015. Interest payments, and any other income, were retained within the portfolio and added to UNG’s NAV. When this income exceeds the level of UNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UNG will continue to be higher than interest earned by UNG. As such, USCF anticipates that UNG will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six month period ended June 30, 2015, UNG did not hold any Other Natural Gas-Related Investments. UNG also held investments in natural gas futures contracts traded on the ICE Futures US whose settlement price also tracks the settlement price of the Benchmark Futures Contract.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month Natural Gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between June 30, 2005 and June 30, 2015. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12 month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12 month contracts whose delivery falls during the winter season.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Natural Gas Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of UNG is not to have the market price of its shares match, dollar for dollar, changes in the spot price of natural gas, mild contango impacted the total return on an investment in UNG shares during the six months ended June 30, 2015 relative to a hypothetical direct investment in natural gas. For example, an investment in UNG shares made on December 31, 2014 and held to June 30, 2015 decreased, based upon the changes in the per share NAV for UNG shares on those days, by approximately 7.11%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 1.97% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2013 to June 30, 2014, contango impacted the total return on an investment in UNG shares relative to a hypothetical direct investment in natural gas. For example, an investment in UNG shares made on December 31, 2013 and held to June 30, 2014 increased, based upon the changes in the per share NAV for UNG shares on those days, by approximately 19.38%, while the spot price of natural gas for immediate delivery during the same period increased by approximately 5.46% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the six months ended June 30, 2015, natural gas prices in the United States were volatile and finished the period lower than the beginning of the year. Prices were impacted by several factors. During the first quarter, seasonal demand and persistent cold in some parts of the country was offset by warmer weather in the western United States and record natural gas production. Storage levels fell persistently during the first quarter, but were significantly higher than the same time one year ago. Storage levels were also trended near the five-year-average storage level throughout the quarter, though ending somewhat lower. In the second quarter, weekly storage injections exceeded prior year levels until the last two weeks of June when warmer weather began to increase demand. However, inventories persistently rose throughout Q2. As of June 30, 2015, the amount of natural gas in storage had reached 2,577 billion cubic feet, which was approximately 1.1% above the five-year average and 33.6% above 2014 levels.

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

For the ten-year time period between June 30, 2005 and June 30, 2015, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

Correlation Matrix June 30, 2005 - 2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov't Bonds (EFFAS U.S. Gov’t Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.308)	0.959	0.439	0.417	0.348	0.102
U.S. Gov’t Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	(0.282)	(0.343)	(0.281)	(0.295)	(0.009)
Global Equities (FTSE World Index)			1.000	0.525	0.488	0.409	0.149
Crude Oil				1.000	0.789	0.740	0.276
Diesel-Heating Oil					1.000	0.762	0.325
Unleaded Gasoline						1.000	0.229
Natural Gas							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2015, the movement of natural gas remained neither strongly correlated nor inversely correlated with large cap U.S. equities, U.S. government bonds, global equities, crude oil and diesel-heating oil. However, movements in natural gas were correlated to movements in unleaded gasoline.

Correlation Matrix 12 months ended June 30, 2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov't Bonds (EFFAS U.S. Gov’t Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.297)	0.900	0.145	0.622	0.329	0.299
U.S. Gov’t Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	(0.261)	(0.452)	(0.571)	(0.452)	(0.155)
Global Equities (FTSE World Index)			1.000	0.393	0.774	0.599	0.375
Crude Oil				1.000	0.609	0.795	0.485
Diesel-Heating Oil					1.000	0.776	0.359
Unleaded Gasoline						1.000	0.569
Natural Gas							1.000

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

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on investments in Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNG’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the six months ended June 30, 2015, UNG’s expense did not exceed the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2015, UNG used other assets to pay expenses, which could cause a decrease in UNG’s NAV over time. To the extent expenses exceed income, UNG’s NAV will be negatively impacted.

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, when UNG is invested in OTC contracts, those OTC contracts have very limited liquidity since they are negotiated agreements that are not transferable by UNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. If UNG invests in OTC contracts in the future, such market conditions or contractual limits could prevent UNG from promptly liquidating its positions in Natural Gas Interests. During the six months ended June 30, 2015, UNG did not own any OTC contracts. In addition during the six months ended June 30, 2015, UNG did not purchase or liquidate any of its positions in futures contracts while daily limits were in effect; however, UNG cannot predict whether it may have to purchase or liquidate positions in the future.

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

As of June 30, 2015, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $678,575,355 with the custodian and FCM. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of June 30, 2015, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

European Sovereign Debt

UNG had no direct exposure to European sovereign debt as of June 30, 2015 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of June 30, 2015, UNG’s portfolio consisted of 14,049 Natural Gas Futures NG August 2015 Contracts traded on the NYMEX and 31,872 Natural Gas Futures LD1 H August 2015 Contracts traded on the ICE Futures. For a list of UNG’s current holdings, please see UNG’s website at www.unitedstatescommodityfunds.com.

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

During the six month reporting period ended June 30, 2015, UNG limited its OTC activities to EFR transactions. During the six months ended June 30, 2014, UNG was exposed to counterparty risk on its fully-collateralized OTC swap transaction with one counterparty, JPMorgan Chase Bank, NA. The OTC swap transaction with JPMorgan Chase Bank, NA was terminated effective April 23, 2014.

The counterparty credit ratings for the exposure on OTC swap transactions to which UNG was a party that would be owed to UNG due to a default or early termination by UNG’s counterparties at June 30, 2015, December 31, 2014 and June 30, 2014 were:

June 30, 2015
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure Net of Collateral*
—	—	$—	$—	$—	$—

Total	—	$—	$—	$—	$—

December 31, 2014
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure Net of Collateral*
—	—	$—	$—	$—	$—

Total	—	$—	$—	$—	$—

June 30, 2014
Moody’s Credit Rating	Number of Counterparties	Notional Value	Credit Exposure	Collateral Held	Exposure, Net of Collateral*
Aa3	—	$—	$—	$—	$—

Total	—	$—	$—	$—	$—

*	The difference reflects minimum transfer amounts for collateral and potentially one day’s movement in the underlying total return, which would be collateralized the following business day.

UNG did not engage in any OTC derivative transactions on June 30, 2015 or June 30, 2014.

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

There have been no material changes to the risk factors previously disclosed in UNG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 2, 2015, and UNG’s Quarterly Report on form 10-Q for the period ended March 31, 2015 filed May 7, 2015.

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

United States Natural Gas Fund, LP (Registrant)

By: United States Commodity Funds LLC, its general partner

By:	/s/ John P. Love
John P. Love
President and Chief Executive Officer
(Principal executive officer)

Date: August 5, 2015

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 5, 2015

