Form 10-Q
period 2015-09-30
United States Natural Gas Fund, LP
filed 2015-11-06
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 51,266,476 shares outstanding as of November 3, 2015.

UNITED STATES NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 5)	$512,119,638	$589,867,333
Equity in trading accounts:
Cash and cash equivalents	89,365,157	226,160,966
Unrealized gain (loss) on open commodity futures contracts	(52,514,648)	(167,811,783)
Receivable for shares sold	9,278,712	3,239,154
Dividends receivable	4,505	7,407
Directors' fees and insurance receivable	41,407	17,361
Prepaid registration fees	694,341	650,697
ETF transaction fees receivable	1,000	-
Total assets	$558,990,112	$652,131,135

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$280,249	$364,245
Professional fees payable	1,118,397	1,312,648
Brokerage commissions payable	72,750	72,750
License fees payable	23,825	27,913

Total liabilities	1,495,221	1,777,556

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	557,494,891	650,353,579
Total Partners' Capital	557,494,891	650,353,579

Total liabilities and partners' capital	$558,990,112	$652,131,135

Limited Partners' shares outstanding	48,066,476	44,466,476
Net asset value per share	$11.60	$14.63
Market value per share	$11.61	$14.77

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2015

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
ICE Natural Gas Futures LD1 H November 2015 contracts, expiring October 2015	31,872	$(19,938,420)	(3.58)
NYMEX Natural Gas Futures NG November 2015 contracts, expiring October 2015	14,119	(32,576,228)	(5.84)
Total Open Futures Contracts*	45,991	$(52,514,648)	(9.42)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.09%, 10/15/2015	$50,000,000	$49,998,347	8.97
0.07%, 10/29/2015	50,000,000	49,997,472	8.97
0.07%, 11/12/2015	50,000,000	49,995,917	8.97
0.09%, 12/10/2015	100,000,000	99,982,257	17.93
0.19%, 2/04/2016	25,000,000	24,983,812	4.48
0.22%, 2/11/2016	25,000,000	24,980,142	4.48
0.20%, 2/18/2016	25,000,000	24,980,556	4.48
0.20%, 2/25/2016	25,000,000	24,980,094	4.48
0.26%, 3/10/2016	25,000,000	24,971,490	4.48
0.09%, 3/24/2016	25,000,000	24,989,670	4.48
Total Treasury Obligations		399,859,757	71.72

United States - Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	100,000,000	100,000,000	17.94
Wells Fargo Advantage Government Money Market Fund - Class I	20,000,000	20,000,000	3.59
Total Money Market Funds		120,000,000	21.53
Total Cash Equivalents		$519,859,757	93.25

* Collateral amounted to $89,365,157 on open future contracts.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2015 and 2014

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(44,560,405)	$(120,447,892)	$(209,666,028)	$40,248,943
Realized gain (loss) on closed swap contracts	-	-	-	25,690,444
Change in unrealized gain (loss) on open futures contracts	(42,268,828)	55,629,167	115,297,135	33,385,020
Change in unrealized gain (loss) on open swap contracts	-	-	-	6,654,820
Dividend income	18,631	21,981	60,632	66,823
Interest income	85,622	38,039	180,450	142,476
ETF transaction fees	46,000	41,000	129,000	168,000

Total income (loss)	(86,678,980)	(64,717,705)	(93,998,811)	106,356,526

Expenses
General Partner management fees (Note 3)	890,106	1,040,973	2,838,833	3,273,416
Professional fees	340,712	399,377	1,061,622	1,230,020
Brokerage commissions	572,450	462,183	1,770,208	1,485,185
Directors' fees and insurance	28,791	46,036	92,248	146,579
License fees	22,253	26,024	70,971	81,836
Registration fees	101,751	74,830	277,355	163,886

Total expenses	1,956,063	2,049,423	6,111,237	6,380,922

Net income (loss)	$(88,635,043)	$(66,767,128)	$(100,110,048)	$99,975,604
Net income (loss) per limited partnership share	$(1.99)	$(2.48)	$(3.03)	$1.51
Net income (loss) per weighted average limited partnership share	$(1.96)	$(2.10)	$(2.15)	$3.22
Weighted average limited partnership shares outstanding	45,156,693	31,767,563	46,526,916	31,086,989

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the nine months ended September 30, 2015

	General Partner	Limited Partners	Total

Balances, at December 31, 2014	$-	$650,353,579	$650,353,579
Addition of 98,900,000 partnership shares	-	1,318,075,281	1,318,075,281
Redemption of 95,300,000 partnership shares	-	(1,310,823,921)	(1,310,823,921)
Net income (loss)	-	(100,110,048)	(100,110,048)

Balances, at September 30, 2015	$-	$557,494,891	$557,494,891

Net Asset Value Per Share:
At December 31, 2014			$14.63
At September 30, 2015			$11.60

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2015 and 2014

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(100,110,048)	$99,975,604
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	136,795,809	(40,662,930)
Unrealized (gain) loss on open futures contracts	(115,297,135)	(33,385,020)
Unrealized (gain) loss on open swap contracts	-	(6,654,820)
(Increase) decrease in dividends receivable	2,902	1,173
(Increase) decrease in directors' fees and insurance receivable	(24,046)	(33,470)
(Increase) decrease in prepaid registration fees	(43,644)	(725,527)
(Increase) decrease in ETF transaction fees receivable	(1,000)	4,000
Increase (decrease) in General Partner management fees payable	(83,996)	(119,432)
Increase (decrease) in professional fees payable	(194,251)	(300,028)
Increase (decrease) in brokerage commissions payable	-	(9,000)
Increase (decrease) in license fees payable	(4,088)	(9,251)
Net cash provided by (used in) operating activities	(78,959,497)	18,081,299

Cash Flows from Financing Activities:
Addition of partnership shares	1,312,035,723	2,241,656,167
Redemption of partnership shares	(1,310,823,921)	(2,397,972,971)
Net cash provided by (used in) financing activities	1,211,802	(156,316,804)

Net Increase (Decrease) in Cash and Cash Equivalents	(77,747,695)	(138,235,505)

Cash and Cash Equivalents, beginning of period	589,867,333	792,445,608
Cash and Cash Equivalents, end of period	$512,119,638	$654,210,103

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2015 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“UNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. UNG is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UNG’s shares traded on the American Stock Exchange (the “AMEX”). UNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fourth Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UNG is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana as measured by the daily changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”), that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UNG’s expenses. It is not the intent of UNG to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNG to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UNG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). The net assets of UNG consist primarily of investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, diesel-heating oil, gasoline and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments including those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q. As of September 30, 2015, UNG held 14,119 NG Futures November 2015 Contracts traded on the NYMEX and 31,872 LD1 H Futures November 2015 Contracts traded on the ICE Futures US.

UNG commenced investment operations on April 18, 2007 and has a fiscal year ending on December 31. USCF is responsible for the management of UNG. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the AMEX under the ticker symbols “USO” on April 10, 2006, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the United States Agriculture Index Fund (“USAG”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively.

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

In April 2007, UNG initially registered 30,000,000 shares on Form S-1 with the SEC. On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG”. On that day, UNG established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,001,000. UNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As a result of the acquisition of the AMEX by NYSE Euronext, UNG commenced trading on the NYSE Arca on November 25, 2008. As of September 30, 2015, UNG had registered a total of 1,880,000,000 shares.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. UNG earns income on funds held at the custodian or futures commission merchant (“FCM”) at prevailing market rates earned on such investments.

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

In accordance with GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2011. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2015.

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

Calculation of Per Share NAV

UNG’s per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. UNG uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2015.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2015 and 2014, UNG incurred $277,355 and $163,886, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2015 are estimated to be a total of $117,900 for UNG and, in the aggregate for UNG and the Related Public Funds, $569,300.

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNG and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2015 and 2014, UNG incurred $70,971 and $81,836, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs are estimated to be $1,250,000 for the year ending December 31, 2015.

Other Expenses and Fees

In addition to the fees described above, UNG pays all brokerage fees, transaction costs for OTC swaps, if any, and other expenses in connection with the operation of UNG, but excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreements

UNG is party to a marketing agent agreement, dated as of April 17, 2007, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UNG as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on UNG’s assets up to $3 billion and 0.04% on UNG’s assets in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of UNG’s offering.

The above fee does not include website construction and development, which are also borne by USCF.

Brown Brothers Harriman & Co. Agreements

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to UNG and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of the Related Public Funds’ combined net assets, (b) 0.0465% for the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Related Public Funds’ combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays BBH&Co. transaction fees ranging from $7 to $15 per transaction.

Brokerage and Futures Commission Merchant Agreements

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

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Total commissions accrued to brokers	$1,770,208	$1,485,185
Total commissions as an annualized percentage of average net assets	0.37%	0.27%
Commissions accrued as a result of rebalancing	$1,544,955	$1,199,662
Percentage of commissions accrued as a result of rebalancing	87.28%	80.78%
Commissions accrued as a result of creation and redemption activity	$225,253	$285,523
Percentage of commissions accrued as a result of creation and redemption activity	12.72%	19.22%

The increase in the total commissions accrued to brokers for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was a result of the fact that UNG held fewer futures contracts in the first half of 2014 because some of the fund’s exposure to Natural Gas was held via over-the-counter swaps and because the futures price was more expensive during the same period last year, meaning UNG could afford fewer contracts.

NYMEX Licensing Agreement

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

UNG may enter into futures contracts, options on futures contracts, cleared swaps and OTC swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are OTC agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange OTC swap transaction agree to extinguish their OTC swap and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

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

All of UNG’s investment contracts were exchange-traded futures contracts through September 30, 2015. UNG held no OTC swaps as of April 23, 2014 and has not held any since that date. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps, since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

At September 30, 2015, UNG did not hold any OTC swap agreements.

UNG’s cash and other property, such as Treasuries, deposited with an FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of an FCM could result in the complete loss of UNG’s assets posted with that FCM; however, the majority of UNG’s assets are held in Treasuries, cash and/or cash equivalents with UNG’s custodian and would not be impacted by the insolvency of an FCM. The failure or insolvency of UNG’s custodian, however, could result in a substantial loss of UNG’s assets.

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2015 and December 31, 2014, UNG held investments in money market funds in the amounts of $120,000,000 and $270,505,751, respectively. UNG also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2015 and December 31, 2014, UNG held cash deposits and investments in Treasuries in the amounts of $481,484,795 and $545,522,548, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the nine months ended September 30, 2015 and 2014 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2015 (Unaudited)	For the nine months ended September 30, 2014 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$14.63	$20.59
Total income (loss)	(2.90)	1.72
Total expenses	(0.13)	(0.21)
Net increase (decrease) in net asset value	(3.03)	1.51
Net asset value, end of period	$11.60	$22.10

Total Return	(20.71)%	7.33%

Ratios to Average Net Assets
Total income (loss)	(14.86)%	14.58%
Management fees*	0.60%	0.60%
Expenses excluding management fees*	0.69%	0.57%
Net income (loss)	(15.83)%	13.71%

*	Annualized.

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

The following table summarizes the valuation of UNG’s securities at September 30, 2015 using the fair value hierarchy:

At September 30, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$519,859,757	$519,859,757	$—	$—
Exchange-Traded Futures Contracts	(52,514,648)	(52,514,648)

During the nine months ended September 30, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UNG’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$520,470,896	$520,470,896	$—	$—
Exchange-Traded Futures Contracts	(167,811,783)	(167,811,783)

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$(52,514,648)	$(167,811,783)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2015		For the nine months ended September 30, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed futures contracts	$(209,666,028)		$40,248,943

	Change in unrealized gain (loss) on open futures contracts		$115,297,135		$33,385,020

Swaps - Commodity Contracts	Realized gain (loss) on closed swap contracts	$—		$25,690,444

	Change in unrealized gain (loss) on open swap contracts		$—		$6,654,820

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

UNG invests in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts and OTC swaps that are based on the price of natural gas, crude oil and other petroleum-based fuels, Natural Gas Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q.

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

Regulatory Disclosure

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the futures exchanges and, for certain contracts, the Commodity Futures Trading Commission (the “CFTC”), have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UNG is not) may hold, own or control. The net position is the difference between an individual’s or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net position back to the accountability level. As of September 30, 2015, UNG held 14,119 NYMEX Natural Gas Futures NG contracts and 31,872 Natural Gas Futures LD1 H Contracts traded on the ICE Futures US. UNG exceeded accountability levels of the NYMEX during the nine months ended September 30, 2015, when it held a maximum of 18,489 Natural Gas Futures NG contracts. UNG exceeded accountability levels of ICE Futures during the nine months ended September 30, 2015, when it held a maximum of 31,872 Natural Gas Futures LD1 H Contracts, exceeding the “any” month limit. No action was taken by ICE Futures and UNG did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the nine months ended September 30, 2015, UNG did not exceed position limits imposed by the NYMEX and ICE Futures.

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

Futures Contracts and Position Limits

The CFTC is generally prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

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

CFTC regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“CCPs”). “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a CCP, via a clearing member (i.e., an “FCM”), and replaced by two mirror swaps, with the CCP becoming the counterparty to both of the initial parties to the swap. CCPs have several layers of protection against default including margin, member capital contributions and FCM guarantees of their customers’ transactions with the CCP. FCMs also pre-qualify the counterparties to all swaps that are sent to the CCP from a credit perspective, setting limits for each counterparty and collecting initial and variation margin daily from each counterparty for changes in the value of cleared swaps. The margin collected from both parties to the swap protects against credit risk in the event a counterparty defaults. The initial and variation margin requirements are set by and held for the benefit of the CCP. Additional initial margin may be required and held by the FCM, due to its guarantees of its customers’ trades with the CCP.

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

Certain index-based credit default swaps and interest rate swaps are subject to mandatory clearing. If UNG enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, UNG will be required to centrally clear those swaps.

To the extent that a swap is required to be cleared, it must also be executed on a SEF or DCM if it is designated as “made available to trade” by a SEF or DCM. “Made available to trade” refers to the regulatory process by which the SEF or DCM execution requirement is implemented by the CFTC. To date, only certain of the index-based credit default swaps and interest rate swaps that are required to be cleared are made available to trade on a SEF. If UNG enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, UNG will be required to execute those swaps on a SEF if they are designated as made available to trade. In order to execute swaps on a SEF, UNG will have to be a member of a SEF or it may access the SEF through an intermediary. Members of a SEF are subject to additional requirements under CFTC regulations and are subject to the rules and jurisdiction of the relevant SEF.

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

Price Movements

Natural gas futures prices were volatile during the nine months ended September 30, 2015. The price of the Benchmark Futures Contract started the period at $2.889 per million British thermal shares (“MMBtu”). The low of the period was on April 13, 2015, when the price dropped to $2.511 per MMBtu. The high of the period was January 14, 2015, when the price reached $3.233 per MMBtu. The period ended with the Benchmark Futures Contract at $2.524 per MMBtu, a decrease of approximately (12.63)% over the period. UNG’s per share NAV began the period at $14.63 and ended the period at $11.60 on September 30, 2015, a decrease of approximately (20.71)% over the period. UNG’s per share NAV reached its high for the period on January 14, 2015 at $16.36 and reached its low for the period on September 30, 2015 at $11.60. The Benchmark Futures Contract prices listed above began with the February 2015 contracts and ended with the November 2015 Contracts. The decrease of approximately (12.63)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG’s Benchmark.”

During the nine months ended September 30, 2015, the natural gas futures market was primarily in a state of contango. During periods of contango, the price of the near month natural gas Futures Contract was typically lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month natural gas Futures Contract was typically higher than the price of the next month natural gas Futures Contract, or contracts further away from expiration. For a discussion of the impact of contango and backwardation on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UNG has registered six subsequent offerings of its shares: 50,000,000 shares which were registered with the SEC on November 21, 2007, 100,000,000 shares which were registered with the SEC on August 28, 2008, 300,000,000 shares which were registered with the SEC on May 6, 2009, 1,000,000,000 shares were registered with the SEC on August 12, 2009, 200,000,000 shares were registered on March 12, 2014 and 200,000,000 shares were registered on April 28, 2015. Shares offered by UNG in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. On March 8, 2011, after the close of trading on the NYSE Arca, UNG effected a 2-for-1 reverse share split and post-split shares of UNG began trading on March 9, 2011. As a result of the reverse share split, every two pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 447,200,000 shares of UNG issued and outstanding, representing a per share NAV of $5.16. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 223,600,000, not accounting for fractional shares, and the per share NAV increased to $10.31. On February 21, 2012, after the close of trading on the NYSE Arca, UNG effected a 4-for-1 reverse share split and post-split shares of UNG began trading on February 22, 2012. As a result of the reverse share split, every four pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 174,297,828 shares of UNG issued and outstanding, representing a per share NAV of $5.51. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 43,574,457, not accounting for fractional shares, and the per share NAV increased to $22.04. As of September 30, 2015, UNG had issued 1,574,600,000 shares, 48,066,476 of which were outstanding. As of September 30, 2015, there were 305,400,000 shares registered but not yet issued.

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

As of September 30, 2015, UNG had the following authorized purchasers: ABN Amro, Banc of America Securities LLC, BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Newedge USA, LLC., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, Virtu Financial Capital Markets and Virtu Financial BD LLC.

For the Nine Months ended September 30, 2015 Compared to the Nine Months ended September 30, 2014

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Average daily total net assets	$632,584,888	$729,428,829
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$241,082	$209,299
Annualized yield based on average daily total net assets	0.05%	0.04%
Management fee	$2,838,833	$3,273,416
Total fees and other expenses excluding management fees	$3,272,404	$3,107,506
Fees and expenses related to the registration or offering of additional shares	$277,355	$163,886
Total commissions accrued to brokers	$1,770,208	$1,485,185
Total commissions as annualized percentage of average total net assets	0.37%	0.27%
Commissions accrued as a result of rebalancing	$1,544,955	$1,199,662
Percentage of commissions accrued as a result of rebalancing	87.28%	80.78%
Commissions accrued as a result of creation and redemption activity	$225,253	$285,523
Percentage of commissions accrued as a result of creation and redemption activity	12.72%	19.22%

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

Average interest rates earned on short-term investments held by UNG, including cash equivalents and Treasuries, were similar during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. As a result, the amount of income earned by UNG as a percentage of average total net assets was similar during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

The increase in total fees and expenses excluding management fees for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to an increase in costs due to the registration of additional shares.

The increase in the total commissions accrued to brokers for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was a result of several factors, including the fact that UNG held fewer futures contracts in the first half of 2014 because some of the fund’s exposure to Natural Gas was held via OTC swaps and because the futures price was more expensive during the same period last year, meaning UNG could afford fewer contracts.

For the Three Months ended September 30, 2015 Compared to the Three Months ended September 30, 2014

	For the three months ended September 30, 2015	For the three months ended September 30, 2014
Average daily total net assets	$588,566,365	$688,324,650
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$104,253	$60,020
Annualized yield based on average daily total net assets	0.07%	0.03%
Management fee	$890,106	$1,040,973
Total fees and other expenses excluding management fees	$1,065,957	$1,008,450
Fees and expenses related to the registration or offering of additional shares	$101,751	$74,830
Total commissions accrued to brokers	$572,450	$462,183
Total commissions as annualized percentage of average total net assets	0.39%	0.27%
Commissions accrued as a result of rebalancing	$479,707	$411,603
Percentage of commissions accrued as a result of rebalancing	83.80%	89.06%
Commissions accrued as a result of creation and redemption activity	$92,743	$50,580
Percentage of commissions accrued as a result of creation and redemption activity	16.20%	10.94%

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

Average interest rates earned on short-term investments held by UNG, including cash equivalents and Treasuries, were similar during the three months ended September 30, 2015, compared to the three months ended September 30, 2014. As a result, the amount of income earned by UNG as a percentage of average total net assets was similar during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

The increase in total fees and expenses excluding management fees for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was primarily due to increased commissions and an increase in costs due to the registration of additional shares.

The increase in the total commissions accrued to brokers for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was due to the fact that the futures price was more expensive during the same period last year, meaning that UNG could afford fewer contracts.

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

For the 30-valuation days ended September 30, 2015, the simple average daily change in the Benchmark Futures Contract was (0.349)%, while the simple average daily change in the per share NAV of UNG over the same time period was (0.354)%. The average daily difference was (0.0054)% (or (0.54) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (3.376)%, meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to September 30, 2015, the simple average daily change in the Benchmark Futures Contract was (0.124)%, while the simple average daily change in the per share NAV of UNG over the same time period was (0.126)%. The average daily difference was (0.0025)% (or (0.25) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.551)% meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended September 30, 2015. The second graph measures monthly changes since September 30, 2010 through September 30, 2015.

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

For the nine months ended September 30, 2015, the actual total return of UNG as measured by changes in its per share NAV was (20.71)%. This is based on an initial per share NAV of $14.63 as of December 31, 2014 and an ending per share NAV as of September 30, 2015 of $11.60. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $11.72 as of September 30, 2015, for a total return over the relevant time period of (19.89)%. The difference between the actual per share NAV total return of UNG of (20.71)% and the expected total return based on the Benchmark Futures Contract of (19.89)% was an error over the time period of (0.82)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the nine months ended September 30, 2014, the actual total return of UNG as measured by changes in its per share NAV was 7.33%. This is based on an initial per share NAV of $20.59 as of December 31, 2013 and an ending per share NAV as of September 30, 2014 of $22.10. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $22.35 as of September 30, 2014, for a total return over the relevant time period of 8.55%. The difference between the actual per share NAV total return of UNG of 7.33% and the expected total return based on the Benchmark Futures Contract of 8.55% was an error over the time period of (1.21)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. UNG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. USCF believes that a portion of the difference between the actual total return and the expected total return can be contributed to the net impact of the expenses that UNG pays, offset in part by the income that UNG collects on its cash and cash equivalent holdings.

There are currently three factors that have impacted or are most likely to impact UNG’s ability to accurately track its Benchmark Futures Contract.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract over time.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2015. Interest payments, and any other income, were retained within the portfolio and added to UNG’s NAV. When this income exceeds the level of UNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UNG will continue to be higher than interest earned by UNG. As such, USCF anticipates that UNG will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine month period ended September 30, 2015, UNG did not hold any Other Natural Gas-Related Investments. UNG also held investments in natural gas futures contracts traded on the ICE Futures US whose settlement price also tracks the settlement price of the Benchmark Futures Contract.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month Natural Gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between September 30, 2005 and September 30, 2015. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12 month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12 month contracts whose delivery falls during the winter season.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Natural Gas Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of UNG is not to have the market price of its shares match, dollar for dollar, changes in the spot price of natural gas, mild contango impacted the total return on an investment in UNG shares during the nine months ended September 30, 2015 relative to a hypothetical direct investment in natural gas. For example, an investment in UNG shares made on December 31, 2014 and held to September 30, 2015 decreased, based upon the changes in the per share NAV for UNG shares on those days, by approximately (20.71)%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately (12.63)% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2013 to September 30, 2015, contango impacted the total return on an investment in UNG shares relative to a hypothetical direct investment in natural gas. For example, an investment in UNG shares made on December 31, 2013 and held to September 30, 2015 increased, based upon the changes in the per share NAV for UNG shares on those days, by approximately 7.33%, while the spot price of natural gas for immediate delivery during the same period increased by approximately 2.58% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the nine months ended September 30, 2015, natural gas prices in the United States were volatile and finished the period lower than the beginning of the year. Prices were impacted by several factors. During the first quarter, seasonal demand and persistent cold in some parts of the country was offset by warmer weather in the western United States and record natural gas production. Storage levels fell persistently during the first quarter, but were significantly higher than the same time one year ago. Storage levels also trended near the five-year-average storage level throughout the quarter. Inventories persistently rose throughout the second quarter. As of September 30, 2015, the amount of natural gas in storage had reached 3,538 billion cubic feet, which was approximately 4.5% above the five-year average and 14.1% above 2014 levels.

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

For the ten-year time period between September 30, 2005 and September 30, 2015, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

Correlation Matrix September 30, 2005 - 2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov't Bonds (EFFAS U.S. Gov’t Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.293)	0.961	0.422	0.420	0.398	0.114
U.S. Gov’t Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	(0.268)	(0.371)	(0.329)	(0.375)	(0.012)
Global Equities (FTSE World Index)			1.000	0.508	0.487	0.458	0.147
Crude Oil				1.000	0.798	0.745	0.256
Diesel-Heating Oil					1.000	0.751	0.277
Unleaded Gasoline						1.000	0.161
Natural Gas							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended September 30, 2015, the movement of natural gas remained neither strongly correlated nor inversely correlated with large cap U.S. equities, U.S. government bonds, global equities, crude oil and diesel-heating oil. However, movements in natural gas were correlated to movements in unleaded gasoline.

Correlation Matrix 12 months ended September 30, 2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov't Bonds (EFFAS U.S. Gov’t Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.315)	0.945	(0.089)	0.364	0.355	0.119
U.S. Gov’t Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	(0.289)	(0.544)	(0.658)	(0.528)	(0.262)
Global Equities (FTSE World Index)			1.000	0.109	0.469	0.569	0.248
Crude Oil				1.000	0.655	0.726	0.480
Diesel-Heating Oil					1.000	0.741	0.408
Unleaded Gasoline						1.000	0.573
Natural Gas							1.000

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

USCF has evaluated the nature and types of estimates that it makes in preparing UNG’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC swaps) involves a critical accounting policy. The values which are used by UNG for its Natural Gas Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, UNG estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

UNG has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. UNG has met, and it is anticipated that UNG will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the investments in Treasuries, cash and/or cash equivalents that it intends to hold at all times. UNG’s liquidity needs include: redeeming shares, providing margin deposits for its existing Natural Gas Futures Contracts or the purchase of additional Natural Gas Futures Contracts and to the extent it invests in OTC swaps, posting collateral for its OTC swaps and payment of its expenses, summarized below under “Contractual Obligations.”

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on investments in Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNG’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the nine months ended September 30, 2015, UNG’s expenses exceeded the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2015, UNG used other assets to pay expenses, which could cause a decrease in UNG’s NAV over time. To the extent expenses exceed income, UNG’s NAV will be negatively impacted.

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, when UNG is invested in OTC swaps, those OTC swaps have very limited liquidity since they are negotiated agreements that are not transferable by UNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. If UNG invests in OTC swaps in the future, such market conditions or contractual limits could prevent UNG from promptly liquidating its positions in Natural Gas Interests. During the nine months ended September 30, 2015, UNG did not own any OTC swaps. In addition during the nine months ended September 30, 2015, UNG did not purchase or liquidate any of its positions in futures contracts while daily limits were in effect; however, UNG cannot predict whether it may have to purchase or liquidate positions in the future.

Since the initial offering of shares, UNG has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions and fees associated with its OTC swaps, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its shares subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of UNG’s Marketing Agent, Administrator and Custodian and registration expenses relating to the initial offering of shares. If USCF and UNG are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, UNG will terminate and investors may lose all or part of their investment.

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

Credit Risk

When UNG enters into Natural Gas Futures Contracts and Other Natural Gas-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Natural Gas Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. UNG is not currently a member of any clearinghouse. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to UNG in such circumstances.

If, in the future, UNG purchases OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

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

As of September 30, 2015, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $601,484,795 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNG’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2015, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

European Sovereign Debt

UNG had no direct exposure to European sovereign debt as of September 30, 2015 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

In addition to USCF’s management fee, UNG pays its brokerage fees (including fees to an FCM), OTC dealer spreads and up-front fees if it holds OTC swaps, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of UNG’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to an FCM are on a contract-by-contract, or round turn, basis. UNG also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of September 30, 2015, UNG’s portfolio consisted of 14,119 Natural Gas Futures NG November 2015 Contracts traded on the NYMEX and 31,872 Natural Gas Futures LD1 H November 2015 Contracts traded on the ICE Futures. For a list of UNG’s current holdings, please see UNG’s website at www.unitedstatescommodityfunds.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

UNG may purchase OTC swaps. Unlike most exchange-traded futures contracts, cleared swaps or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

UNG may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Related Position” or “EFRP” transaction). In the most common type of EFRP transaction entered into by UNG, the OTC component is the purchase or sale of one or more baskets of UNG shares. These EFRP transactions may expose UNG to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

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

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC swap pursuant to guidelines approved by USCF’s board of directors (the “Board”). Furthermore, USCF on behalf of UNG only enters into OTC swaps with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. UNG will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC swaps, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

During the nine month reporting period ended September 30, 2015, UNG limited its OTC activities to EFRP transactions. UNG did not engage in any OTC derivative transactions on September 30, 2015 or September 30, 2014.

UNG maintains, in conjunction with its counterparties, collateral in the form of both cash and investments in Treasuries, depending on the specific arrangements with each counterparty. UNG is required to post an independent amount based on a percentage of the initial notional amount of each position at the inception of each OTC swap. In addition, between reset periods, UNG posts collateral for the benefit of its counterparties that approximately corresponds to any unrealized loss that would be realized by UNG if the OTC swap were closed on any given valuation date (i.e., variation margin). Likewise, UNG’s counterparties post variation margin to UNG that approximately corresponds to any unrealized gain that would be realized by UNG if the OTC swap were to be closed on any given valuation date. At each reset date, UNG will make or receive settlement payments to or from its counterparties, and collateral posted by or for UNG will be returned to the appropriate party to offset the settlement payment made. Collateral is held by an independent third party and governed by tri-party agreements between UNG, its custodian, BBH&Co, and each counterparty.

UNG anticipates that the use of Other Natural Gas-Related Investments together with its investments in Natural Gas Futures Contracts will produce price and total return results that closely track the investment goals of UNG. However, there can be no assurance of this. OTC swaps may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Natural Gas Futures Contracts, which may impact UNG’s ability to successfully track the Benchmark Futures Contract.

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

Date: November 6, 2015

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 6, 2015

