Form 10-K
period 2015-12-31
United States Natural Gas Fund, LP
filed 2016-02-26
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2015 was: $621,949,415.

The registrant had 69,066,476 outstanding shares as of February 23, 2016.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership or control of a majority of Wainwright’s shares. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. USCF Advisers LLC serves as the investment adviser for the Stock Split Index Fund, a series of the USCF ETF Trust. USCF ETF Trust is registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust consists of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a Swaps Firm on August 8, 2013.

USCF also serves as general partner or sponsor of the United States Oil Fund, LP (“USO”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”), the United States Diesel-Heating Oil Fund, LP (“UHN”), the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”), the United States Brent Oil Fund, LP (“BNO”), the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), and the United States Agriculture Index Fund (“USAG”). USO, USL, UGA, UHN, DNO, UNL, BNO, USCI, CPER and USAG are actively operating funds and all are listed on the NYSE Arca and referred to collectively herein as the “Related Public Funds.” The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (“Exchange Act”). For more information about each of the Related Public Funds, investors in UNG may call 1.800.920.0259 or visit www.unitedstatescommodityfunds.com or the Securities and Exchange Commission’s (“SEC”) website at www.sec.gov.

On January 30, 2015, USCF as the sponsor of United States Commodity Index Funds Trust (the “Trust”) and its series United States Metal Index Fund (“USMI”) announced that its officers and members had authorized a plan to (i) liquidate USMI, (ii) terminate the continuous offering of USMI, and (iii) deregister USMI under the Exchange Act, and therefore, terminate the Trust’s obligation to include USMI on its periodic and current reports with the SEC. USCF has submitted written notice to the NYSE Arca of its decision to liquidate USMI, terminate the offering and to terminate USMI’s obligations under the Exchange Act.

USCF is required to evaluate the credit risk of UNG to the futures commission merchant (“FCM”), oversee the purchase and sale of UNG’s shares by certain authorized purchasers (“Authorized Participants”), review daily positions and margin requirements of UNG and manage UNG’s investments. USCF also pays the fees of ALPS Distributors, Inc. (“ALPS Distributors”), which serves as the marketing agent for UNG (the “Marketing Agent”), and Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for UNG.

Limited partners have no right to elect USCF as the general partner on an annual or any other continuing basis. If USCF voluntarily withdraws as general partner, however, the holders of a majority of UNG’s outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing USCF and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 and 2/3 percent of UNG’s outstanding shares (excluding shares owned, if any, by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the Fourth Amended and Restated Agreement of Limited Partnership of UNG, effective as of March 1, 2013 (as amended from time to time, the “LP Agreement”).

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of four management directors (the “Management Directors”), some of whom are also its executive officers, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002. The Management Directors have the authority to manage USCF pursuant to the terms of the Sixth Amended and Restated Limited Liability Company Agreement of USCF, dated as of May 15, 2015 (as amended from time to time, the “LLC Agreement”). Through its Management Directors, USCF manages the day-to-day operations of UNG. The Board has an audit committee which is made up of the three independent directors (Gordon L. Ellis, Malcolm R. Fobes III and Peter M. Robinson). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does UNG Operate?

An investment in the shares provides a means for diversifying an investor’s portfolio or hedging exposure to changes in natural gas prices. An investment in the shares allows both retail and institutional investors to easily gain this exposure to the natural gas market in a transparent, cost-effective manner.

The net assets of UNG consist primarily of investments in futures contracts for natural gas, crude oil, diesel-heating oil, gasoline, and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, Other Natural Gas-Related (as defined below) investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of natural gas, oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments include those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this annual report on Form 10-K. UNG invests substantially the entire amount of its assets in Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. The daily holdings of UNG are available on UNG’s website at www.unitedstatescommodityfunds.com.

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

The specific Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of UNG’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the natural gas market, position limits or other regulatory requirements limiting UNG’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges or invest in Other Natural Gas-Related Investments. To the extent that UNG invests in Other Natural Gas-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the OTC market. If UNG is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Natural Gas-Related Investments, a substantial portion of UNG’s assets could be invested in accordance with such priority in Other Natural Gas-Related Investments that are intended to replicate the return on the Benchmark Futures Contract. As UNG’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Natural Gas-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments include those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on UNG’s ability to invest in OTC transactions and cleared swaps.

USCF may not be able to fully invest UNG’s assets in the Futures Contract having an aggregate notional amount exactly equal to UNG’s NAV. For example, as standardized contracts, the Futures Contracts are for a specified amount of a particular commodity, and UNG’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, UNG may be better able to achieve the exact amount of exposure to changes in price of the Benchmark Futures Contract through the use of Other Natural Gas-Related Investments, such as OTC contracts that have better correlation with changes in price of the Benchmark Futures Contract.

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

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, futures exchanges and, for certain contracts, the CFTC, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment in UNG is not) may hold, own or control. The net position is the difference between an individual’s or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contract as the NYMEX. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate position back to the accountability level. As of December 31, 2015, UNG held 17,036 NYMEX Natural Gas Futures NG contracts. As of December 31, 2015, UNG held 20,000 Natural Gas Futures LD1 H Contracts traded on the ICE Futures. UNG exceeded accountability levels of the NYMEX during the year ended December 31, 2015, when it held a maximum of 18,489 Natural Gas Futures NG contracts, exceeding both the “any” and “all” month limits. No action was taken by the NYMEX and UNG did not reduce the number of Futures Contracts held as a result. UNG exceeded accountability levels of ICE Futures during the year ended December 31, 2015, when it held a maximum of 31,872 natural gas Futures LD1 H Contracts, exceeding the “any” month limit. No action was taken by ICE Futures and UNG did not reduce the number of cleared swap contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the year ended December 31, 2015, UNG did not exceed position limits imposed by the NYMEX and ICE Futures.

The CFTC has proposed to adopt limits on speculative positions in 28 physical commodity futures and option contracts and swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets and rules addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UNG may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Position Limit Rules may affect UNG, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UNG to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UNG. See “The Commodity Interest Markets- Regulation” in this annual report on Form 10-K for additional information.

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

In connection with investing in Futures Contracts and Other Natural Gas-Related Investments, UNG holds Treasuries, cash and/or cash equivalents that serve as segregated assets supporting UNG’s positions in Futures Contracts and Other Natural Gas-Related Investments. For example, the purchase of a Futures Contract with a stated value of $10 million would not require UNG to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 30% of the stated value of the Futures Contract, would be required. To secure its Futures Contract obligations, UNG would deposit the required margin with the FCM and would separately hold, through its Custodian, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9.0 million (assuming a 10% margin).

As a result of the foregoing, typically 5% to 30% of UNG’s assets are held as margin in segregated accounts with an FCM. In addition to the Treasuries and cash it posts with the FCM for the Futures Contracts it owns, UNG may hold, through the Custodian, Treasuries, cash and/or cash equivalents that can be posted as additional margin or as other collateral to support its OTC contracts. UNG earns income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian or FCM. UNG anticipates that the earned income will increase the NAV and limited partners’ capital contribution accounts. UNG reinvests the earned income, holds it in cash, or uses it to pay its expenses. If UNG reinvests the earned income, it makes investments that are consistent with its investment objective.

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

OTC Derivatives (Including Spreads and Straddles)

In addition to Futures Contracts, there are also a number of listed options on the Futures Contracts on the principal futures exchanges. These contracts offer investors and hedgers another set of financial vehicles to use in managing exposure to the natural gas market. Consequently, UNG may purchase options on Futures Contracts on these exchanges in pursuing its investment objective.

In addition to the Futures Contracts and options on the Futures Contracts, there also exists an active non-exchange-traded market in derivatives tied to natural gas. These derivatives transactions (also known as OTC contracts) are usually entered into between two parties in private contracts. Unlike most of the exchange-traded Futures Contracts or exchange-traded options on the Futures Contracts, each party to such contract bears the credit risk of the other party, i.e., the risk that the other party may not be able to perform its obligations under its contract. To reduce the credit risk that arises in connection with such contracts, UNG will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC contract pursuant to guidelines approved by USCF’s Board.

UNG may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Related Position” or “EFRP” transactions). In the most common type of EFRP transaction entered into by UNG, the OTC component is the purchase or sale of one or more baskets of UNG shares. These EFRP transactions may expose UNG to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract.  Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

UNG may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Futures Contract. UNG would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.

During the reporting period of this annual report on Form 10-K, UNG limited its derivatives activities to Oil Futures Contracts and EFRP transactions.

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

UNG also employs ALPS Distributors as its marketing agent. USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering.

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

RBC Capital’s primary address is 500 West Madison Street, Suite 2500, Chicago, Illinois 60661.  Effective October 10, 2013, RBC Capital became the futures clearing broker for UNG.  RBC Capital is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM.  RBC Capital is a member of various U.S. futures and securities exchanges.

RBC Capital Markets LLC (RBC)

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

On June 18, 2015, in connection with the SEC's Municipalities Continuing Disclosure Cooperation (MCDC) initiative, the SEC commenced and settled an administrative proceeding against RBC Capital Markets, LLC for willful violations of Sections 17(a)(2) of the Securities Act of 1933, as amended (“Securities Act”) after the firm self-reported instances in which it conducted inadequate due diligence in certain municipal securities offerings and as a result, failed to form a reasonable basis for believing the truthfulness of certain material representations in official statements issued in connection with those offerings.

On July 31, 2015, RBC Capital Markets, LLC was added as a new defendant in a pending putative class action initially filed in November 2013 in the United States District Court for the Southern District of New York. The action is brought against multiple foreign exchange dealers and alleges collusive behavior, among other allegations, in foreign exchange trading. The action is in its initial stages as it relates to the new defendants, including RBC Capital Markets, LLC.  On September 11, 2015, a class action lawsuit was filed in the Ontario Superior Court of Justice and a motion for authorization of a class action was filed in the Quebec Superior Court, both on behalf of an alleged class of Canadian investors, against Royal Bank of Canada, RBC Capital Markets, LLC and a number of other foreign exchange dealers. The Canadian class actions allege that the defendants conspired to manipulate the prices of currency trades and are in their initial stages. Based on the facts currently known, it is not possible to predict the ultimate outcome of the Foreign Exchange Matters or the timing of their ultimate resolution.

On October 14, 2014, the Delaware Court of Chancery (the Court of Chancery) in a class action brought by former shareholders of Rural/Metro Corporation, held RBC Capital Markets, LLC liable for aiding and abetting a breach of fiduciary duty by three Rural/Metro directors, but did not make an additional award for attorney’s fees. A final judgment was entered on February 19, 2015 in the amount of US$93 million plus post judgment interest. RBC Capital Markets, LLC appealed the Court of Chancery’s determination of liability and quantum of damages, and the plaintiffs cross-appealed the ruling on additional attorneys’ fees. On November 30, 2015, the Delaware Supreme Court affirmed the Court of Chancery with respect to both the appeal and cross-appeal. RBC Capital Markets, LLC is cooperating with an investigation by the SEC relating to this matter.

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

RBC Capital Markets, LLC, RBC Europe, Ltd. and RBC USA Holdco Corporation are defendants in a lawsuit relating to their role in transactions involving investments made by a number of Wisconsin school districts in certain collateralized debt obligations. These transactions were also the subject of a regulatory investigation. In September 2011, we reached a settlement with SEC which was paid to the school districts through a Fair Fund. Based on the facts currently known, it is not possible at this time to predict the ultimate outcome of this proceeding or the timing of its resolution; however, management believes the ultimate resolution of this proceeding will not have a material adverse effect on our consolidated financial position or results of operations.

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

Currently, USCF does not employ commodity trading advisors for the trading of UNG contracts. USCF currently does, however, employ SummerHaven Investment Management, LLC as a trading advisor for USCI, CPER and USAG. If, in the future, USCF does employ commodity trading advisors for UNG, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

Fees of UNG

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers(1)

Service Provider	Compensation Paid by USCF
BBH&Co., Custodian and Administrator	Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to all funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of UNG’s and the Related Public Funds’ combined net assets, (b) 0.0465% for UNG’s and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once UNG’s and the Related Public Funds’ combined net assets exceed $1 billion.(2)

ALPS Distributors – Marketing Agent	0.06% on UNG’s assets up to $3 billion; and 0.04% on UNG’s assets in excess of $3 billion.

(1)	USCF pays this compensation.
(2)	The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also will pay transaction charge fees to BBH&Co., ranging from $7 to $15 per transaction for the funds.

Compensation to USCF

Assets	Management Fee
First $1,000,000,000	0.60	% of NAV
After the first $1,000,000,000	0.50	% of NAV

Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of UNG’s total assets and subtracting any liabilities.

Fees and Compensation Arrangements between UNG and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by UNG
RBC Capital Markets Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(3)	UNG pays this compensation.

New York Mercantile Exchange Licensing Fee(4) - 0.015% on all net assets.

(4)	Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. UNG is responsible for its pro rata share of the assets held by UNG and the Related Public Funds, other than BNO, USCI, CPER and USAG.

Expenses Paid or Accrued by UNG from Inception through December 31, 2015 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$65,819,762
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$33,851,352
Other Amounts Paid or Accrued(5):	$21,685,277
Total Expenses Paid or Accrued:	$121,356,391

(5)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by UNG from Inception through December 31, 2015 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.56	% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.29	% annualized
Other Amounts Paid or Accrued(7):	0.18	% annualized
Total Expenses Paid or Accrued:	1.03	% annualized

(7)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Other Fees. UNG also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $1,100,000 for the fiscal year ended December 31, 2015. In addition, UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2015 were $569,303 for UNG and the Related Public Funds. UNG’s portion of such fees and expenses for the year ended December 31, 2015 was $118,994.

Form of Shares

Registered Form. Shares are issued in registered form in accordance with the LP Agreement. The Administrator has been appointed registrar and transfer agent for the purpose of transferring shares in certificated form. The Administrator keeps a record of all limited partners and holders of the shares in certificated form in the registry. USCF recognizes transfers of shares in certificated form only if done in accordance with the LP Agreement. The beneficial interests in such shares are held in book-entry form through participants and/or accountholders in the Depository Trust Company (“DTC”).

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of UNG (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by UNG, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants will pay a transaction fee of $1,000 to UNG for each order they place to create or redeem one or more baskets. Authorized Participants who make deposits with UNG in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UNG or USCF, and no such person will have any obligation or responsibility to USCF or UNG to effect any sale or resale of shares. As of December 31, 2015, 17 Authorized Participants had entered into agreements with USCF on behalf of UNG. During the year ended December 31, 2015, UNG issued 1,300 Creation Baskets and redeemed 1,152 Redemption Baskets.

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

Under the Authorized Participant Agreement, USCF, and UNG under limited circumstances, have agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the Securities Act, and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities.

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

By placing a purchase order, an Authorized Participant agrees to deposit Treasuries, cash, or a combination of Treasuries and cash, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Participant must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Participants may not withdraw a creation request, except as otherwise set forth in the procedures in the Authorized Participant Agreement.

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a purchase order, an Authorized Participant agrees to (1) deposit Treasuries, cash or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other OTC energy transaction (through itself or a designated acceptable broker) with UNG for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Participant fails to consummate (1) and (2), the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet UNG’s investment objective and shall be purchased as a result of the Authorized Participant’s purchase of shares.

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

By placing a redemption order, an Authorized Participant agrees to deliver the baskets to be redeemed through DTC’s book-entry system to UNG, as described below. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to UNG’s account at the Custodian the non-refundable transaction fee due for the redemption order. An Authorized Participant may not withdraw a redemption order, except as otherwise set forth in the procedures in the Authorized Participant Agreement.

The manner by which redemptions are made is dictated by the terms of the Authorized Participant Agreement. By placing a redemption order, an Authorized Participant agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to UNG’s account with the Custodian not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order (“Redemption Distribution Date”), and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other OTC energy transaction (through itself or a designated acceptable broker) with UNG for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the Redemption Order Date. If an Authorized Participant fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet UNG’s investment objective and shall be sold as a result of the Authorized Participant’s sale of shares.

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

Suspension or Rejection of Redemption Orders

USCF may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca or the NYMEX is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the NYMEX is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as USCF determines to be necessary for the protection of the limited partners or shareholders. For example, USCF may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of UNG’s assets at an appropriate value to fund a redemption. If USCF has difficulty liquidating its positions, e.g., because of a market disruption event in the futures markets, a suspension of trading by the exchange where the futures contracts are listed or an unanticipated delay in the liquidation of a position in an OTC contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of USCF, the Marketing Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

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

Investments

USCF causes UNG to transfer the proceeds from the sale of Creation Baskets to the Custodian or other custodian for trading activities. USCF will invest UNG’s assets in Futures Contracts and Other Natural Gas-Related Investments and investments in Treasuries, cash and/or cash equivalents. When UNG purchases a Futures Contract and certain exchange-traded Other Natural Gas-Related Investments, UNG is required to deposit 5% to 30% with the selling FCM on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under Natural Gas Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in OTC Natural Gas Interests will generally impose similar collateral requirements on UNG. USCF will invest the assets that remain after margin and collateral are posted in Treasuries, cash and/or cash equivalents subject to these margin and collateral requirements. USCF has sole authority to determine the percentage of assets that are:

•	held on deposit with the FCM or other custodian,

•	used for other investments, and

•	held in bank accounts to pay current obligations and as reserves.

Ongoing margin and collateral payments will generally be required for both exchange-traded and OTC Natural Gas Interests based on changes in the value of the Natural Gas Interests. Furthermore, ongoing collateral requirements with respect to OTC Natural Gas Interests are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under a Natural Gas Interest and each party’s creditworthiness. In light of the differing requirements for initial payments under exchange-traded and OTC Natural Gas Interests and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of UNG’s assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by UNG will constitute reserves that will be available to meet ongoing margin and collateral requirements. All interest income will be used for UNG’s benefit.

An FCM, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to UNG to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held.

The assets of UNG posted as margin for Futures Contracts are held in segregated accounts pursuant to the CEA and CFTC regulations.

If UNG enters into a swap agreement, UNG must post both collateral and independent amounts to its swap counterparty(ies). The amount of collateral UNG posts changes according to the amounts owed by UNG to its counterparty on a given swap transaction, while independent amounts are fixed amounts posted by UNG at the start of a swap transaction. Collateral and independent amounts posted to swap counterparties will be held by a third party custodian.

The Commodity Interest Markets

General

The CEA governs the regulation of commodity interest transactions, markets and intermediaries. The CEA provides for varying degrees of regulation of commodity interest transactions depending upon: (1) the type of instrument being traded (e.g., contracts for future delivery, forwards, options, swaps or spot contracts), (2) the type of commodity underlying the instrument (distinctions are made between instruments based on agricultural commodities, energy and metals commodities and financial commodities), (3) the nature of the parties to the transaction (e.g. retail or eligible contract participant), (4) whether the transaction is entered into on a principal-to-principal or intermediated basis, (5) the type of market on which the transaction occurs, and (6) whether the transaction is subject to clearing through a clearing organization.

The offer and sale of shares of UNG, as well as shares of each Related Public Fund, is registered under the Securities Act. UNG and the Related Public Funds are subject to the requirements of the Securities Act, the Exchange Act and the rules and regulations adopted thereunder, as administered by the SEC. Firms’ participation in the distribution of shares are regulated as described above, as well as by the self-regulatory association, FINRA.

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

Regulation exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, certain regulatory requirements applicable to swaps (such as clearing and margin). The exemption does not extend to other foreign exchange derivatives, such as foreign exchange options, currency swaps, and non-deliverable forwards.

While the U.S. government does not currently impose any restrictions on the movements of currencies, it could choose to do so. The imposition or relaxation of exchange controls in various jurisdictions could significantly affect the market for that and other jurisdictions’ currencies. Trading in the interbank market also exposes UNG to a risk of default since failure of a bank with which UNG had entered into a forward contract would likely result in a default and thus possibly substantial losses to UNG.

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

Regardless of how much the market swings, the most an option buyer can lose is the option premium. The option buyer deposits his premium with his broker, and the money goes to the option seller. Option sellers, on the other hand, face risks similar to participants in the futures markets. For example, since the seller of a call option is assigned a short futures position if the option is exercised, his risk is the same as someone who initially sold a futures contract. Because no one can predict exactly how the market will move, the option seller typically posts margin to demonstrate his ability to meet any potential contractual obligations.

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

Some swap transactions are cleared through central counterparties. “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a central clearing counterparty, via a clearing member (i.e., an FCM), and replaced by two mirror swaps, with the central clearing counterparty becoming the counterparty to both of the initial parties to the swap. These transactions, known as cleared swaps, involve two counterparties first agreeing to the terms of a swap transaction, then submitting the transaction to a clearing house that acts as the central counterparty. Once accepted by the clearing house, the original swap transaction is novated and the central counterparty becomes the counterparty to a trade with each of the original parties based upon the trade terms determined in the original transaction. In this manner each individual swap counterparty reduces its risk of loss due to counterparty nonperformance because the clearing house acts as the counterparty to each transaction.

Regulation

Futures exchanges in the United States are subject to varying degrees of regulation under the CEA depending on whether such exchange is a designated contract market, exempt board of trade or electronic trading facility. Clearing organizations are also subject to the CEA and the rules and regulations adopted thereunder and administered by the CFTC. The CFTC is the governmental agency charged with responsibility for regulation of futures exchanges and commodity interest trading. The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets. In addition, the various exchanges and clearing organizations themselves exercise regulatory and supervisory authority over their member firms.

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

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. The NFA is the only self regulatory association for commodities professionals other than the exchanges. As such, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals that do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity pool operation. USCF is a member of the NFA. As a member of the NFA, USCF is subject to NFA standards relating to fair trade practices, financial condition, and consumer protection.

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

Regulations require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations, and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

UNG’s investors are afforded prescribed rights for reparations under the CEA against USCF (as a registered commodity pool operator), as well as its respective employees who are required to be registered under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or an FCM, introducing broker, commodity trading advisor, CPO, and their respective associated persons.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. Below are discussed several key regulatory items that are relevant to UNG. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies. In addition, with regard to any other rules that the CFTC or SEC may adopt in the future, the effect of any such regulatory changes on UNG is impossible to predict, but it could be substantial and adverse.

Futures Contracts and Position Limits

The CFTC is generally prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

The CFTC has proposed to adopt limits on speculative positions in 28 physical commodity futures and option contracts and swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets and rules addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times.

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

Margin Requirements

Futures and Cleared Swaps

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

Futures contracts are customarily bought and sold on initial margin that represents a very small percentage (ranging upward from 5%) of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract.

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

Margin requirements are computed each day by the relevant clearing organization and a trader’s clearing broker. When the market value of a particular open commodity interest position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. With respect to trading by UNG, UNG (and not its investors personally) is subject to margin calls.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

Options

When a trader purchases an option, there is no margin requirement; however, the option premium must be paid in full. When a trader sells an option, on the other hand, he or she may be required to deposit margin in an amount determined by the margin requirements established for the underlying interest and, in addition, an amount substantially equal to the current premium for the option. The margin requirements imposed on the selling of options, although adjusted to reflect the probability that out-of-the-money options will not be exercised, can in fact be higher than those imposed in dealing in the futures markets directly. Complicated margin requirements apply to spreads and conversions, which are complex trading strategies in which a trader acquires a mixture of options positions and positions in the underlying interest.

OTC Swaps

In October 2015 the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the FHFA (each an Agency and, collectively, the Agencies) jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (Swap Entities) that are subject to the jurisdiction of one of the Agencies (such entities, Covered Swap Entities, and the joint final rules, the Final Margin Rules).

When they take effect, the Final Margin Rules will subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities, and between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average daily aggregate notional of $8 billion or more in non-cleared swaps calculated in accordance with the Final Margin Rules), to a mandatory two-way minimum initial margin requirement. The minimum amount of the initial margin required to be posted or collected would be either the amount calculated by the Covered Swap Entity using a standardized schedule set forth as an appendix to the Final Margin Rules, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model of the Covered Swap Entity conforming to the requirements of the Final Margin Rules that is approved by the Agency having jurisdiction over the particular Covered Swap Entity. The Final Margin Rules specify the types of collateral that may be posted or collected as initial margin for non-cleared swaps and non-cleared security-based swaps with financial end users (generally cash, certain government, government-sponsored enterprise securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold); and sets forth haircuts for certain collateral asset classes.

The Final Margin Rules will require minimum variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). The minimum variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously posted or collected. For non-cleared swaps and security-based swaps between Covered Swap Entities and financial end-users, variation margin may be posted or collected in cash or non-cash collateral that is considered eligible for initial margin purposes. Variation margin is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

UNG is not a Covered Swap Entity under the Final Margin Rules but it is a financial end-user. Accordingly, UNG will be subject to the variation margin requirements of the Final Margin Rules, which will become effective for UNG on March 1, 2017. However, UNG will not have material swaps exposure and, accordingly, UNG will not be subject to the initial margin requirements of the Final Margin Rules.

The CFTC and the SEC are required to adopt their own versions of the Final Margin Rules that are comparable to the Final Margin Rules. The CFTC’s and SEC’s rules will only apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. The CFTC finalized its margin rules on December 16, 2015. The CFTC’s rules are substantially the same as the Final Margin Rules. The SEC has yet to finalize its margin rules.

Mandatory Clearing of Swaps

Regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract and such contract is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in financial activities are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if UNG enters into any of the interest rate or index-based credit default swaps that are subject to these requirements, such swaps will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could require UNG to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the relevant clearing organization, subject to certain regulatory requirements and guidelines.

Other Requirements for Swaps

Swaps that are not required to be cleared and executed on an SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among other things, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements. If UNG engages in non-cleared swap transactions it may be subject to some or all of these requirements.

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”). EMIR imposes requirements on non-cleared derivatives that are similar to those imposed by the CFTC and other regulators in the United States and which are described above. UNG may be indirectly impacted by EMIR to the extent that it engages in derivatives transactions with counterparties that are subject to EMIR.

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

Intellectual Property

USCF owns trademark registrations for UNITED STATES NATURAL GAS FUND (U.S. Reg. No. 3407494) for “fund investment services in the field of natural gas Futures Contracts, cash-settled options on natural gas Futures Contracts, forward contracts for natural gas, OTC transactions based on the price of natural gas, and indices based on the foregoing,” in use since April 18, 2007, UNG UNITED STATES NATURAL GAS FUND, LP (and Flame Design) (U.S. Reg. No. 3683574) for “fund investment services in the field of natural gas Futures Contracts, cash-settled options on natural gas Futures Contracts, forward contracts for natural gas, OTC transactions based on the price of natural gas, and indices based on the foregoing,” in use since April 18, 2007 and UNG UNITED STATES NATURAL GAS FUND, LP (and Flame Design) (U.S. Reg. No. 4343873) for “Financial investment services in the field of natural gas Futures Contracts, cash-settled options on natural gas Futures Contracts, forward contracts for natural gas, OTC transactions based on the price of natural gas, and indices based on the foregoing,” in use since September 30, 2012. USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for these trademarks under current laws, rules and regulations.

USCF owns trademark registrations for USCF (U.S. Reg. No. 3638987) for “fund investment services,” in use since June 24, 2008, and USCF UNITED STATES COMMODITY FUNDS LLC & Design (U.S. Reg. No. 4304004) for “fund investment services,” in use since June 24, 2008. USCF relies upon these trademarks through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations; it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

Item 1A.  Risk Factors.

The following risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and UNG’s financial statements and the related notes.

UNG’s investment objective is for the daily percentage change in the net asset value (“NAV”) per share to reflect the daily percentage changes of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily percentage changes in the price of the Benchmark Futures Contract, less UNG’s expenses. UNG seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Natural Gas-Related Investments such that the daily changes in its NAV, measured in percentage terms, will closely track the changes in the daily price of the Benchmark Futures Contract, also measured in percentage terms. UNG’s investment strategy is designed to provide investors with a cost-effective way to invest indirectly in natural gas and to hedge against movements in the spot price of natural gas. An investment in UNG involves investment risk similar to a direct investment in Futures Contracts and Other Natural Gas-Related Investments, and correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of natural gas will have an efficient hedge only if the price they pay for their shares closely correlates with the price of natural gas. In addition to investment risk and correlation risk, an investment in UNG involves tax risks, OTC risks and other risks.

Investment Risk

The net asset value of UNG’s shares relates directly to the value of the Benchmark Futures Contracts and other assets held by UNG and fluctuations in the prices of these assets could materially adversely affect an investment in UNG’s shares.

The net assets of UNG consist primarily of investments in Futures Contracts and, to a lesser extent, in Other Natural Gas-Related Investments. The NAV of UNG’s shares relates directly to the value of these assets (less liabilities, including accrued but unpaid expenses), which in turn relates to the price of natural gas in the marketplace. Natural gas prices depend on local, regional and global events or conditions that affect supply and demand for natural gas.

Economic conditions impacting natural gas. The demand for natural gas correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on natural gas demand and therefore may have an adverse impact on natural gas prices.

Other natural gas demand-related factors. Other factors that may affect the demand for natural gas and therefore its price, include technological improvements in energy efficiency; seasonal weather patterns, which affect the demand for natural gas associated with heating and cooling; increased competitiveness of alternative energy sources that have so far generally not been competitive with natural gas without the benefit of government subsidies or mandates; and changes in technology or consumer preferences that alter fuel choices, such as toward alternative fueled vehicles.

Other natural gas supply-related factors. Natural gas prices also vary depending on a number of factors affecting supply. For example, increased supply from the development of new natural gas sources and technologies to enhance recovery from existing sources tends to reduce natural gas prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or manufacturing capacity may impact the supply of natural gas. Natural gas supply levels can also be affected by factors that reduce available supplies, such as natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies in the natural gas industry to find, produce, and transport natural gas, which in turn, may affect the supply of and demand for natural gas.

Other factors impacting the natural gas market. The supply of and demand for natural gas may also be impacted by changes in interest rates, inflation, and other local or regional market conditions, as well as by the development of alternative energy sources.

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

The CFTC has proposed to adopt limits on speculative positions in 28 physical commodity futures and option contracts and swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets and rules addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control. The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, UNG may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Position Limit Rules may affect UNG, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UNG to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UNG. See “The Commodity Interest Markets- Regulation” in this annual report on Form 10-K for additional information.

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

OTC Contract Risk

Currently, OTC transactions are subject to changing regulation.

A portion of UNG’s assets may be used to trade OTC Natural Gas Interests, such as forward contracts or swap or spot contracts. OTC contracts are typically contracts traded on a principal-to-principal, non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions. The markets for OTC contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. While certain regulations adopted over the past two years are intended to provide additional protections to participants in the OTC market, the current regulation of the OTC contracts could expose UNG in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. As a result of such regulations, if UNG enters into certain interest rate and credit default swaps, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require UNG to centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. See “Item 1. Business – Regulation” for a discussion of how the OTC market will be subject to much more extensive regulatory oversight.

UNG will be subject to credit risk with respect to counterparties to OTC contracts entered into by UNG or held by special purpose or structured vehicles.

UNG faces the risk of non-performance by the counterparties to the OTC contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to UNG, in which case UNG could suffer significant losses on these contracts.

If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, UNG may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. UNG may obtain only limited recovery or may obtain no recovery in such circumstances.

Valuing OTC derivatives may be less certain that actively traded financial instruments.

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

OTC contracts that are not subject to clearing may be even less marketable than futures contracts because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions make such contracts less liquid than standardized futures contracts traded on a commodities exchange and could adversely impact UNG’s ability to realize the full value of such contracts. In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

The liquidity of the shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the shares.

In the event that one or more Authorized Participants which have substantial interests in the shares withdraw from participation, the liquidity of the shares will likely decrease, which could adversely affect the market price of the shares and result in investors incurring a loss on their investment.

Shareholders that are not Authorized Participants may only purchase or sell their shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect investors’ investment in the shares.

Only Authorized Participants may create or redeem Redemption Baskets. All other investors that desire to purchase or sell shares must do so through the NYSE Arca or in other markets, if any, in which the shares may be traded. Shares may trade at a premium or discount to NAV per share.

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

In managing and directing the day-to-day activities and affairs of UNG, USCF relies heavily on Messrs. John P. Love and Stuart P. Crumbaugh. If Messrs. Love or Crumbaugh were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of UNG. Furthermore, Messrs. Love or Crumbaugh are currently involved in the management of the Related Public Funds.

The LLC Agreement provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is a closely-held private company where the majority of shares has historically been voted by one person.

USCF’s Board of Directors currently consists of four Management Directors, each of whom are shareholders of USCF’s parent, Wainwright Holdings, Inc. (“Wainwright”), and three Non-Management Directors, each of whom are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright, which is the sole member of USCF. Wainwright is a privately held company in which the majority of shares are held by or on behalf of Nicholas D. Gerber and his immediate family members (the “Gerber Family”). Historically, shares of Wainwright have been voted by, and on behalf of, the Gerber Family by Nicholas D. Gerber, and it is anticipated that such trend will continue in the future. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and UNG, including their regulatory obligations.

There is a risk that UNG will not earn trading gains sufficient to compensate for the fees and expenses that it must pay and as such UNG may not earn any profit.

UNG pays brokerage charges of approximately 0.10% of average total net assets based on brokerage fees of $3.50 per buy or sell, management fees of 0.60% of NAV on its average net assets of $1,000,000 or less and 0.50% of net asset value on its average net assets that are greater than $1,000,000, and OTC spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by USCF on UNG’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that cannot be quantified.

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

UNG invests primarily in Futures Contracts, a significant portion of which are traded on United States exchanges, including the NYMEX. However, a portion of UNG’s trades may take place on markets and exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. Trading on such non-U.S. markets or exchanges presents risks because they are not subject to the same degree of regulation as their U.S. counterparts, including potentially different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, UNG is subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

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

As the regulatory requirements are constantly evolving, it is difficult to predict the effect any regulatory changes may have on UNG.

The failure or bankruptcy of a clearing broker could result in a substantial loss of UNG’s assets and could impair UNG in its ability to execute trades.

In the event of the bankruptcy of a clearing broker or an Exchange’s clearing house, UNG could be exposed to a risk of loss with respect to its assets that are posted as margin. If such a bankruptcy were to occur, UNG would be afforded the protections granted to customers of an FCM, and participants to transactions cleared through a clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCM or an Exchange’s clearing house if the customer property held by the FCM or the Exchange’s clearing house is insufficient to satisfy all customer claims. In any case, there can be no assurance that these protections will be effective in allowing UNG to recover all, or even any, of the amounts it has deposited as margin.

Bankruptcy of a clearing FCM can be caused by, among other things, the default of one of the FCM’s customers. In this event, the Exchange’s clearing house is permitted to use the entire amount of margin posted by UNG (as well as margin posted by other customers of the FCM) to cover the amounts owed by the bankrupt FCM. Consequently, UNG could be unable to recover amounts due to it on its futures positions, including assets posted as margin, and could sustain substantial losses.

On January 13, 2014, new regulations became effective relating to enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and 20 examination programs for FCMs. There can be no assurance that the implementation of these regulations will prevent losses to, or not materially adversely affect, UNG or its investors.

Notwithstanding that UNG could sustain losses upon the failure or bankruptcy of its FCM, the majority of UNG’s assets are held in Treasuries, cash and/or cash equivalents with the Custodian and would not be impacted by the bankruptcy of an FCM.

The failure or bankruptcy of UNG’s Custodian could result in a substantial loss of UNG’s assets.

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

Due to the increased use of technologies, intentional and unintentional cyber-attacks pose operational and information security risks.

With the increased use of technologies such as the Internet and the dependence on computer systems to perform necessary business functions, UNG is susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of UNG’s clearing broker or third party service provider (including, but not limited to, index providers, the administrator and transfer agent, the custodian), have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of UNG shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. UNG and its shareholders could be negatively impacted as a result. While UNG has established business continuity plans, there are inherent limitations in such plans.

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

	High	Low
Fiscal year 2015
First quarter	$16.68	$13.17
Second quarter	$14.90	$12.39
Third quarter	$14.01	$11.61
Fourth quarter	$11.67	$6.92

Fiscal year 2014
First quarter	$27.69	$19.69
Second quarter	$26.83	$23.84
Third quarter	$24.47	$20.72
Fourth quarter	$23.51	$14.77

As of December 31, 2015, UNG had approximately 70,076 holders of shares.

Dividends

UNG has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

UNG does not purchase shares directly from its shareholders; however, in connection with its redemption of baskets held by Authorized Participants, UNG redeemed 1,152 baskets (comprising 115,200,000 shares) during the year ended December 31, 2015.

Item 6.    Selected Financial Data.

Financial Highlights (for the years ended December 31, 2015, 2014, 2013, 2012 and 2011)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011

Total assets	$580,803	$652,131	$955,316	$1,246,283	$1,083,535
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(240,358)	$(203,735)	$153,897	$(212,777)	$(502,939)
Net realized and unrealized gain (loss) on swap contracts	$-	$32,345	$10,460	$(66,191)	$(315,922)
Net income (loss)	$(245,141)	$(177,150)	$157,100	$(286,166)	$(831,191)
Weighted-average limited partnership shares	49,197,161	32,150,038	48,892,503	53,045,948	44,028,303	*
Net gain (loss) per share	$(5.94)	$(5.96)	$1.72	$(7.01)	$(22.12	)*
Net gain (loss) per weighted average share	$(4.98)	$(5.51)	$3.21	$(5.39)	$(18.88	)*
Cash and cash equivalents at end of year	$453,830	$589,867	$792,446	$1,100,511	$938,679

*	Adjusted to give effect to the reverse share split of 4-for-1 executed on February 21, 2012.

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

UNG seeks to achieve its investment objective by investing in a combination of natural gas Futures Contracts and Other Natural Gas-Related Investments such that daily changes in its per share NAV, measured in percentage terms, will closely track the daily changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USCF believes the daily changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of natural gas. It is not the intent of UNG to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of or any particular futures contract based on natural gas.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, FINRA, CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact UNG are discussed in “Item 1. Business” and “Item 1A. Risk Factors” in this annual report on Form 10-K.

Price Movements

Natural gas futures prices were volatile during the year ended December 31, 2015 and exhibited moderate daily swings along with an uneven downward trend during the year. The price of the Benchmark Futures Contract started the year at $2.889 per million British thermal units (“MMBtu”). The low of the year was on December 16, 2015, when the price dropped to $1.809 per MMBtu. The high of the year was on January 14, 2015, when the price reached $3.233 per MMBtu. The year ended with the Benchmark Futures Contract at $2.337 per MMBtu, down approximately (19.11)% over the year. UNG’s per share NAV began the year at $14.63 and ended the year at $8.69 on December 31, 2015, a decrease of approximately 40.60% over the year. UNG’s per share NAV reached its high for the year on January 14, 2015 at $16.36 and reached its low for the year on December 18, 2015 at $6.95. The Benchmark Futures Contract prices listed above began with the February 2015 contracts and ended with the February 2016 contracts. The decrease of approximately (19.11)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding natural gas Futures Contracts. An investment in natural gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing natural gas Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG’s Benchmark.”

During the year ended December 31, 2015, the natural gas futures market exhibited periods of both contango and backwardation. During periods of contango, the price of the near month natural gas Futures Contract was typically lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month natural gas Futures Contract was typically higher than the price of the next month natural gas Futures Contract, or contracts further away from expiration. For a discussion of the impact of contango and backwardation on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UNG has registered six subsequent offerings of its shares: 50,000,000 shares which were registered with the SEC on November 21, 2007, 100,000,000 shares which were registered with the SEC on August 28, 2008, 300,000,000 shares which were registered with the SEC on May 6, 2009, 1,000,000,000 shares were registered with the SEC on August 12, 2009, 200,000,000 shares were registered on March 12, 2014 and 200,000,000 shares were registered on April 28, 2015. Shares offered by UNG in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. On March 8, 2011, after the close of trading on the NYSE Arca, UNG effected a 2-for-1 reverse share split and post-split shares of UNG began trading on March 9, 2011. As a result of the reverse share split, every two pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 447,200,000 shares of UNG issued and outstanding, representing a per share NAV of $5.16. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 223,600,000, not accounting for fractional shares, and the per share NAV increased to $10.31. On February 21, 2012, after the close of trading on the NYSE Arca, UNG effected a 4-for-1 reverse share split and post-split shares of UNG began trading on February 22, 2012. As a result of the reverse share split, every four pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 174,297,828 shares of UNG issued and outstanding, representing a per share NAV of $5.51. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 43,574,457, not accounting for fractional shares, and the per share NAV increased to $22.04. As of December 31, 2015, UNG had issued 1,605,700,000 shares, 59,266,476 of which were outstanding. As of December 31, 2015, there were 274,300,000 shares registered but not yet issued.

More shares may have been issued by UNG than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, as amended, shares that have been redeemed by UNG cannot be resold by UNG. As a result, UNG contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2015, UNG had the following Authorized Participants: ABN Amro, BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, Virtu Financial Capital Markets, and Virtu Financial BD LLC.

For the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014; and for the Year Ended December 31, 2014, Compared to the Year Ended December 31, 2013

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Per share net asset value, end of period	$8.69	$14.63	$20.59
Average daily total net assets	$607,593,459	$722,787,861	$959,224,396
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$404,960	$275,530	$326,326
Annualized yield based on average daily total net assets	0.07%	0.04%	0.03%
Management fee	$3,645,561	$4,336,707	$5,737,913
Total fees and other expenses excluding management fees	$4,070,108	$3,936,961	$4,469,882
Fees and expenses related to the registration or offering of additional shares	$379,106	$238,716	$850
Total commissions accrued to brokers	$2,371,433	$2,001,949	$2,400,039
Total commissions as annualized percentage of average total net assets	0.39%	0.28%	0.25%
Commissions accrued as a result of rebalancing	$2,089,974	$1,623,581	$2,036,257
Percentage of commissions accrued as a result of rebalancing	88.13%	81.10%	84.84%
Commissions accrued as a result of creation and redemption activity	$281,459	$378,368	$363,782
Percentage of commissions accrued as a result of creation and redemption activity	11.87%	18.90%	15.16%

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

The decrease in the per share NAV for the year ended December 31, 2015, compared to the year ended December 31, 2014, was primarily due to a decrease in value of natural gas instruments invested by UNG; and for the year ended December 31, 2014, compared to the year ended December 31, 2013, the decrease was primarily due to a decrease in value of natural gas instruments held and traded by UNG.

Average interest rates on short-term investments held by UNG, including cash equivalents and Treasuries, were higher during the year ended December 31, 2015, compared to the years ended December 31, 2014; and December 31, 2013. As a result, the amount of income earned by UNG was higher in the year ended December 31, 2015 compared to the years ended December 31, 2014 and December 31, 2013 due to the increase in interest rates. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in UNG’s total fees and expenses excluding management fees for the year ended December 31, 2015, compared to the year ended December 31, 2014, was primarily due to an increase in variable expenses; and for the year ended December 31, 2014, compared to year ended December 31, 2013, the decrease was primarily due to a decrease in variable expenses resulting from UNG’s smaller size as measured by total net assets.

The increase in the total commissions accrued to brokers by UNG for the year ended December 31, 2015, compared to the year ended December 31, 2014 was a result of increased brokerage fees due to a higher number of natural gas instruments held and traded; and the decrease for the year ended December 31, 2014, as compared to December 31, 2013, was a result of decreased brokerage fees due to a lower number of natural gas instruments held and traded.

For the Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014; and for the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

	For the three months ended December 31, 2015	For the three months ended December 31, 2014	For the three months ended December 31, 2013
Per share net asset value, end of period	$8.69	$14.63	$20.59
Average daily total net assets	$533,434,109	$703,081,513	$939,616,227
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$163,878	$66,231	$84,815
Annualized yield based on average daily total net assets	0.12%	0.04%	0.04%
Management fee	$806,728	$1,063,291	$1,420,416
Total fees and other expenses excluding management fees	$797,704	$829,455	$1,085,979
Fees and expenses related to the registration or offering of additional shares	$101,751	$74,830	$—
Total commissions accrued to brokers	$601,225	$516,764	$585,258
Total commissions as annualized percentage of average total net assets	0.45%	0.29%	0.25%
Commissions accrued as a result of rebalancing	$545,019	$423,919	$496,022
Percentage of commissions accrued as a result of rebalancing	90.65%	82.03%	84.75%
Commissions accrued as a result of creation and redemption activity	$56,206	$92,845	$89,236
Percentage of commissions accrued as a result of creation and redemption activity	9.35%	17.97%	15.25%

The decrease in UNG’s per share NAV for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, was primarily due to the lower prices for natural gas instruments and the related decrease in the value of the natural gas instruments in which UNG invested; and for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, the decrease was primarily due to the decrease in the values of natural gas instruments held and traded by UNG, as well as redemption activity in the fund.

Average interest rates earned on short-term investments held by UNG, including cash equivalents and Treasuries, were higher during the three months ended December 31, 2015, compared to the three months ended December 31, 2014; and were similar for the three months ended December 31, 2014, compared to the three months ended December 31, 2013. As a result, the amount of income earned by UNG was higher for the three months ended December 31, 2015 compared to the three months ended December 31, 2014 and December 31, 2013 due to the increase in interest rates. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in UNG’s total fees and other expenses excluding management fees for the three months ended December 31, 2015, compared to the three months ended December 31, 2014 was primarily due to a decrease in variable expenses resulting from UNG’s smaller size as measured by total net assets; and the decrease for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, was primarily due to a decrease in variable expenses resulting from UNG’s smaller size as measured by total net assets.

The increase in the total commissions accrued to brokers by UNG for the three months ended December 31, 2015, compared to the three months ended December 31, 2014 was a result of increased brokerage fees due to higher number of natural gas instruments being held and traded; and the decrease for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, was a result of decreased brokerage fees due to lower number of natural gas instruments being held and traded.

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

For the 30 valuation days ended December 31, 2015, the simple average daily change in the Benchmark Futures Contract was (0.361)%, while the simple average daily change in the per share NAV of UNG over the same time period was (0.364)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals   1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.089)%, meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of UNG’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended December 31, 2015, the last trading day in December. The second chart below shows the monthly total returns of UNG as compared to the monthly value of the Benchmark Futures Contract for the five years ended December 31, 2015.

Since the commencement of the offering of UNG shares to the public on April 18, 2007 to December 31, 2015, the simple average daily change in the Benchmark Futures Contract was (0.132)%, while the simple average daily change in the per share NAV of UNG over the same time period was (0.135)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.513)%, meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2015, the actual total return of UNG as measured by changes in its per share NAV was (40.60)%. This is based on an initial per share NAV of $14.63 on December 31, 2014 and an ending per share NAV as of December 31, 2015 of $8.69. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $8.81 as of December 31, 2015, for a total return over the relevant time period of (39.78)%. The difference between the actual per share NAV total return of UNG of (40.60)% and the expected total return based on the Benchmark Futures Contract of (39.78)% was an error over the time period of (0.82)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses, The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the year ended December 31, 2014, the actual total return of UNG as measured by changes in its per share NAV was (28.95)%. This is based on an initial per share NAV of $20.59 on December 31, 2013 and an ending per share NAV as of December 31, 2014 of $14.63. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $14.83 as of December 31, 2014, for a total return over the relevant time period (27.97)%. The difference between the actual per share NAV total return of UNG of (28.95)% and the expected total return based on the Benchmark Futures Contract of (27.97)% was an error over the time period of (0.98)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

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

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract over time.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2015. Interest payments, and any other income, were retained within the portfolio and added to UNG’s NAV. When this income exceeds the level of UNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UNG will continue to be higher than interest earned by UNG. As such, USCF anticipates that UNG will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2015, UNG did not hold Other Natural Gas-Related Investments. UNG also held investments in natural gas Futures Contracts traded on the ICE Futures US whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized OTC swaps designed to track the settlement price of the Benchmark Futures Contract. Due, in part, to the size of UNG and its obligations to comply with regulatory limits, UNG has invested in Other Natural Gas-Related Investments, such as OTC swaps, which have increased transaction-related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that UNG must pay to the swap counterparty certain fees that UNG does not have to pay for transactions executed on an exchange. Finally, due to potential regulatory limitations, UNG may determine to hold greater amounts of cash and cash equivalents and lesser amounts of Natural Gas Interests, if it determines that will most appropriately satisfy UNG’s investment objective. Holding more cash and cash equivalents and less Natural Gas Interests for some period of time may result in increased tracking error. There are additional Other Natural Gas-Related Investments that UNG is permitted to invest in whose price movements may not track the settlement price of the Benchmark Futures Contract.

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

Near Month Price (NG1) vs Average Price of the Near 12 Months (12 M Strip)
(10 years ending 12/31/15)*
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
12/31/2005
12/31/2006
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
NG1
12M Strip Price

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month natural gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between December 31, 2005 and December 31, 2015. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12 month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12 month contracts whose delivery falls during the winter season.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of natural gas Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of UNG is not to have the market price of its shares match, dollar for dollar, changes in the spot price of natural gas, both contango and backwardation impacted the total return on an investment in UNG shares during the year ended December 31, 2015 relative to a hypothetical direct investment in natural gas. For example, an investment in UNG shares made on December 31, 2014 and held to December 31, 2015 decreased, based upon the changes in the NAV for UNG shares on those days, by approximately 40.60%, while the spot price of natural gas for immediate delivery (as represented by the price of the Benchmark Futures Contract) during the same period decreased by approximately (19.11)% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, an investment made in UNG shares on December 31, 2013 and held to December 31, 2014 decreased, based upon the changes in the NAV for UNG shares on those days, by approximately 28.95%, while the spot price of natural gas for immediate delivery during the same period increased by approximately 31.70% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the year ended December 31, 2015, natural gas prices in the United States were volatile and finished the period lower than the beginning of the year. Prices were impacted by several factors. Colder weather in some parts of the country during the early months of 2015 increased demand for natural gas, while a historic storage surplus that has weighed on prices in recent year exceeded the five-year average and prior year levels. As of December 31, 2015, the amount of natural gas in storage had reached 3,756 billion cubic feet, which was approximately 14% above the five-year average and 17% above prior year levels.

By comparison, during the year ended December 31, 2014, natural gas prices in the United States were volatile and finished the period lower than the beginning of the year. Prices were impacted by several factors. Colder weather in some parts of the country during the early months of 2014 increased demand for natural gas, while a historic storage surplus that had weighed on prices in recent years fell below the five-year average and 2013 levels. From April through October, strong weekly supply injections allowed inventory levels to recover, and a combination of warmer weather and weak storage withdraws heading into the winter resulted in inventories returning to approximate 5-year average levels. As of December 31, 2014, the amount of natural gas in storage had reached 3,089 billion cubic feet, which was approximately 2.1% below the five-year average and 0.09% above 2013 levels.

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

For the ten year time period between 2005 and 2015, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was correlated with the movements of large cap U.S. equities, U.S. government bonds, global equities, crude oil and diesel-heating oil mildly correlated with unleaded gasoline.

Correlation Matrix December 31, 2005-2015	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas

Large Cap U.S. Equities (S&P 500)	1.000	0.877	0.992	0.764	0.767	0.705	0.543
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.859	0.660	0.670	0.584	0.553
Global Equities (FTSE World Index)			1.000	0.789	0.786	0.725	0.553
Crude Oil				1.000	0.900	0.856	0.550
Diesel-Heating Oil					1.000	0.853	0.558
Unleaded Gasoline						1.000	0.456
Natural Gas							1.00

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended December 31, 2015, the movement of natural gas on a monthly basis was strongly correlated with large-cap U.S. equities, U.S government bonds, global equities, crude oil, diesel-heating oil and unleaded gasoline.

Correlation Matrix 12 Months ended December 31, 2015	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	0.990	1.000	0.927	0.881	0.949	0.972
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.989	0.923	0.853	0.922	0.984
Global Equities (FTSE World Index)			1.000	0.933	0.886	0.954	0.974
Crude Oil				1.000	0.923	0.951	0.936
Diesel-Heating Oil					1.000	0.943	0.877
Unleaded Gasoline						1.000	0.941
Natural Gas							1.000

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

Liquidity and Capital Resources

UNG has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. UNG has met, and it is anticipated that UNG will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. UNG’s liquidity needs include: redeeming shares, providing margin deposits for its existing natural gas Futures Contracts or the purchase of additional natural gas Futures Contracts and posting collateral for its OTC swaps and payment of its expenses, summarized below under “Contractual Obligations.”

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares and (ii) income earned on Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in natural gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNG’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the year ended December 31, 2015, UNG’s expenses exceeded the income UNG earned and the cash earned from the sales of Creation Baskets. Similarly, during the year ended December 31, 2014, UNG’s expenses exceeded the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses exceed income, UNG’s NAV was negatively impacted.

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, when UNG is invested in OTC swaps, those OTC swaps have very limited liquidity since they are negotiated agreements that are not transferable by UNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. If UNG invests in OTC swaps in the future, such market conditions or contractual limits could prevent UNG from promptly liquidating its positions in Natural Gas Interests. During the year ended December 31, 2015, UNG did not purchase or liquidate any of its positions while daily limits were in effect; however, UNG cannot predict whether such an event may occur in the future.

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

During the year ended December 31, 2014, UNG had an open fully-collateralized OTC transaction with one counterparty, JPMorgan Chase Bank, NA which was closed on April 23, 2014. Unlike most of the exchange-traded Futures Contracts, cleared swaps or exchange-traded options on such futures, each party to an OTC contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

USCF attempts to manage the credit risk of UNG by following various trading limitations and policies. In particular, UNG generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the natural gas Futures Contracts and Other Natural Gas-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of UNG to limit its credit exposure. An FCM, when acting on behalf of UNG in accepting orders to purchase or sell natural gas Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to UNG, all assets of UNG relating to domestic natural gas Futures Contracts trading. These FCMs are not allowed to commingle UNG’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account UNG’s assets related to foreign natural gas Futures Contracts trading and, in some cases, to cleared swaps executed through the FCM. Similarly, under its current OTC agreements, UNG requires that collateral it posts or receives be posted with its custodian, and under agreements among the custodian, UNG and its counterparties, such collateral is segregated.

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC contracts.

As of December 31, 2015, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $437,908,086 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNG’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2015, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

European Sovereign Debt

UNG had no direct exposure to European sovereign debt as of December 31, 2015 and has no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

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

Contractual Obligations

UNG’s primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated daily and paid monthly as a fixed percentage of UNG’s NAV, currently 0.60% for a NAV of $1 billion or less, and thereafter of 0.50% for a NAV above $1 billion.

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

USCF pays the fees of the Marketing Agent and the fees of BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UNG’s financial statements and its SEC, NFA and CFTC reports. USCF and UNG have also entered into a licensing agreement with the NYMEX pursuant to which UNG and the Related Public Funds, other than BNO, USCI, CPER, and USAG pay a licensing fee to the NYMEX. UNG also pays the fees and expenses associated with its tax accounting and reporting requirements.

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

As of December 31, 2015, UNG’s portfolio consisted of 17,036 Natural Gas NG Futures Contracts traded on the NYMEX and 20,000 Natural Gas Futures LD1 H Contracts traded on the ICE Futures. For a list of UNG’s current holdings, please see UNG’s website at www.unitedstatescommodityfunds.com.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

OTC Derivatives (Including Spreads and Straddles)

UNG may purchase OTC swaps. Unlike most exchange-traded futures contracts, cleared swaps or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

UNG may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Related Position” or “EFRP transaction”).  In the most common type of EFRP transaction entered into by UNG, the OTC component is the purchase or sale of one or more baskets of USNG shares. These EFRP transactions may expose UNG to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract.  Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

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

Both the Board and its audit committee review statistics and data pertaining to each of UNG’s OTC counterparties. Reports are provided verbally and in writing by USCF’s management at least quarterly and more frequently when deemed necessary. Data reviewed includes, but is not limited to, short-term and long-term credit ratings by Moody’s Investor Service, Inc., Standard & Poor’s Financial Services LLC and Fitch Ratings; changes in market capitalization and stock prices over the last five years; numerous financial ratios including capital and leverage ratios; and credit default swap yields and spreads. Additionally, members of USCF’s Board, audit committee and management team may note general economic or company specific news that necessitates a review of a counterparty’s creditworthiness outside of the regular review cycle. Board members and audit committee members may conduct their own analysis and contact USCF’s management team at their discretion to request further information or action. Board members are apprised of open positions as well as changes to positions and counterparties utilized by UNG on an ongoing basis. Significant changes to UNG’s OTC contract holdings are reported to the Board in a timely manner.

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

During the reporting period of this annual report on Form 10-K, UNG limited its derivatives activities to Oil Futures Contracts and EFRP transactions.

UNG maintains, in conjunction with its counterparties, collateral in the form of both cash and investments in Treasuries, depending on the specific arrangements with each counterparty. UNG is required to post an independent amount based on a percentage of the initial notional amount of each position at the inception of each OTC contract. In addition, between reset periods, UNG posts collateral for the benefit of its counterparties that approximately corresponds to any unrealized loss that would be realized by UNG if the OTC contract were closed on any given valuation date. Likewise, UNG’s counterparties post collateral for UNG’s benefit that approximately corresponds to any unrealized gain that would be realized by UNG if the OTC contract were to be closed on any given valuation date. At each reset date, UNG will make or receive settlement payments to or from its counterparties, and collateral posted by or for UNG will be returned to the appropriate party to offset the settlement payment made. Collateral is held by an independent third party and governed by tri-party agreements between UNG, its custodian, BBH&Co., and each counterparty.

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

Item 8.    Financial Statements and Supplementary Data.

United States Natural Gas Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of UNG’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2015, UNG’s internal control over financial reporting is effective.

Attestation Report of Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

Auditors’ Report on Internal Control over Financial Reporting

To the Partners of

United States Natural Gas Fund, LP

We have audited the internal control over financial reporting of United States Natural Gas Fund, LP (the “Fund”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2015, of the Fund and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

February 26, 2016

Report of Independent Registered Public Accounting Firm

To the Partners of

United States Natural Gas Fund, LP

We have audited the accompanying statements of financial condition of United States Natural Gas Fund, LP (the “Fund”) as of December 31, 2015 and 2014, including the schedule of investments as of December 31, 2015 and 2014, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2015, 2014 and 2013. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Natural Gas Fund, LP as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Fund’s internal control over financial reporting.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

February 26, 2016

United States Natural Gas Fund, LP

Statements of Financial Condition

At December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 5)	$453,830,484	$589,867,333
Equity in trading accounts:
Cash and cash equivalents	24,941,552	226,160,966
Unrealized gain (loss) on open commodity futures contracts	101,409,342	(167,811,783)
Receivable for shares sold	-	3,239,154
Dividends receivable	742	7,407
Directors' fees and insurance receivable	26,732	17,361
Prepaid registration fees	592,590	650,697
ETF transaction fees receivable	2,000	-

Total assets	$580,803,442	$652,131,135

Liabilities and Partners' Capital
Payable due to Broker	$40,863,950	$-
Payable for shares redeemed	23,460,624	-
General Partner management fees payable (Note 3)	249,954	364,245
Professional fees payable	1,150,398	1,312,648
Brokerage commissions payable	83,750	72,750
License fees payable	21,886	27,913

Total liabilities	65,830,562	1,777,556

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	514,972,880	650,353,579
Total Partners' Capital	514,972,880	650,353,579

Total liabilities and partners' capital	$580,803,442	$652,131,135

Limited Partners' shares outstanding	59,266,476	44,466,476
Net asset value per share	$8.69	$14.63
Market value per share	$8.67	$14.77

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Schedule of Investments

At December 31, 2015

		Unrealized
		Gain (Loss)
		on Open
	Number of	Commodity	% of Partners'
	Contracts	Contracts	Capital
Open Futures Contracts - Long
United States Contracts
ICE Natural Gas Futures LD1 H February 2016 contracts, expiring February 2016	20,000	$23,131,500	4.49
NYMEX Natural Gas Futures NG February 2016 contracts, expiring January 2016	17,036	78,277,842	15.20
Total Open Futures Contracts*	37,036	$101,409,342	19.69

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.19%, 2/04/2016	$25,000,000	$24,995,632	4.86
0.22%, 2/11/2016	25,000,000	24,993,879	4.85
0.20%, 2/18/2016	25,000,000	24,993,333	4.85
0.20%, 2/25/2016	25,000,000	24,992,552	4.85
0.26%, 3/10/2016	25,000,000	24,987,781	4.85
0.09%, 3/24/2016	25,000,000	24,995,101	4.85
0.07%, 3/31/2016	20,000,000	19,996,750	3.88
0.07%, 4/07/2016	20,000,000	19,996,228	3.88
0.07%, 4/14/2016	25,000,000	24,995,306	4.86
0.11%, 4/21/2016	20,000,000	19,993,217	3.88
0.21%, 4/28/2016	20,000,000	19,986,233	3.88
0.33%, 5/12/2016	20,000,000	19,975,800	3.88
0.31%, 5/19/2016	20,000,000	19,976,061	3.88
0.35%, 5/26/2016	17,000,000	16,975,870	3.30
0.43%, 6/02/2016	15,000,000	14,972,906	2.91
0.52%, 6/09/2016	15,000,000	14,965,333	2.91
0.47%, 6/30/2016	40,000,000	39,906,483	7.75
Total Treasury Obligations		381,698,465	74.12

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	10,000,000	10,000,000	1.94
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	20,000,000	20,000,000	3.89
Total Money Market Funds		30,000,000	5.83
Total Cash Equivalents		$411,698,465	79.95

* Collateral amounted to $24,941,552 on open future contracts.

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

United States Natural Gas Fund, LP

Statements of Operations

For the years ended December 31, 2015, 2014 and 2013

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(507,207,439)	$(47,954,734)	$155,734,315
Realized gain (loss) on closed swap contracts	-	25,690,444	13,643,971
Change in unrealized gain (loss) on open futures contracts	269,221,125	(153,777,873)	562,933
Change in unrealized gain (loss) on open swap contracts	-	6,654,820	(3,183,881)
Dividend income	64,640	88,541	126,075
Interest income	340,320	186,989	200,251
ETF transaction fees	156,000	235,000	224,000

Total income (loss)	(237,425,354)	(168,876,813)	167,307,664

Expenses
General Partner management fees (Note 3)	3,645,561	4,336,707	5,737,913
Professional fees	1,109,436	1,395,991	1,725,246
Brokerage commissions	2,371,433	2,001,949	2,400,039
Directors' fees and insurance	118,994	191,887	199,863
License fees	91,139	108,418	143,884
Registration fees	379,106	238,716	850

Total expenses	7,715,669	8,273,668	10,207,795

Net income (loss)	$(245,141,023)	$(177,150,481)	$157,099,869
Net income (loss) per limited partnership share	$(5.94)	$(5.96)	$1.72
Net income (loss) per weighted average limited partnership share	$(4.98)	$(5.51)	$3.21
Weighted average limited partnership shares outstanding	49,197,161	32,150,038	48,892,503

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Statements of Changes in Partners' Capital

For the years ended December 31, 2015, 2014 and 2013

	General Partner	Limited Partners	Total

Balances, at December 31, 2012	$-	$1,186,272,656	$1,186,272,656
Addition of 112,900,000 partnership shares	-	2,206,756,302	2,206,756,302
Redemption of 130,200,000 partnership shares	-	(2,611,746,663)	(2,611,746,663)
Net income (loss)	-	157,099,869	157,099,869

Balances, at December 31, 2013	-	938,382,164	938,382,164
Addition of 133,400,000 partnership shares	-	3,030,504,891	3,030,504,891
Redemption of 134,500,000 partnership shares	-	(3,141,382,995)	(3,141,382,995)
Net income (loss)	-	(177,150,481)	(177,150,481)

Balances, at December 31, 2014	-	650,353,579	650,353,579
Addition of 130,000,000 partnership shares	-	1,622,768,501	1,622,768,501
Redemption of 115,200,000 partnership shares	-	(1,513,008,177)	(1,513,008,177)
Net income (loss)	-	(245,141,023)	(245,141,023)

Balances, at December 31, 2015	$-	$514,972,880	$514,972,880

Net Asset Value Per Share:
At December 31, 2012			$18.87
At December 31, 2013			$20.59
At December 31, 2014			$14.63
At December 31, 2015			$8.69

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Statements of Cash Flows

For the years ended December 31, 2015, 2014 and 2013

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash Flows from Operating Activities:
Net income (loss)	$(245,141,023)	$(177,150,481)	$157,099,869
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	201,219,414	(202,013,387)	120,655,920
Unrealized (gain) loss on open futures contracts	(269,221,125)	153,777,873	(562,933)
Unrealized (gain) loss on open swap contracts	-	(6,654,820)	3,183,881
(Increase) decrease in dividends receivable	6,665	1,173	7,776
(Increase) decrease in directors' fees and insurance receivable	(9,371)	(10,902)	(4,908)
(Increase) decrease in prepaid registration fees	58,107	(650,697)	-
(Increase) decrease in ETF transaction fees receivable	(2,000)	4,000	(2,000)
Increase (decrease) in investment payable	40,863,950	-	-
Increase (decrease) in General Partner management fees payable	(114,291)	(109,302)	(111,873)
Increase (decrease) in professional fees payable	(162,250)	(141,758)	(148,477)
Increase (decrease) in brokerage commissions payable	11,000	(9,000)	(40,500)
Increase (decrease) in license fees payable	(6,027)	(8,622)	(9,665)
Increase (decrease) in registration fees payable	-	-	(153)
Net cash provided by (used in) operating activities	(272,496,951)	(232,965,923)	280,066,937

Cash Flows from Financing Activities:
Addition of partnership shares	1,626,007,655	3,186,658,005	2,066,371,800
Redemption of partnership shares	(1,489,547,553)	(3,156,270,357)	(2,654,503,851)
Net cash provided by (used in) financing activities	136,460,102	30,387,648	(588,132,051)

Net Increase (Decrease) in Cash and Cash Equivalents	(136,036,849)	(202,578,275)	(308,065,114)

Cash and Cash Equivalents, beginning of year	589,867,333	792,445,608	1,100,510,722
Cash and Cash Equivalents, end of year	$453,830,484	$589,867,333	$792,445,608

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Notes to Financial Statements

For the years ended December 31, 2015, 2014 and 2013

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“UNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. UNG is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UNG’s shares traded on the American Stock Exchange (the “AMEX”). UNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fourth Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UNG is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the  price of natural gas delivered at the Henry Hub, Louisiana as measured by the daily changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UNG’s expenses. It is not the intent of UNG to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNG to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UNG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in natural gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). The net assets of UNG consists primarily of investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”), to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, Other Natural Gas-Related Investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, diesel-heating oil, gasoline and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). As of December 31, 2015, UNG held 17,036 NG Futures Contracts traded on the NYMEX, 20,000 Natural Gas Futures LD1 Contracts traded on the ICE Futures.

UNG commenced investment operations on April 18, 2007 and has a fiscal year ending on December 31. USCF is responsible for the management of UNG. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the AMEX under the ticker symbols “USO” on April 10, 2006, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), and the United States Agriculture Index Fund (“USAG”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively.

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

In April 2007, UNG initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (“the SEC”). On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG”. On that day, UNG established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,001,000. UNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of December 31, 2015, UNG had registered a total of 1,880,000,000 shares.

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

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2012. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2015.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2015.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2015, 2014 and 2013, UNG incurred $379,106, $238,716 and $850, respectively, in registration fees and other offering expenses.

Directors’ Fees and Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2015 were $569,303 for UNG and the Related Public Funds. UNG’s portion of such fees and expenses for the year ended December 31, 2015 was $118,994. For the year ended December 31, 2014, these fees and expenses were $567,863 for UNG and the Related Public Funds. UNG’s portion of such fees and expenses for the year ended December 31, 2014 was $191,887. For the year ended December 31, 2013, these fees and expenses were $555,465 for UNG and the Related Public Funds. UNG’s portion of such fees and expenses for the year ended December 31, 2013 was $199,863. UNG is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF, UNG and the Related Public Funds, except USCI, USAG and CPER.

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, UNG and the Related Public Funds, other than BNO, USCI, CPER and USAG paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, UNG and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2015, 2014 and 2013, UNG incurred $91,139, $108,418 and $143,884, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs were approximately $1,100,000, $1,385,000, and $1,700,000 for the years ended December 31, 2015, 2014 and 2013.

Other Expenses and Fees

In addition to the fees described above, UNG pays all brokerage fees, transaction costs for OTC swaps, if any, taxes and other expenses in connection with the operation of UNG, excluding costs and expenses paid by USCF as outlined in “Note 4- Contracts and Agreements” below.

NOTE 4 - CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

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

Brokerage and Futures Commission Merchant Agreements

On October 8, 2013, UNG entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UNG’s FCM effective October 10, 2013. The agreement with RBC requires it to provide services to UNG in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through RBC Capital for UNG’s account. In accordance with the agreement, RBC Capital charges UNG commissions of approximately $2 to $10 per round-turn trade, including applicable exchange, clearing and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNG also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Total commissions accrued to brokers	$2,371,433	$2,001,949	$2,400,039
Total Commissions as an annualized percentage of average total net assets	0.39%	0.28%	0.25%
Commissions accrued as a result of rebalancing	$2,089,974	$1,623,581	$2,036,257
Percentage of commissions accrued as a result of rebalancing	88.13%	81.10%	84.84%
Commissions accrued as a result of creation and redemption activity	$281,459	$378,368	$363,782
Percentage of commissions accrued as a result of creation and redemption activity	11.87%	18.90%	15.16%

The increase in the total commissions accrued to brokers for the year ended December 31, 2015 as compared to the year ended December 31, 2014, was primarily a result of increased brokerage fees due to a higher number of Natural Gas Interests that UNG invested in. The decrease in the total commissions accrued to brokers for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily the result of decreased brokerage fees due to a lower number of Natural Gas Interests being held and traded. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of UNG’s investment contracts were exchange-traded futures contracts through December 31, 2015. UNG held no OTC swaps as of April 23, 2014 and has not held any since that date. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. As of December 31, 2015, UNG maintained no OTC swap transactions. The OTC swap transaction with JPMorgan Chase Bank, NA was terminated effective April 23, 2014. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

At December 31, 2015, UNG’s counterparties posted $0 in cash and $0 in securities as collateral with UNG’s custodian, as compared with $0 in cash and $0 in securities for the year ended December 31, 2014. Under these agreements, UNG posted collateral with respect to its obligations of $0 in cash and $0 in securities, such as Treasuries, at December 31, 2015, as compared with $0 in cash and $0 in securities at December 31, 2014.

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

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2015 and December 31, 2014, UNG held investments in money market funds in the amounts of $30,000,000 and $270,505,751, respectively. UNG also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of December 31, 2015 and December 31, 2014, UNG held cash deposits and investments in Treasuries in the amounts of $448,772,036 and $545,522,548, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCM cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2015, 2014 and 2013. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013

Per Share Operating Performance:
Net asset value, beginning of year	$14.63	$20.59	$18.87
Total income (loss)	(5.78)	(5.70)	1.93
Total expenses	(0.16)	(0.26)	(0.21)
Net increase (decrease) in net asset value	(5.94)	(5.96)	1.72
Net asset value, end of year	$8.69	$14.63	$20.59

Total Return	(40.60)%	(28.95)%	9.11%

Ratios to Average Net Assets
Total income (loss)	(39.08)%	(23.36)%	17.44%
Management fees	0.60%	0.60%	0.60%
Expenses excluding management fees	0.67%	0.54%	0.47%
Net income (loss)	(40.35)%	(24.51)%	16.38%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UNG.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2015 and 2014.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2015	2015	2015	2015
Total Income (Loss)	$(41,358,622)	$34,038,791	$(86,678,980)	$(143,426,543)
Total Expenses	2,051,706	2,103,468	1,956,063	1,604,432
Net Income (Loss)	$(43,410,328)	$31,935,323	$(88,635,043)	$(145,030,975)
Net Income (Loss) per Share	$(1.37)	$0.33	$(1.99)	$(2.91)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2014	2014	2014	2014
Total income (loss)	$155,083,163	$15,991,068	$(64,717,705)	$(275,233,339)
Total expenses	2,262,092	2,069,407	2,049,423	1,892,746
Net income (loss)	$152,821,071	$13,921,661	$(66,767,128)	$(277,126,085)
Net income (loss) per share	$3.76	$0.23	$(2.48)	$(7.47)

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

The following table summarizes the valuation of UNG’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$411,698,465	$411,698,465	$–	$–
Exchange-Traded Futures Contracts	101,409,342	101,409,342	–	–

During the year ended December 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UNG’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$520,470,896	$520,470,896	$–	$–
Exchange-Traded Futures Contracts	(167,811,783)	(167,811,783)	–	–

During the year ended December 31, 2014, there were no transfers between Level I and Level II.

Following is a reconciliation of assets in which significant observable inputs (Level 3) were used in determining fair value as of December 31, 2014:

Total Return Swap Contracts
Beginning balance as of 12/31/13	$(6,654,820)
Realized gain (loss)*	—
Change in unrealized gain (loss)	6,654,820
Ending balance as of 12/31/14	$—

*	The realized gain (loss) incurred during the fiscal year ended December 31, 2014 for total return swaps was $25,690,444.

Effective January 1, 2009, UNG adopted the provisions of Accounting Standards Codification 815—Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not	Statements of
Accounted	Financial	Fair Value	Fair Value
for as Hedging	Condition	At	At
Instruments	Location	December 31, 2015	December 31, 2014
Futures –Commodity Contracts	Assets	$101,409,342	$(167,811,783)
Swaps - Commodity Contracts	Assets	—	—

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the year ended		For the year ended
		December 31, 2015		December 31, 2014		December 31, 2013
			Change in		Change in		Change in
	Location of	Realized Gain	Unrealized	Realized Gain	Unrealized	Realized Gain	Unrealized
	Gain	(Loss) on	Gain	(Loss) on	Gain	(Loss) on	Gain
Derivatives	(Loss) on	Derivatives	(Loss) on	Derivatives	(Loss) on	Derivatives	(Loss) on
not Accounted	Derivatives	Recognized	Derivatives	Recognized	Derivatives	Recognized	Derivatives
for as Hedging	Recognized	in	Recognized	in	Recognized	in	Recognized
Instruments	in Income	Income	in Income	Income	in Income	Income	in Income
Futures – Commodity Contracts	Realized gain (loss) on closed futures positions	$(507,207,349)		$(47,954,734)		$155,734,315
	Change in unrealized gain (loss) on open futures positions		$269,221,125		$(153,777,873)		$562,933
Swaps – Commodity Contracts	Realized gain (loss) on closed swap contracts	$-		$25,690,444		$13,643,971
	Change in unrealized gain (loss) on open swap contracts		$-		$6,654,820		$(3,183,881)

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-14, Revenue from Contracts with Customers, modifying ASU 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 is effective for fiscal years beginning on or after December 15, 2016, and interim periods within those annual periods. Early application is permitted. At this time, management does not believe there will be any impact to the Fund’s financial statements.

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

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. UNG has no executive officers. Pursuant to the terms of the LP Agreement, UNG’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	53	Chairman of the Board of Directors, Vice President
Andrew F. Ngim	55	Management Director and Portfolio Manager
Robert Nguyen	56	Management Director
Melinda Gerber	48	Management Director
John P. Love	44	President and Chief Executive Officer
Stuart P. Crumbaugh	52	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	57	General Counsel and Chief Compliance Officer
Ray W. Allen	59	Portfolio Manager
Gordon L. Ellis	69	Independent Director
Malcolm R. Fobes	51	Independent Director
Peter M. Robinson	58	Independent Director

John P. Love, 44, President and Chief Executive Officer of USCF since June 2015. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through June 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006.  Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010.  Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Additionally, Mr. Love serves as President of USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended and has acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer upon Mr. Gerber’s resignation from those positions. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love earned a B.A. from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Nicholas D. Gerber, 53, Chairman of the Board of Directors of USCF since June 2005. Mr. Gerber also served as President and Chief Executive Officer of USCF from June 2005 through June 2015 and Vice President since June 2015. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From January 26, 2015 to the present, Mr. Gerber is also the Chief Executive Officer, President and Secretary of Concierge Technologies, Inc. (“Concierge”), a supplier of mobile video recording devices thru its wholly owned subsidiary Janus Cam. Concierge is not affiliated with USCF and the Related Public Funds, other than through ownership by common control. Concierge is a publicly traded company under the ticker symbol “CNGC.” From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. From the period June 2014 to the present, Mr. Gerber also serves as Chairman of the Board of Trustees of USCF ETF Trust, an investment company registered under the Investment Company Act of 1940, as amended, and has previously served as President of USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. In addition to his role as Chairman of the Board of USCF ETF Trust, he also served as its President and Chief Executive Officer from June 2014 until December 2015. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 52, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh was the Global Vice President of Finance at Virage Logic Corporation, a semi-conductor IP and software company (acquired by Synopsys, Inc., a software company) from January 2010 through December 2010. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Andrew F. Ngim, 55, co-founded USCF in 2005 and has served as a Management Director since May 2005. Mr. Ngim has served as the portfolio manager for USCI, CPER and USAG since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. Prior to and concurrent with his services to USCF, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation which he co-founded in March 1995 and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. From the period September 2014 to the present, Mr. Ngim also serves as portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust, as well as a Management Trustee of the USCF ETF Trust from the period of August 2014 to the present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 56, Management Director and principal since July 2015. Mr. Nguyen has served on the Board of Wainwright Holdings Inc. since December 2014. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, a high net worth money management firm, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and a swap associated person of USCF listed with the CFTC and NFA since December 2015. Mr. Nguyen earned his B.S. from California State University at Sacramento.

Melinda D. Gerber, 48, Management Director of USCF since June 2015. Ms. Gerber co-founded USCF in 2005. She is a writer and published her book, How to Create and manage a Mutual Fund or Exchange-Traded Fund: A Professional’s Guide (Wiley, 2008). Ms. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005. Ms. Gerber co-founded USCF in 2005 and prior to that, she co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From March 1995 to January 2013, Ms. Gerber served as Secretary on the Board of Directors for the Ameristock Corporation and Ameristock Mutual Fund. Concurrent to her service as Secretary during the period of September 1994 to June 1999, Ms. Gerber was a project manager and consultant at GAP, Inc. a global apparel retail company. She was recognized by GAP, Inc. as one of the five most innovative individuals in the company. Ms. Gerber earned an MBA from the University of Southern California in 1994 and graduated from the University of California at Santa Barbara in 1990.

Ray W. Allen, 59, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of UGA from February 2008 until March 2010, the portfolio manager of UHN from April 2008 until March 2010 and the portfolio manager of UNL from November 2009 until March 2010. Mr. Allen has been the portfolio manager of DNO since September 2009, and the portfolio manager of USO and USL since March 2010 and the manager of BNO since June 2010. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person since July 2015. Mr. Allen earned a B.A. in economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Carolyn M. Yu, 57, General Counsel and Chief Compliance Officer of USCF since May 2015 and February 2013, respectively, and from August 2011 through April 2015, Ms. Yu served as Assistant General Counsel. Since May 2015, Ms. Yu has served as Chief Legal Officer and Chief Compliance Officer of USCF Advisers LLC and USCF ETF Trust as well as Chief AML Officer of USCF ETF Trust. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Previously, Ms. Yu served as Branch Chief with the Securities Enforcement Branch for the State of Hawaii, Department of Commerce and Consumer Affairs from February 2008 to August 2011. She has been a principal of USCF listed with the CFTC and NFA since August 2013. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 69, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., its Class 1 Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as a director of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products from May 2010 until March 2013 when International Absorbents, Inc. and Absorption Corp. were sold to Kinderhook Industries, a private investment banking firm. Concurrent with that, he founded and has served as Chairman from November 2000 to May 2010 of Lupaka Gold Corp., f/k/a Kcrok Enterprises Ltd., a firm that acquires, explores, develops, and evaluates gold mining properties in Peru, South America. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 51, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 58, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda Gerber, the Nicholas & Melinda Gerber Living Trust, dated November 9, 2005, the Gerber Family Trust FBO Jacob & Vasch, Eliot Gerber, Sheila Gerber, Jennifer Schoenberger and Scott Schoenberger, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, Ray Allen, Carolyn Yu and Wainwright Holdings Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda Gerber, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, Ray Allen, and Carolyn Yu. In addition, Nicholas D. Gerber, Melinda Gerber, the Nicholas & Melinda Gerber Living Trust, dated November 9, 2005, Gerber Family Trust FBO Jacob & Vasch, Eliot Gerber, Sheila Gerber, Jennifer Schoenberger and Scott Schoenberger are Principals due to their controlling stake in Wainwright. None of the Principals owns or has any other beneficial interest in UNG. Ray Allen and John P. Love make trading and investment decisions for UNG. John P. Love and Ray Allen execute trades on behalf of UNG. In addition, Nicholas D. Gerber, John P. Love, Robert Nguyen, and Ray Allen are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Robert Nguyen, and Ray Allen are also registered with the CFTC as Swaps Associated Persons.

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

Other Committees

Since the individuals who perform work on behalf of UNG are not compensated by UNG, but instead by USCF, UNG does not have a compensation committee. Similarly, since the directors noted above serve on the Board of USCF, there is no nominating committee of the Board that acts on behalf of UNG. USCF believes that it is necessary for each member of the Board to possess many qualities and skills. USCF further believes that all directors should possess a considerable amount of business management and educational experience. When vacancies in USCF’s Board occur, the members of the Board consider a candidate’s management experience as well as his/her background, stature, conflicts of interest, integrity and ethics. In connection with this, the Board also considers issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills. The Board does not have a formal policy with respect to diversity; however, the Board believes that it is essential that the Board members represent diverse viewpoints.

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

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Nicholas Gerber. Mr. John P. Love separately serves as USCF’s President and Chief Executive Officer. The Board’s responsibilities include: (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of UNG’s independent auditors and the oversight of UNG’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and UNG’s customers, employees, suppliers and the communities impacted by UNG. The non-management directors have designated Gordon L. Ellis as the presiding independent director. Mr. Ellis’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to UNG’s Corporate Governance Policy.

The Board believes that Mr. Gerber is best situated to serve as Chairman of USCF because he is the director most familiar with the business of USCF, including investing in the futures contracts and other commodity interests in order to track the benchmark futures contracts of UNG and the Related Public Funds. Because of his background, he is most capable of effectively leading discussions and execution of new strategic objectives while facilitating information flow between USCF and the full Board, including the independent directors, which is essential to effective governance. The independent directors of USCF are actively involved in the oversight of USCF and, because of their varied backgrounds, provide different perspectives in connection with the oversight of USCF, UNG and the Related Public Funds. USCF’s independent directors bring expertise from outside USCF and the commodities industry, while Mr. Gerber brings company-specific and industry-specific experience and expertise.

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face UNG and the Related Public Funds. For example, the Board has adopted an Investment Policy and a Policy for Use of Derivatives. The policies are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by UNG, including Futures Contracts or Other Natural Gas-Related Investments such as OTC swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by UNG. The policies, among other things, limit UNG’s ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board. Existing counterparties are reviewed periodically by the Board to ensure that they continue to meet the criteria outlined in the policies. The Board tasks USCF with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

The Board also determines compensation payable to employees of USCF, including the portfolio managers of each of UNG and the Related Public Funds. The compensation of certain employees of USCF is, in part, based on the amount of assets under management by UNG and the Related Public Funds. The Board feels that compensating certain employees, in part, based on the amount of assets under management is appropriate since having more assets in a fund generally reflects that investors perceive the fund’s investment objective is being met. There are certain risks that may arise as a result of a growth in assets under management. For example, if position limits are imposed on UNG and the assets under management continue to increase, then UNG may not be able to invest solely in the Benchmark Futures Contract and may have to invest in OTC swap contracts or Other Natural Gas-Related Investments as it seeks to track its benchmark. Other Futures Contracts in which UNG may invest may not track changes in the price of the Benchmark Futures Contract. Other Natural Gas-Related Investments, including OTC swap contracts, may also expose UNG to increased counterparty credit risk and may be less liquid and more difficult to value than Futures Contracts. UNG and the Related Public Funds ameliorate the potential credit, liquidity and valuation risks by fully collateralizing any OTC swap contracts or other investments. In making compensation decisions, the Board considers whether a compensation arrangement would expose UNG or the Related Public Funds to additional risks and whether the risks posed by such arrangement are consistent with the best interests of UNG’s investors.

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

Item 11.   Executive Compensation.

Compensation to USCF and Other Compensation

UNG does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of UNG and other entities controlled by USCF. UNG does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. UNG pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.60% of average daily net assets of UNG for the first $1,000,000,000 and 0.50% of average daily total net assets of UNG for amounts above $1,000,000,000. For 2015, UNG accrued aggregate management fees of $3,645,561.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2015, by the directors of USCF. UNG’s portion of the aggregate fees paid to the directors for the year ended December 31, 2015 was $118,994.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Melinda Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F Ngim	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$103,000	NA	NA	NA	$0	$0	$103,000
Gordon L. Ellis	$103,000	NA	NA	NA	$0	$0	$103,000
Malcolm R. Fobes III(1)	$103,000	NA	NA	NA	$0	$0	$123,000

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

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

Director Independence

In February 2016, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, UNG or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.  Principal Accountant Fees and Services.

The fees for services billed to UNG by its independent auditors for the last two fiscal years are as follows:

	2015	2014
Audit fees	$165,000	$165,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$165,000	$165,000

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

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 60.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(2)	Fourth Amended and Restated Agreement of Limited Partnership.
3.3(12)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
10.1(4)	Form of Initial Authorized Participant Agreement.
10.2(5)	Marketing Agent Agreement.
10.3(5)	Amendment Agreement to the Marketing Agent Agreement.
10.4(6)	Second Amendment Agreement to the Marketing Agent Agreement.
10.5(7)	Third Amendment Agreement to the Marketing Agent Agreement.
10.6(8)	License Agreement.
10.7(9)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.8(5)	Custodian Agreement.
10.9(5)	Amendment Agreement to the Custodian Agreement.
10.10(6)	Second Amendment Agreement to the Custodian Agreement.
10.11(5)	Administrative Agency Agreement.
10.12(5)	Amendment Agreement to the Administrative Agency Agreement.
10.13(6)	Second Amendment Agreement to the Administrative Agency Agreement.
10.14(10)	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.
14.1(12)	Code of Ethics.
23.1(12)	Consent of Independent Registered Public Accounting Firm.
31.1(12)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(12)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1(12)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(12)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
89

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-137871) filed on October 6, 2006.
(2)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-3 (File No. 333-176938) filed on April 2, 2013.
(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012.
(4)	Incorporated by reference to Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No.333-137871) filed on March 9, 2007.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 9, 2009.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 27, 2013.
(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 1, 2010.
(11)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014.
(12)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Natural Gas Fund, LP (Registrant)

By: United States Commodity Funds LLC, its general partner

By:	/s/ John P. Love
John P. Love
President and Chief Executive Officer
(Principal executive officer)

Date: February 26, 2016

By:	/s/ Stuart Crumbaugh
Stuart Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	February 26, 2016
Nicholas D. Gerber

/s/ Melinda Gerber	Management Director	February 26, 2016
Melinda Gerber

/s/ Robert Nguyen	Management Director	February 26, 2016
Robert Nguyen

/s/ Andrew Ngim	Management Director	February 26, 2016
Andrew Ngim

/s/ Peter M. Robinson	Independent Director	February 26, 2016
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	February 26, 2016
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	February 26, 2016
Malcolm R. Fobes III

