Form 10-Q
period 2016-03-31
United States Natural Gas Fund, LP
filed 2016-05-04
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 80,166,476 shares outstanding as of May 2, 2016

UNITED STATES NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 5)	$449,553,699	$453,830,484
Equity in trading accounts:
Cash and cash equivalents	79,785,145	24,941,552
Unrealized gain (loss) on open commodity futures contracts	(5,143,954)	101,409,342
Dividends receivable	6,430	742
Directors' fees and insurance receivable	41,624	26,732
Prepaid registration fees	491,945	592,590
ETF transaction fees receivable	-	2,000

Total assets	$524,734,889	$580,803,442

Liabilities and Partners' Capital
Payable due to Broker	$-	$40,863,950
Payable for shares redeemed	-	23,460,624
General Partner management fees payable (Note 3)	262,804	249,954
Professional fees payable	549,227	1,150,398
Brokerage commissions payable	83,750	83,750
License fees payable	15,949	21,886

Total liabilities	911,730	65,830,562

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	523,823,159	514,972,880
Total Partners' Capital	523,823,159	514,972,880

Total liabilities and partners' capital	$524,734,889	$580,803,442

Limited Partners' shares outstanding	78,866,476	59,266,476
Net asset value per share	$6.64	$8.69
Market value per share	$6.66	$8.67

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2016

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
ICE Natural Gas Futures LD1 H May 2016 contracts, expiring May 2016	20,000	$(735,000)	(0.14)
NYMEX Natural Gas Futures NG May 2016 contracts, expiring April 2016	21,741	(4,408,954)	(0.84)
Total Open Futures Contracts*	41,741	$(5,143,954)	(0.98)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.07%, 4/07/2016	$20,000,000	$19,999,767	3.82
0.07%, 4/14/2016	25,000,000	24,999,413	4.77
0.11%, 4/21/2016	20,000,000	19,998,778	3.82
0.21%, 4/28/2016	20,000,000	19,996,850	3.82
0.33%, 5/12/2016	20,000,000	19,992,483	3.82
0.31%, 5/19/2016	20,000,000	19,991,733	3.82
0.35%, 5/26/2016	17,000,000	16,990,910	3.24
0.43%, 6/02/2016	15,000,000	14,989,021	2.86
0.52%, 6/09/2016	15,000,000	14,985,050	2.86
0.47%, 6/30/2016	40,000,000	39,953,500	7.63
0.39%, 7/28/2016	10,000,000	9,987,217	1.91
0.42%, 8/04/2016	10,000,000	9,985,590	1.91
0.41%, 8/11/2016	10,000,000	9,984,967	1.91
0.43%, 8/18/2016	10,000,000	9,983,590	1.90
0.45%, 8/25/2016	10,000,000	9,981,953	1.90
0.48%, 9/01/2016	10,000,000	9,979,600	1.90
0.46%, 9/08/2016	15,000,000	14,969,666	2.86
0.45%, 9/15/2016	20,000,000	19,958,250	3.81
0.44%, 9/22/2016	20,000,000	19,957,467	3.81
0.38%, 9/29/2016	40,000,000	39,923,578	7.62
Total Treasury Obligations		366,609,383	69.99

United States - Money Market Funds
Fidelity Institutional Money Market Funds - Government Portfolio	5,000,000	5,000,000	0.95
Goldman Sachs Financial Square Funds - Government Fund - Class FS	15,000,000	15,000,000	2.86
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	10,000,000	10,000,000	1.91
Total Money Market Funds		30,000,000	5.72
Total Cash Equivalents		$396,609,383	75.71

* Collateral amounted to $79,785,145 on open future contracts.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015

Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(7,334,140)	$(169,165,645)
Change in unrealized gain (loss) on open futures contracts	(106,553,296)	127,699,757
Dividend income	17,851	21,006
Interest income	267,159	38,260
ETF transaction fees	25,000	48,000

Total income (loss)	(113,577,426)	(41,358,622)

Expenses
General Partner management fees (Note 3)	726,158	966,289
Professional fees	50,547	346,055
Brokerage commissions	562,675	605,947
Directors' fees and insurance	21,523	34,299
License fees	18,154	24,157
Registration fees	100,645	74,959

Total expenses	1,479,702	2,051,706

Net income (loss)	$(115,057,128)	$(43,410,328)
Net income (loss) per limited partnership share	$(2.05)	$(1.37)
Net income (loss) per weighted average limited partnership share	$(1.69)	$(0.95)
Weighted average limited partnership shares outstanding	68,021,421	45,649,809

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2016

	General Partner	Limited Partners	Total

Balances, at December 31, 2015	$-	$514,972,880	$514,972,880
Addition of 28,800,000 partnership shares	-	185,124,024	185,124,024
Redemption of 9,200,000 partnership shares	-	(61,216,617)	(61,216,617)
Net income (loss)	-	(115,057,128)	(115,057,128)

Balances, at March 31, 2016	$-	$523,823,159	$523,823,159

Net Asset Value Per Share:
At December 31, 2015			$8.69
At March 31, 2016			$6.64

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities:
Net income (loss)	$(115,057,128)	$(43,410,328)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(54,843,593)	121,196,682
Unrealized (gain) loss on open futures contracts	106,553,296	(127,699,757)
(Increase) decrease in dividends receivable	(5,688)	255
(Increase) decrease in directors' fees and insurance receivable	(14,892)	(54,456)
(Increase) decrease in prepaid registration fees	100,645	(246,040)
(Increase) decrease in ETF transaction fees receivable	2,000	-
Increase (decrease) in payable due to Broker	(40,863,950)	-
Increase (decrease) in General Partner management fees payable	12,850	(48,587)
Increase (decrease) in professional fees payable	(601,171)	(586,937)
Increase (decrease) in license fees payable	(5,937)	(2,353)
Net cash provided by (used in) operating activities	(104,723,568)	(50,851,521)

Cash Flows from Financing Activities:
Addition of partnership shares	185,124,024	467,166,996
Redemption of partnership shares	(84,677,241)	(463,856,924)
Net cash provided by (used in) financing activities	100,446,783	3,310,072

Net Increase (Decrease) in Cash and Cash Equivalents	(4,276,785)	(47,541,449)

Cash and Cash Equivalents, beginning of period	453,830,484	589,867,333
Cash and Cash Equivalents, end of period	$449,553,699	$542,325,884

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2016 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“UNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. UNG is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UNG’s shares traded on the American Stock Exchange (the “AMEX”). UNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fourth Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UNG is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana as measured by the daily changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”), that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UNG’s expenses. It is not the intent of UNG to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNG to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UNG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). The net assets of UNG consist primarily of investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, diesel-heating oil, gasoline and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments including those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q. As of March 31, 2016, UNG held 21,741 NG Futures May 2016 Contracts traded on the NYMEX and 20,000 LD1 H Futures May 2016 Contracts traded on the ICE Futures US.

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

In April 2007, UNG initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UNG established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,001,000. UNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of March 31, 2016, UNG had registered a total of 1,880,000,000 shares.

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

In accordance with GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2012. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2016.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2016.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2016 and 2015, UNG incurred $100,645 and $74,959, respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2016 are estimated to be a total of $67,600 for UNG and, in the aggregate for UNG and the Related Public Funds, $554,800.

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNG and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2016 and 2015, UNG incurred $18,154 and $24,157, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs are estimated to be $900,000 for the year ending December 31, 2016.

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

Brokerage and Futures Commission Merchant Agreements

On October 8, 2013, UNG entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UNG’s FCM effective October 10, 2013. The agreement with RBC requires it to provide services to UNG in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through RBC Capital for UNG’s account. In accordance with the agreement, RBC Capital charges UNG commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNG also incurs commissions to brokers for the purchase and sales of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Total commissions accrued to brokers	$562,675	$605,947
Total commissions as an annualized percentage of average net assets	0.46%	0.38%
Commissions accrued as a result of rebalancing	$526,747	$539,173
Percentage of commissions accrued as a result of rebalancing	93.61%	88.98%
Commissions accrued as a result of creation and redemption activity	$35,928	$66,774
Percentage of commissions accrued as a result of creation and redemption activity	6.39%	11.02%

The decrease in the total commissions accrued to brokers for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was due to a lower amount of futures contracts being held and traded as a result of UNG’s smaller total net assets. Total commissions accrued to brokers as a percentage of average net assets was higher because the number of contracts held per basket was higher due to the lower price of natural gas futures.

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

All of UNG’s investment contracts were exchange-traded futures contracts through March 31, 2016. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps, since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2016 and December 31, 2015, UNG held investments in money market funds in the amounts of $30,000,000 and $30,000,000, respectively. UNG also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2016 and December 31, 2015, UNG held cash deposits and investments in Treasuries in the amounts of $499,338,844 and $448,772,036, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2016 and 2015 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2016 (Unaudited)	For the three months ended March 31, 2015 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$8.69	$14.63
Total income (loss)	(2.03)	(1.33)
Total expenses	(0.02)	(0.04)
Net increase (decrease) in net asset value	(2.05)	(1.37)
Net asset value, end of period	$6.64	$13.26

Total Return	(23.59)%	(9.36)%

Ratios to Average Net Assets
Total income (loss)	(23.33)%	(6.33)%
Management fees*	0.60%	0.60%
Expenses excluding management fees*	0.62%	0.67%
Net income (loss)	(23.64)%	(6.65)%

*	Annualized.

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

The following table summarizes the valuation of UNG’s securities at March 31, 2016 using the fair value hierarchy:

At March 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$396,609,383	$396,609,383	$—	$—
Exchange-Traded Futures Contracts	(5,143,954)	(5,143,954)	—	—

During the three months ended March 31, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UNG’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$411,698,465	$411,698,465	$—	$—
Exchange-Traded Futures Contracts	101,409,342	101,409,342	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2016	Fair Value At December 31, 2015
Futures - Commodity Contracts	Assets	$(5,143,954)	$101,409,342

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2016		For the three months ended March 31, 2015
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed futures contracts	$(7,334,140)		$(169,165,645)

	Change in unrealized gain (loss) on open futures contracts		$(106,553,296)		$127,699,757

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

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net futures contracts back to the accountability level. As of March 31, 2016, UNG held 21,741 NYMEX Natural Gas Futures NG contracts and 20,000 Natural Gas Futures LD1 H Contracts traded on the ICE Futures US. UNG exceeded accountability levels of the NYMEX during the three months ended March 31, 2016, when it held a maximum of 25,828 Natural Gas Futures NG contracts. UNG exceeded accountability levels of ICE Futures during the three months ended March 31, 2016, when it held a maximum of 20,000 Natural Gas Futures LD1 H Contracts, exceeding the “any” month limit. No action was taken by the NYMEX or ICE Futures and UNG did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the three months ended March 31, 2016, UNG did not exceed position limits imposed by the NYMEX and ICE Futures.

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

Price Movements

Natural gas futures prices were volatile during the three months ended March 31, 2016. The price of the Benchmark Futures Contract started the period at $2.337 per million British thermal shares (“MMBtu”). The low of the period was on March 3, 2016, when the price dropped to $1.639 per MMBtu. The high of the period was January 8, 2016, when the price reached $2.472 per MMBtu. The period ended with the Benchmark Futures Contract at $1.959 per MMBtu, a decrease of approximately (16.17)% over the period. UNG’s per share NAV began the period at $8.69 and ended the period at $6.64 on March 31, 2016, a decrease of approximately (23.59)% over the period. UNG’s per share NAV reached its high for the period on January 8, 2016 at $9.19 and reached its low for the period on March 3, 2016 at $5.81. The Benchmark Futures Contract prices listed above began with the February 2016 contracts and ended with the May 2016 Contracts. The decrease of approximately (16.17)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG’s Benchmark.”

During the three months ended March 31, 2016, the natural gas futures market was primarily in a state of contango. During periods of contango, the price of the near month natural gas Futures Contract was typically lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month natural gas Futures Contract was typically higher than the price of the next month natural gas Futures Contract, or contracts further away from expiration. For a discussion of the impact of contango and backwardation on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UNG has registered six subsequent offerings of its shares: 50,000,000 shares which were registered with the SEC on November 21, 2007, 100,000,000 shares which were registered with the SEC on August 28, 2008, 300,000,000 shares which were registered with the SEC on May 6, 2009, 1,000,000,000 shares were registered with the SEC on August 12, 2009, 200,000,000 shares were registered on March 12, 2014 and 200,000,000 shares were registered on April 28, 2015. Shares offered by UNG in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. On March 8, 2011, after the close of trading on the NYSE Arca, UNG effected a 2-for-1 reverse share split and post-split shares of UNG began trading on March 9, 2011. As a result of the reverse share split, every two pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 447,200,000 shares of UNG issued and outstanding, representing a per share NAV of $5.16. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 223,600,000, not accounting for fractional shares, and the per share NAV increased to $10.31. On February 21, 2012, after the close of trading on the NYSE Arca, UNG effected a 4-for-1 reverse share split and post-split shares of UNG began trading on February 22, 2012. As a result of the reverse share split, every four pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 174,297,828 shares of UNG issued and outstanding, representing a per share NAV of $5.51. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 43,574,457, not accounting for fractional shares, and the per share NAV increased to $22.04. As of March 31, 2016, UNG had issued 1,634,500,000 shares, 78,866,476 of which were outstanding. As of March 31, 2016, there were 245,500,000 shares registered but not yet issued.

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

As of March 31, 2016, UNG had the following authorized purchasers: ABN Amro, BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company LLC., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Financial BD LLC.

For the Three months ended March 31, 2016 Compared to the Three months ended March 31, 2015

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Average daily total net assets	$486,765,348	$653,139,517
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$285,010	$59,266
Annualized yield based on average daily total net assets	0.24%	0.04%
Management fee	$726,158	$966,289
Total fees and other expenses excluding management fees	$753,544	$1,085,417
Fees and expenses related to the registration or offering of additional shares	$100,645	$74,959
Total commissions accrued to brokers	$562,675	$605,947
Total commissions as annualized percentage of average total net assets	0.46%	0.38%
Commissions accrued as a result of rebalancing	$526,747	$539,173
Percentage of commissions accrued as a result of rebalancing	93.61%	88.98%
Commissions accrued as a result of creation and redemption activity	$35,928	$66,774
Percentage of commissions accrued as a result of creation and redemption activity	6.39%	11.02%

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

Average interest rates earned on short-term investments held by UNG, including cash equivalents and Treasuries, were higher during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. As a result, the amount of income earned by UNG as a percentage of average total net assets was higher during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

The decrease in total fees and expenses excluding management fees for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was primarily due to a decrease in tax reporting costs and registration expenses.

The decrease in the total commissions accrued to brokers for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was a result of several factors, including the fact that UNG held fewer futures contracts in the first quarter of 2016 because the futures price was more expensive during the same period last year, meaning UNG could afford fewer contracts.

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

For the 30-valuation days ended March 31, 2016, the simple average daily change in the Benchmark Futures Contract was (0.205)%, while the simple average daily change in the per share NAV of UNG over the same time period was (0.209)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.815)%, meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to March 31, 2016, the simple average daily change in the Benchmark Futures Contract was (0.139)%, while the simple average daily change in the per share NAV of UNG over the same time period was (0.142)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.481)% meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended March 31, 2016. The second graph measures monthly changes since March 31, 2011 through March 31, 2016.

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

For the three months ended March 31, 2016, the actual total return of UNG as measured by changes in its per share NAV was (23.59)%. This is based on an initial per share NAV of $8.69 as of December 31, 2015 and an ending per share NAV as of March 31, 2016 of $6.64. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $6.66 as of March 31, 2016, for a total return over the relevant time period of (23.36)%. The difference between the actual per share NAV total return of UNG of (23.59)% and the expected total return based on the Benchmark Futures Contract of (23.36)% was an error over the time period of (0.23)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2015, the actual total return of UNG as measured by changes in its per share NAV was (9.36)%. This is based on an initial per share NAV of $14.63 as of December 31, 2014 and an ending per share NAV as of March 31, 2015 of $13.26. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $13.31 as of March 31, 2015, for a total return over the relevant time period of (9.02)%. The difference between the actual per share NAV total return of UNG of (9.36)% and the expected total return based on the Benchmark Futures Contract of (9.02)% was an error over the time period of (0.34)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. UNG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. UNG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of UNG to track slightly lower than the daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UNG’s ability to accurately track its Benchmark Futures Contract.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2016, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract over time.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2016. Interest payments, and any other income, were retained within the portfolio and added to UNG’s NAV. When this income exceeds the level of UNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UNG will continue to be higher than interest earned by UNG. As such, USCF anticipates that UNG will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three month period ended March 31, 2016, UNG did not hold any Other Natural Gas-Related Investments. UNG also held investments in natural gas futures contracts traded on the ICE Futures US whose settlement price also tracks the settlement price of the Benchmark Futures Contract.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month Natural Gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between March 31, 2006 and March 31, 2016. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12 month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12 month contracts whose delivery falls during the winter season.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Natural Gas Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of UNG is not to have the market price of its shares match, dollar for dollar, changes in the spot price of natural gas, mild contango impacted the total return on an investment in UNG shares during the three months ended March 31, 2016 relative to a hypothetical direct investment in natural gas. For example, an investment in UNG shares made on December 31, 2015 and held to March 31, 2016 decreased, based upon the changes in the per share NAV for UNG shares on those days, by approximately (23.59)%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately (16.17)% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2014 to March 31, 2015, contango impacted the total return on an investment in UNG shares relative to a hypothetical direct investment in natural gas. For example, an investment in UNG shares made on December 31, 2014 and held to March 31, 2015 decreased, based upon the changes in the per share NAV for UNG shares on those days, by approximately 9.36%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 8.62% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the three months ended March 31, 2016, natural gas prices in the United States were volatile and finished the period lower than the beginning of the year. Prices were impacted by several factors. During the first quarter, seasonal demand was somewhat reduced by warmer than normal weather in some parts of the country. Storage levels fell persistently according to normal season demand, but remained elevated over prior year and 5-year average levels. As of March 31, 2016, the amount of natural gas in storage stood at 2,468 billion cubic feet, which was approximately 52% above the five-year average and 69% above 2015 levels.

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

For the ten-year time period between March 31, 2006 and March 31, 2016, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, global equities, crude oil, diesel-heating oil, or unleaded gasoline and uncorrelated with U.S. Government bonds.

Correlation Matrix March 31, 2006-2016*	Large Cap U.S. Equities (S&P 500)	U.S. Gov't Bonds (EFFAS U.S. Gov’t Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.311)	0.965	0.441	0.428	0.438	0.116
U.S. Gov’t Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	(0.286)	(0.372)	(0.322)	(0.395)	(0.027)
Global Equities (FTSE World Index)			1.000	0.518	0.489	0.488	0.158
Crude Oil				1.000	0.801	0.754	0.256
Diesel-Heating Oil					1.000	0.738	0.268
Unleaded Gasoline						1.000	0.160
Natural Gas							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended March 31, 2016, the movement of natural gas remained neither strongly correlated nor inversely correlated with large cap U.S. equities, global equities, crude oil and diesel-heating oil. However, movements in natural gas were correlated to movements in unleaded gasoline and somewhat negatively correlated to movements in U.S. government bonds.

Correlation Matrix 12 months ended March 31, 2016*	Large Cap U.S. Equities (S&P 500)	U.S. Gov't Bonds (EFFAS U.S. Gov’t Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.280)	0.986	0.284	0.191	0.638	0.086
U.S. Gov’t Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	(0.326)	(0.457)	(0.255)	(0.413)	(0.351)
Global Equities (FTSE World Index)			1.000	0.400	0.291	0.718	0.156
Crude Oil				1.000	0.942	0.732	0.273
Diesel-Heating Oil					1.000	0.657	0.157
Unleaded Gasoline						1.000	0.535
Natural Gas							1.000

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

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on investments in Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNG’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the three months ended March 31, 2016, UNG’s expenses exceeded the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2016, UNG used other assets to pay expenses, which could cause a decrease in UNG’s NAV over time. To the extent expenses exceed income, UNG’s NAV will be negatively impacted.

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, when UNG is invested in OTC swaps, those OTC swaps have very limited liquidity since they are negotiated agreements that are not transferable by UNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. If UNG invests in OTC swaps in the future, such market conditions or contractual limits could prevent UNG from promptly liquidating its positions in Natural Gas Interests. During the three months ended March 31, 2016, UNG did not own any OTC swaps. In addition during the three months ended March 31, 2016, UNG did not purchase or liquidate any of its positions in futures contracts while daily limits were in effect; however, UNG cannot predict whether it may have to purchase or liquidate positions in the future.

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

As of March 31, 2016, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $529,338,844 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNG’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2016, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

European Sovereign Debt

UNG had no direct exposure to European sovereign debt as of March 31, 2016 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of March 31, 2016, UNG’s portfolio consisted of 21,741 Natural Gas Futures NG May 2016 Contracts traded on the NYMEX and 20,000 Natural Gas Futures LD1 H May 2016 Contracts traded on the ICE Futures. For a list of UNG’s current holdings, please see UNG’s website at www.unitedstatescommodityfunds.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

OTC Derivatives

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

During the three month reporting period ended March 31, 2016, UNG limited its OTC activities to EFRP transactions. UNG did not engage in any OTC derivative transactions on March 31, 2016 or March 31, 2015.

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

There have been no material changes to the risk factors previously disclosed in UNG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 26, 2016.

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

Date: May 4, 2016

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 4, 2016

