Form 10-Q
period 2016-06-30
United States Natural Gas Fund, LP
filed 2016-08-05
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 61,366,476 shares outstanding as of August 2, 2016

UNITED STATES NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At June 30, 2016 (Unaudited) and December 31, 2015

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 5)	$436,218,747	$453,830,484
Equity in trading accounts:
Cash and cash equivalents	103,498,447	24,941,552
Unrealized gain (loss) on open commodity futures contracts	53,595,300	101,409,342
Dividends receivable	8,815	742
Directors' fees and insurance receivable	9,163	26,732
Prepaid registration fees	391,300	592,590
ETF transaction fees receivable	2,000	2,000

Total assets	$593,723,772	$580,803,442

Liabilities and Partners' Capital
Payable due to Broker	$–	$40,863,950
Payable for shares redeemed	15,374,768	23,460,624
General Partner management fees payable (Note 3)	280,431	249,954
Professional fees payable	317,711	1,150,398
Brokerage commissions payable	85,200	83,750
License fees payable	18,283	21,886

Total liabilities	16,076,393	65,830,562

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	577,647,379	514,972,880
Total Partners' Capital	577,647,379	514,972,880

Total liabilities and partners' capital	$593,723,772	$580,803,442

Limited Partners' shares outstanding	66,766,476	59,266,476
Net asset value per share	$8.65	$8.69
Market value per share	$8.64	$8.67

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)
At June 30, 2016

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
ICE Natural Gas Futures LD1 H August 2016 contracts, expiring August 2016	20,000	$13,512,500	2.34
NYMEX Natural Gas Futures NG August 2016 contracts, expiring July 2016	14,755	40,082,800	6.94
Total Open Futures Contracts*	34,755	$53,595,300	9.28

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.39%, 7/28/2016	$10,000,000	$9,997,075	1.73
0.42%, 8/04/2016	10,000,000	9,996,081	1.73
0.41%, 8/11/2016	10,000,000	9,995,331	1.73
0.43%, 8/18/2016	10,000,000	9,994,333	1.73
0.45%, 8/25/2016	10,000,000	9,993,201	1.73
0.48%, 9/01/2016	10,000,000	9,991,733	1.73
0.46%, 9/08/2016	15,000,000	14,986,919	2.59
0.45%, 9/15/2016	20,000,000	19,981,000	3.46
0.44%, 9/22/2016	20,000,000	19,979,711	3.46
0.38%, 9/29/2016	40,000,000	39,962,000	6.92
0.34%, 10/06/2016	20,000,000	19,981,947	3.46
0.35%, 10/13/2016	25,000,000	24,975,083	4.32
0.34%, 10/20/2016	20,000,000	19,979,033	3.46
0.39%, 10/27/2016	25,000,000	24,967,837	4.32
0.37%, 11/03/2016	20,000,000	19,974,132	3.46
0.36%, 11/10/2016	20,000,000	19,973,967	3.46
0.39%, 11/17/2016	20,000,000	19,969,883	3.46
0.46%, 11/25/2016	25,000,000	24,953,552	4.32
0.47%, 12/01/2016	15,000,000	14,970,356	2.59
0.41%, 12/08/2016	15,000,000	14,972,666	2.59
0.34%, 12/15/2016	15,000,000	14,976,342	2.59
0.39%, 12/22/2016	20,000,000	19,962,542	3.46
0.34%, 12/29/2016	25,000,000	24,956,636	4.32
Total Treasury Obligations		419,491,360	72.62

United States - Money Market Funds
Fidelity Institutional Money Market Funds - Government Portfolio	15,000,000	15,000,000	2.60
Goldman Sachs Financial Square Funds - Government Fund - Class FS	15,000,000	15,000,000	2.60
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	10,000,000	10,000,000	1.73
Total Money Market Funds		40,000,000	6.93
Total Cash Equivalents		$459,491,360	79.55

* Collateral amounted to $103,498,447 on open future contracts.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2016 and 2015

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$94,006,028	$4,060,022	$86,671,888	$(165,105,623)
Change in unrealized gain (loss) on open futures contracts	58,739,254	29,866,206	(47,814,042)	157,565,963
Dividend income	26,867	20,995	44,718	42,001
Interest income	432,045	56,568	699,204	94,828
ETF transaction fees	21,000	35,000	46,000	83,000

Total income (loss)	153,225,194	34,038,791	39,647,768	(7,319,831)

Expenses
General Partner management fees (Note 3)	819,510	982,438	1,545,668	1,948,727
Professional fees	67,459	374,855	118,006	720,910
Brokerage commissions	522,847	591,811	1,085,522	1,197,758
Directors' fees and insurance	40,623	29,158	62,146	63,457
License fees	20,488	24,561	38,642	48,718
Registration fees	100,645	100,645	201,290	175,604

Total expenses	1,571,572	2,103,468	3,051,274	4,155,174

Net income (loss)	$151,653,622	$31,935,323	$36,596,494	$(11,475,005)
Net income (loss) per limited partnership share	$2.01	$0.33	$(0.04)	$(1.04)
Net income (loss) per weighted average limited partnership share	$1.95	$0.65	$0.50	$(0.24)
Weighted average limited partnership shares outstanding	77,732,410	48,779,663	72,876,916	47,223,382

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the six months ended June 30, 2016

	General Partner	Limited Partners	Total

Balances, at December 31, 2015	$–	$514,972,880	$514,972,880
Addition of 35,800,000 partnership shares	–	234,539,401	234,539,401
Redemption of 28,300,000 partnership shares	–	(208,461,396)	(208,461,396)
Net income (loss)	–	36,596,494	36,596,494

Balances, at June 30, 2016	$–	$577,647,379	$577,647,379

Net Asset Value Per Share:
At December 31, 2015			$8.69
At June 30, 2016			$8.65

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2016 and 2015

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash Flows from Operating Activities:
Net income (loss)	$36,596,494	$(11,475,005)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(78,556,895)	150,721,260
Unrealized (gain) loss on open futures contracts	47,814,042	(157,565,963)
(Increase) decrease in dividends receivable	(8,073)	485
(Increase) decrease in directors' fees and insurance receivable	17,569	(40,092)
(Increase) decrease in prepaid registration fees	201,290	(145,395)
(Increase) decrease in ETF transaction fees receivable	–	(2,000)
Increase (decrease) in payable due to Broker	(40,863,950)	–
Increase (decrease) in General Partner management fees payable	30,477	(41,883)
Increase (decrease) in professional fees payable	(832,687)	(486,640)
Increase (decrease) in brokerage commissions payable	1,450	–
Increase (decrease) in license fees payable	(3,603)	(1,883)
Net cash provided by (used in) operating activities	(35,603,886)	(19,037,116)

Cash Flows from Financing Activities:
Addition of partnership shares	234,539,401	765,455,653
Redemption of partnership shares	(216,547,252)	(733,150,221)
Net cash provided by (used in) financing activities	17,992,149	32,305,432

Net Increase (Decrease) in Cash and Cash Equivalents	(17,611,737)	13,268,316

Cash and Cash Equivalents, beginning of period	453,830,484	589,867,333
Cash and Cash Equivalents, end of period	$436,218,747	$603,135,649

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2016 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“UNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. UNG is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UNG’s shares traded on the American Stock Exchange (the “AMEX”). UNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fourth Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of UNG is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana as measured by the daily changes in the price of the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”), that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UNG’s expenses. It is not the intent of UNG to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas. It is not the intent of UNG to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of UNG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). The net assets of UNG consist primarily of investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, diesel-heating oil, gasoline and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments including those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q. As of June 30, 2016, UNG held 14,755 NG Futures August 2016 Contracts traded on the NYMEX and 20,000 LD1 H Futures August 2016 Contracts traded on the ICE Futures US.

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

In April 2007, UNG initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UNG established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,001,000. UNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of June 30, 2016, UNG had registered a total of 1,880,000,000 shares.

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

In accordance with GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2012. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2016.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2016.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2016 and 2015, UNG incurred $201,290 and $175,604, respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2016 are estimated to be a total of $60,000 for UNG and, in the aggregate for UNG and the Related Public Funds, $554,800.

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNG and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2016 and 2015, UNG incurred $38,642 and $48,718, respectively, under this arrangement.

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

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Total commissions accrued to brokers	$1,085,522	$1,197,758
Total commissions as an annualized percentage of average net assets	0.42%	0.37%
Commissions accrued as a result of rebalancing	$1,030,262	$1,071,728
Percentage of commissions accrued as a result of rebalancing	94.91%	89.48%
Commissions accrued as a result of creation and redemption activity	$55,260	$126,030
Percentage of commissions accrued as a result of creation and redemption activity	5.09%	10.52%

The decrease in the total commissions accrued to brokers for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was a result of several factors, including the fact that UNG held fewer futures contracts in the first half of 2016.

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

All of UNG’s investment contracts were exchange-traded futures contracts through June 30, 2016. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps, since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2016 and December 31, 2015, UNG held investments in money market funds in the amounts of $40,000,000 and $30,000,000, respectively. UNG also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2016 and December 31, 2015, UNG held cash deposits and investments in Treasuries in the amounts of $499,717,194 and $448,772,036, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the six months ended June 30, 2016 and 2015 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2016 (Unaudited)	For the six months ended June 30, 2015 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$8.69	$14.63
Total income (loss)	0.00 **	(0.95)
Total expenses	(0.04)	(0.09)
Net increase (decrease) in net asset value	(0.04)	(1.04)
Net asset value, end of period	$8.65	$13.59

Total Return	(0.46)%	(7.11)%

Ratios to Average Net Assets
Total income (loss)	7.65%	(1.12)%
Management fees*	0.60%	0.60%
Expenses excluding management fees*	0.58%	0.68%
Net income (loss)	7.06%	(1.75)%

*	Annualized.
**	Amount less than $0.005.

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

The following table summarizes the valuation of UNG’s securities at June 30, 2016 using the fair value hierarchy:

At June 30, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$459,491,360	$459,491,360	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	53,595,300	53,595,300	—	—

During the six months ended June 30, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UNG’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$411,698,465	$411,698,465	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	101,409,342	101,409,342	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2016	Fair Value At December 31, 2015
Futures - Commodity Contracts	Assets	$53,595,300	$101,409,342

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2016		For the six months ended June 30, 2015
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed futures contracts	$86,671,888		$(165,105,623)

	Change in unrealized gain (loss) on open futures contracts		$(47,814,042)		$157,565,963

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

Introduction

UNG, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of UNG is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes, in percentage terms, of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes, in the price of a specified short-term futures contract for natural gas traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on the Fund’s collateral holdings, less UNG’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

UNG’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas or any particular futures contract based on natural gas, nor is UNG’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of UNG, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below).

UNG invests primarily in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts and OTC swaps that are based on the price of natural gas, crude oil and other petroleum-based fuels, Natural Gas Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q.

USCF believes that market arbitrage opportunities will cause daily changes in UNG’s share price on the NYSE Arca on a percentage basis to closely track daily changes in UNG’s per share NAV on a percentage basis. USCF further believes that daily changes in prices of the Benchmark Futures Contract have historically closely tracked the daily changes in spot prices of natural gas. USCF believes that the net effect of these relationships will be that the daily changes in the price of UNG’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the spot price of natural gas on a percentage basis, plus interest earned on the Fund’s collateral holdings, less UNG’s expenses.

UNG seeks to achieve its investment objective by investing so that the average daily percentage change in UNG’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contract over the same period.

Regulatory Disclosure

Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets, such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UNG is not) may hold, own or control. These levels and position limits apply to the futures contracts that UNG invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net futures contracts back to the accountability level. As of June 30, 2016, UNG held 14,755 NYMEX Natural Gas Futures NG contracts and 20,000 Natural Gas Futures LD1 H Contracts traded on the ICE Futures US. UNG exceeded accountability levels of the NYMEX during the six months ended June 30, 2016, when it held a maximum of 25,828 Natural Gas Futures NG contracts. UNG exceeded accountability levels of ICE Futures during the six months ended June 30, 2016, when it held a maximum of 20,000 Natural Gas Futures LD1 H Contracts, exceeding the “any” month limit. No action was taken by the NYMEX or ICE Futures and UNG did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the six months ended June 30, 2016, UNG did not exceed position limits imposed by the NYMEX and ICE Futures.

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

Price Movements

Natural gas futures prices were volatile during the six months ended June 30, 2016. The price of the Benchmark Futures Contract started the period at $2.337 per million British thermal shares (“MMBtu”). The high of the period was on June 30, 2016, when the price reached $2.924 per MMBtu. The low of the period was March 3, 2016, when the price dropped to $1.639 per MMBtu. The period ended with the Benchmark Futures Contract at $2.924 per MMBtu, an increase of approximately 25.12% over the period. UNG’s per share NAV began the period at $8.69 and ended the period at $8.65 on June 30, 2016, a decrease of approximately (0.46)% over the period. UNG’s per share NAV reached its high for the period on January 8, 2016 at $9.19 and reached its low for the period on March 3, 2016 at $5.81. The Benchmark Futures Contract prices listed above began with the February 2016 contracts and ended with the August 2016 Contracts. The increase of approximately 25.12% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG’s Benchmark.”

During the six months ended June 30, 2016, the natural gas futures market was primarily in a state of contango. During periods of contango, the price of the near month natural gas Futures Contract was typically lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month natural gas Futures Contract was typically higher than the price of the next month natural gas Futures Contract, or contracts further away from expiration. For a discussion of the impact of contango and backwardation on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

Valuation of Futures Contracts and the Computation of the Per Share NAV

The per share NAV of UNG’s shares is calculated once each NYSE Arca trading day. The per share NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. UNG’s administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other UNG investments, including, if any, cleared swaps or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

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

Since its initial offering of 30,000,000 shares, UNG has registered six subsequent offerings of its shares: 50,000,000 shares which were registered with the SEC on November 21, 2007, 100,000,000 shares which were registered with the SEC on August 28, 2008, 300,000,000 shares which were registered with the SEC on May 6, 2009, 1,000,000,000 shares were registered with the SEC on August 12, 2009, 200,000,000 shares were registered on March 12, 2014 and 200,000,000 shares were registered on April 28, 2015. Shares offered by UNG in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. On March 8, 2011, after the close of trading on the NYSE Arca, UNG effected a 2-for-1 reverse share split and post-split shares of UNG began trading on March 9, 2011. As a result of the reverse share split, every two pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 447,200,000 shares of UNG issued and outstanding, representing a per share NAV of $5.16. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 223,600,000, not accounting for fractional shares, and the per share NAV increased to $10.31. On February 21, 2012, after the close of trading on the NYSE Arca, UNG effected a 4-for-1 reverse share split and post-split shares of UNG began trading on February 22, 2012. As a result of the reverse share split, every four pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 174,297,828 shares of UNG issued and outstanding, representing a per share NAV of $5.51. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 43,574,457, not accounting for fractional shares, and the per share NAV increased to $22.04. As of June 30, 2016, UNG had issued 1,641,500,000 shares, 66,766,476 of which were outstanding. As of June 30, 2016, there were 238,500,000 shares registered but not yet issued.

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

As of June 30, 2016, UNG had the following authorized purchasers: ABN Amro, BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company LLC., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Financial BD LLC.

For the Six Months ended June 30, 2016 Compared to the Six Months ended June 30, 2015

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Average daily total net assets	$518,053,603	$654,958,945
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$743,922	$136,829
Annualized yield based on average daily total net assets	0.29%	0.04%
Management fee	$1,545,668	$1,948,727
Total fees and other expenses excluding management fees	$1,505,606	$2,206,447
Fees and expenses related to the registration or offering of additional shares	$201,290	$175,604
Total commissions accrued to brokers	$1,085,522	$1,197,758
Total commissions as annualized percentage of average total net assets	0.42%	0.37%
Commissions accrued as a result of rebalancing	$1,030,262	$1,071,728
Percentage of commissions accrued as a result of rebalancing	94.91%	89.48%
Commissions accrued as a result of creation and redemption activity	$55,260	$126,030
Percentage of commissions accrued as a result of creation and redemption activity	5.09%	10.52%

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

Average interest rates earned on short-term investments held by UNG, including cash equivalents and Treasuries, were higher during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. As a result, the amount of income earned by UNG as a percentage of average total net assets was higher during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

The decrease in total fees and expenses excluding management fees for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, was primarily due to a decrease in tax and reporting costs.

The decrease in the total commissions accrued to brokers for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was a result of several factors, including the fact that UNG held fewer futures contracts in the first half of 2016.

For the Three Months ended June 30, 2016 Compared to the Three Months ended June 30, 2015

	For the three months ended June 30, 2016	For the three months ended June 30, 2015
Average daily total net assets	$549,341,859	$656,758,379
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$458,912	$77,563
Annualized yield based on average daily total net assets	0.34%	0.05%
Management fee	$819,510	$982,438
Total fees and other expenses excluding management fees	$752,062	$1,121,030
Fees and expenses related to the registration or offering of additional shares	$100,645	$100,645
Total commissions accrued to brokers	$522,847	$591,811
Total commissions as annualized percentage of average total net assets	0.38%	0.36%
Commissions accrued as a result of rebalancing	$503,515	$511,806
Percentage of commissions accrued as a result of rebalancing	96.30%	86.48%
Commissions accrued as a result of creation and redemption activity	$19,332	$80,005
Percentage of commissions accrued as a result of creation and redemption activity	3.70%	13.52%

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

Average interest rates earned on short-term investments held by UNG, including cash equivalents and Treasuries, were higher during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. As a result, the amount of income earned by UNG as a percentage of average total net assets was higher during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

The decrease in total fees and expenses excluding management fees for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, was primarily due to a decrease in tax and reporting costs.

The decrease in the total commissions accrued to brokers for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, was a result of several factors, including the fact that UNG held fewer futures contracts in the second quarter of 2016.

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

For the 30-valuation days ended June 30, 2016, the simple average daily change in the Benchmark Futures Contract was 1.019%, while the simple average daily change in the per share NAV of UNG over the same time period was 1.015%. The average daily difference was (0.005)% (or (0.46) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.643)%, meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to June 30, 2016, the simple average daily change in the Benchmark Futures Contract was (0.123)%, while the simple average daily change in the per share NAV of UNG over the same time period was (0.125)%. The average daily difference was (0.003)% (or (0.27) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.478)% meaning that over this time period UNG’s tracking error within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended June 30, 2016. The second graph measures monthly changes since June 30, 2011 through June 30, 2016.

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

For the six months ended June 30, 2016, the actual total return of UNG as measured by changes in its per share NAV was (0.46)%. This is based on an initial per share NAV of $8.69 as of December 31, 2015 and an ending per share NAV as of June 30, 2016 of $8.65. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $8.70 as of June 30, 2016, for a total return over the relevant time period of 0.12%. The difference between the actual per share NAV total return of UNG of (0.46)% and the expected total return based on the Benchmark Futures Contract of 0.12% was an error over the time period of (0.58)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2015, the actual total return of UNG as measured by changes in its per share NAV was (7.11)% This is based on an initial per share NAV of $14.63 as of December 31, 2014 and an ending per share NAV as of June 30, 2015 of $13.59. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $13.69 as of June 30, 2015, for a total return over the relevant time period of (6.43)%. The difference between the actual per share NAV total return of UNG of (7.11)% and the expected total return based on the Benchmark Futures Contract of (6.43)% was an error over the time period of (0.68)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. UNG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of UNG to track slightly lower than the daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UNG’s ability to accurately track its Benchmark Futures Contract.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2016, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract over time.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2016. Interest payments, and any other income, were retained within the portfolio and added to UNG’s NAV. When this income exceeds the level of UNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UNG will continue to be higher than interest earned by UNG. As such, USCF anticipates that UNG will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six month period ended June 30, 2016, UNG did not hold any Other Natural Gas-Related Investments. UNG also held investments in natural gas futures contracts traded on the ICE Futures US whose settlement price also tracks the settlement price of the Benchmark Futures Contract.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view backwardation and contango data over time is to subtract the dollar price of the near month natural gas Futures Contract from the dollar price of the near 12 month Natural Gas Futures Contracts. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between June 30, 2006 and June 30, 2016. Investors will note that the natural gas market spent time in both backwardation and contango. Investors will further note that the markets display a seasonal pattern that corresponds to the seasonal demand patterns for natural gas above. That is, in many, but not all, cases the average price of the near 12 month contracts is higher than the near month during the approach to the winter months as the price of natural gas for delivery in those winter months rises on expectations of demand. At the same time, the price of the near month, when that month is just before the onset of winter, does not rise as far or as fast as the average price of the near 12 month contracts whose delivery falls during the winter season.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Natural Gas Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within a relatively short period of time of less than one year. While the investment objective of UNG is not to have the market price of its shares match, dollar for dollar, changes in the spot price of natural gas, mild contango impacted the total return on an investment in UNG shares during the six months ended June 30, 2016 relative to a hypothetical direct investment in natural gas. For example, an investment in UNG shares made on December 31, 2015 and held to June 30, 2016 decreased, based upon the changes in the per share NAV for UNG shares on those days, by approximately (0.46)%, while the spot price of natural gas for immediate delivery during the same period increased by approximately 25.12% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, during the period from December 31, 2014 to June 30, 2015, contango impacted the total return on an investment in UNG shares relative to a hypothetical direct investment in natural gas. For example, an investment in UNG shares made on December 31, 2014 and held to June 30, 2015 decreased, based upon the changes in the per share NAV for UNG shares on those days, by approximately 7.11%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately 1.97% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the six months ended June 30, 2016, natural gas prices in the United States were volatile and finished the period higher than the beginning of the year. Prices were impacted by several factors. During the second quarter, seasonal demand was somewhat reduced by warmer than normal weather in some parts of the country. Storage levels fell persistently in the first quarter before rising in the second quarter according to normal season demand patterns, but remained elevated over prior year and 5-year average levels. As of June 30, 2016, the amount of natural gas in storage stood at 3,140 billion cubic feet, which was approximately 24% above the five-year average and 22% above 2015 levels.

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

For the ten-year time period between June 30, 2006 and June 30, 2016, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, global equities, crude oil, diesel-heating oil, or unleaded gasoline and uncorrelated with U.S. Government bonds.

Correlation Matrix June 30, 2006-2016*	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.311)	0.964	0.434	0.422	0.440	0.112
U.S. Gov’t Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	(0.288)	(0.371)	(0.322)	(0.399)	(0.006)
Global Equities (FTSE World Index)			1.000	0.510	0.481	0.491	0.154
Crude Oil				1.000	0.807	0.752	0.266
Diesel-Heating Oil					1.000	0.738	0.277
Unleaded Gasoline						1.000	0.158
Natural Gas							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2016, the movement of natural gas remained neither strongly correlated nor inversely correlated with large cap U.S. equities, U.S. government bonds and global equities. However, movements in natural gas were somewhat correlated to movements in crude oil, diesel-heating oil and unleaded gasoline.

Correlation Matrix 12 months ended June 30, 2016*	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.307)	0.987	0.292	0.183	0.651	0.106
U.S. Gov’t Bonds (EFFAS U.S. Gov’t Bond Index)		1.000	(0.354)	(0.375)	(0.201)	(0.390)	0.178
Global Equities (FTSE World Index)			1.000	0.368	0.242	0.720	0.129
Crude Oil				1.000	0.951	0.710	0.311
Diesel-Heating Oil					1.000	0.612	0.263
Unleaded Gasoline						1.000	0.369
Natural Gas							1.000

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

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on investments in Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNG’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the six months ended June 30, 2016, UNG’s expenses exceeded the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2016, UNG used other assets to pay expenses, which could cause a decrease in UNG’s NAV over time. To the extent expenses exceed income, UNG’s NAV will be negatively impacted.

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, when UNG is invested in OTC swaps, those OTC swaps have very limited liquidity since they are negotiated agreements that are not transferable by UNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. If UNG invests in OTC swaps in the future, such market conditions or contractual limits could prevent UNG from promptly liquidating its positions in Natural Gas Interests. During the six months ended June 30, 2016, UNG did not own any OTC swaps. In addition during the six months ended June 30, 2016, UNG did not purchase or liquidate any of its positions in futures contracts while daily limits were in effect; however, UNG cannot predict whether it may have to purchase or liquidate positions in the future.

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

As of June 30, 2016, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $539,717,194 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNG’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2016, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

European Sovereign Debt

UNG had no direct exposure to European sovereign debt as of June 30, 2016 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of June 30, 2016, UNG’s portfolio consisted of 14,755 Natural Gas Futures NG August 2016 Contracts traded on the NYMEX and 20,000 Natural Gas Futures LD1 H August 2016 Contracts traded on the ICE Futures. For a list of UNG’s current holdings, please see UNG’s website at www.unitedstatescommodityfunds.com.

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

During the six month reporting period ended June 30, 2016, UNG limited its OTC activities to EFRP transactions. UNG did not engage in any OTC derivative transactions on June 30, 2016 or June 30, 2015.

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

Date: August 5, 2016

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 5, 2016

