Form 10-Q
period 2017-03-31
United States Natural Gas Fund, LP
filed 2017-05-05
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes     ☒   No

The registrant had 58,966,476 shares outstanding as of May 2, 2017.

UNITED STATES NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.            Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At March 31, 2017 (Unaudited) and December 31, 2016

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents (Notes 2 and 5)	$437,239,552	$522,819,857
Equity in trading accounts:
Cash and cash equivalents	44,975,772	44,966,225
Unrealized gain (loss) on open commodity futures contracts	22,140,010	37,435,507
Receivable for shares sold	–	4,646,990
Dividends receivable	3,011	14,954
Directors' fees and insurance receivable	14,015	–
Prepaid registration fees	105,340	187,798
ETF transaction fees receivable	2,000	2,000

Total assets	$504,479,700	$610,073,331

Liabilities and Partners' Capital
Payable due to Broker	$20,476,398	$44,770,339
Payable for shares redeemed	22,786,989	26,641,069
General Partner management fees payable (Note 3)	248,103	303,354
Professional fees payable	181,027	437,218
Brokerage commissions payable	72,800	85,200
Directors' fees and insurance payable	–	5,417
License fees payable	9,073	19,932

Total liabilities	43,774,390	72,262,529

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	460,705,310	537,810,802
Total Partners' Capital	460,705,310	537,810,802

Total liabilities and partners' capital	$504,479,700	$610,073,331

Limited Partners' shares outstanding	60,866,476	57,866,476
Net asset value per share	$7.57	$9.29
Market value per share	$7.57	$9.34

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2017

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
ICE Natural Gas Futures LD1 H May 2017 contracts, expiring May 2017	20,000	$8,115,000	1.76
NYMEX Natural Gas Futures NG May 2017 contracts, expiring April 2017	9,442	14,025,010	3.05
Total Open Futures Contracts*	29,442	$22,140,010	4.81

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.46%, 4/06/2017	$20,000,000	$19,998,736	4.34
0.47%, 4/13/2017	25,000,000	24,996,083	5.43
0.46%, 4/20/2017	25,000,000	24,993,997	5.42
0.47%, 4/27/2017	25,000,000	24,991,604	5.42
0.49%, 5/04/2017	20,000,000	19,990,971	4.34
0.55%, 5/11/2017	20,000,000	19,987,889	4.34
0.60%, 5/18/2017	20,000,000	19,984,464	4.34
0.61%, 5/25/2017	20,000,000	19,981,775	4.34
0.60%, 6/01/2017	25,000,000	24,974,795	5.42
0.62%, 6/08/2017	20,000,000	19,976,767	4.34
0.65%, 6/15/2017	25,000,000	24,966,406	5.42
0.64%, 6/22/2017	20,000,000	19,970,844	4.33
0.60%, 6/29/2017	15,000,000	14,977,750	3.25
0.62%, 7/06/2017	10,000,000	9,983,600	2.17
0.59%, 7/13/2017	15,000,000	14,974,894	3.25
0.61%, 7/20/2017	10,000,000	9,981,514	2.17
0.60%, 7/27/2017	5,000,000	4,990,331	1.08
0.61%, 8/10/2017	10,000,000	9,977,803	2.17
0.65%, 8/17/2017	10,000,000	9,975,083	2.16
0.67%, 8/24/2017	15,000,000	14,959,521	3.25
0.76%, 8/31/2017	15,000,000	14,952,183	3.25
0.84%, 9/07/2017	10,000,000	9,962,900	2.16
0.87%, 9/21/2017	10,000,000	9,958,192	2.16
0.89%, 9/28/2017	15,000,000	14,933,250	3.24
Total Treasury Obligations		404,441,352	87.79

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	10,000,000	10,000,000	2.17
Goldman Sachs Financial Square Funds - Government Fund - Class FS	10,000,000	10,000,000	2.17
Total Money Market Funds		20,000,000	4.34
Total Cash Equivalents		$424,441,352	92.13

* Collateral amounted to $44,975,772 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2017 and 2016

	Three months ended March 31, 2017	Three months ended March 31, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(78,689,338)	$(7,334,140)
Change in unrealized gain (loss) on open futures contracts	(15,295,497)	(106,553,296)
Realized gain (loss) on short-term investments	(1,172)	–
Dividend income	19,279	17,851
Interest income	640,407	267,159
ETF transaction fees	84,000	25,000

Total income (loss)	(93,242,321)	(113,577,426)

Expenses
General Partner management fees (Note 3)	739,810	726,158
Professional fees	360,450	50,547
Brokerage commissions	419,698	562,675
Directors' fees and insurance	15,207	21,523
License fees	18,495	18,154
Registration fees	82,458	100,645

Total expenses	1,636,118	1,479,702

Net income (loss)	$(94,878,439)	$(115,057,128)
Net income (loss) per limited partnership share	$(1.72)	$(2.05)
Net income (loss) per weighted average limited partnership share	$(1.44)	$(1.69)
Weighted average limited partnership shares outstanding	65,866,476	68,021,421

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2017

	General Partner	Limited Partners	Total

Balances, at December 31, 2016	$–	$537,810,802	$537,810,802
Addition of 74,800,000 partnership shares	–	549,553,466	549,553,466
Redemption of 71,800,000 partnership shares	–	(531,780,519)	(531,780,519)
Net income (loss)	–	(94,878,439)	(94,878,439)

Balances, at March 31, 2017	$–	$460,705,310	$460,705,310

Net Asset Value Per Share:
At December 31, 2016			$9.29
At March 31, 2017			$7.57

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2017 and 2016

	Three months ended March 31, 2017	Three months ended March 31, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(94,878,439)	$(115,057,128)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(9,547)	(54,843,593)
Unrealized (gain) loss on open futures contracts	15,295,497	106,553,296
(Increase) decrease in dividends receivable	11,943	(5,688)
(Increase) decrease in directors' fees and insurance receivable	(14,015)	(14,892)
(Increase) decrease in prepaid registration fees	82,458	100,645
(Increase) decrease in ETF transaction fees receivable	–	2,000
Increase (decrease) in payable due to Broker	(24,293,941)	(40,863,950)
Increase (decrease) in General Partner management fees payable	(55,251)	12,850
Increase (decrease) in professional fees payable	(256,191)	(601,171)
Increase (decrease) in brokerage commissions payable	(12,400)	–
Increase (decrease) in directors' fees and insurance payable	(5,417)	–
Increase (decrease) in license fees payable	(10,859)	(5,937)
Net cash provided by (used in) operating activities	(104,146,162)	(104,723,568)

Cash Flows from Financing Activities:
Addition of partnership shares	554,200,456	185,124,024
Redemption of partnership shares	(535,634,599)	(84,677,241)
Net cash provided by (used in) financing activities	18,565,857	100,446,783

Net Increase (Decrease) in Cash and Cash Equivalents	(85,580,305)	(4,276,785)

Cash and Cash Equivalents, beginning of period	522,819,857	453,830,484
Cash and Cash Equivalents, end of period	$437,239,552	$449,553,699

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2017 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of UNG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). The net assets of UNG consist primarily of investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, diesel-heating oil, gasoline and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments including those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q. As of March 31, 2017, UNG held 9,442 NG Futures May 2017 Contracts traded on the NYMEX and 20,000 LD1 H Futures May 2017 Contracts traded on the ICE Futures US.

UNG commenced investment operations on April 18, 2007 and has a fiscal year ending on December 31. USCF is responsible for the management of UNG. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the AMEX under the ticker symbols “USO” on April 10, 2006, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the USCF Canadian Crude Oil Index Fund (“UCCO”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. UCCO is currently in registration and has not commenced operations.

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

In April 2007, UNG initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UNG established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,001,000. UNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of March 31, 2017, UNG had registered a total of 1,880,000,000 shares.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles in the United States of America (“U.S. GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with U.S. GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. UNG is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

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

In accordance with U.S. GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2013. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2017.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2017.

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

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires USCF to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2017 and 2016, UNG incurred $82,458 and $100,645, respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2017 are estimated to be a total of $62,300 for UNG and, in the aggregate for UNG and the Related Public Funds, $539,350.

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNG and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2017 and 2016, UNG incurred $18,495 and $18,154, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs are estimated to be $900,000 for the year ending December 31, 2017. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Total commissions accrued to brokers	$419,698	$562,675
Total commissions as an annualized percentage of average net assets	0.34%	0.46%
Commissions accrued as a result of rebalancing	$331,242	$526,747
Percentage of commissions accrued as a result of rebalancing	78.92%	93.61%
Commissions accrued as a result of creation and redemption activity	$88,456	$35,928
Percentage of commissions accrued as a result of creation and redemption activity	21.08%	6.39%

The decrease in the total commissions accrued to brokers for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was due primarily to a lower number of futures contracts being held and traded as a result of UNG’s smaller size in terms of average net assets.

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

All of UNG’s investment contracts were exchange-traded futures contracts through March 31, 2017. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps, since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2017 and December 31, 2016, UNG held investments in money market funds in the amounts of $20,000,000 and $50,000,000, respectively. UNG also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2017 and December 31, 2016, UNG held cash deposits and investments in Treasuries in the amounts of $462,215,324 and $517,786,082, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2017 and 2016 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2017 (Unaudited)	For the three months ended March 31, 2016 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$9.29	$8.69
Total income (loss)	(1.70)	(2.03)
Total expenses	(0.02)	(0.02)
Net increase (decrease) in net asset value	(1.72)	(2.05)
Net asset value, end of period	$7.57	$6.64

Total Return	(18.51)%	(23.59)%

Ratios to Average Net Assets
Total income (loss)	(18.65)%	(23.33)%
Management fees*	0.60%	0.60%
Expenses excluding management fees*	0.73%	0.62%
Net income (loss)	(18.97)%	(23.64)%

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

The following table summarizes the valuation of UNG’s securities at March 31, 2017 using the fair value hierarchy:

At March 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$424,441,352	$424,441,352	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	22,140,010	22,140,010	—	—

During the three months ended March 31, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UNG’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$484,298,065	$484,298,065	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	37,435,507	37,435,507	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2017	Fair Value At December 31, 2016
Futures - Commodity Contracts	Assets	$22,140,010	$37,435,507

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2017		For the three months ended March 31, 2016
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed futures contracts	$(78,689,338)		$(7,334,140)

	Change in unrealized gain (loss) on open futures contracts		$(15,295,497)		$(106,553,296)

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

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contract for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net futures contracts back to the accountability level. As of March 31, 2017, UNG held 9,442 NYMEX Natural Gas Futures NG contracts and 20,000 Natural Gas Futures LD1 H Contracts traded on the ICE Futures US. UNG exceeded accountability levels of the NYMEX during the three months ended March 31, 2017, when it held a maximum of 14,682 Natural Gas Futures NG contracts. UNG exceeded accountability levels of ICE Futures during the three months ended March 31, 2017, when it held a maximum of 20,000 Natural Gas Futures LD1 H Contracts, exceeding the “any” month limit. No action was taken by the NYMEX or ICE Futures and UNG did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the three months ended March 31, 2017, UNG did not exceed position limits imposed by the NYMEX and ICE Futures.

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

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures and option contracts and as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect UNG, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UNG to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UNG.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges establish and enforce position limits and accountability levels for other agricultural and certain energy products (e.g., oil and natural gas). As a result, UNG may be limited with respect to the size of its investments in any commodities subject to these limits.

Under existing and recently adopted CFTC regulations, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which the participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that participant (the “Aggregation Rules”). The Aggregation Rules will also apply with respect to the Position Limit Rules if and when such Position Limit Rules are adopted.

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

Money Market Reform

The SEC adopted Rule 2a-7 under the Investment Company Act of 1940 on July 23, 2014, which became effective on October 14, 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as UNG. The new rule requires institutional prime MMFs to price their shares using market-based values instead of the amortized cost method (i.e., to use a “floating net asset value per share” or “floating NAV”). Government and retail funds can continue to use the amortized cost method to value their portfolio securities. Additionally, liquidity fees and gates allow an MMF’s board of directors to directly address runs on a fund. MMFs’ boards of directors are required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates (temporary suspension of redemptions). The fees and gates could be imposed on a fund whose portfolios fail to meet certain liquidity thresholds although they are optional for government MMFs. UNG currently invests in government MMFs, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Futures Contracts. UNG does not hold any non-government MMFs and, currently, does not anticipate investing in any non-government MMFs. The new rule further decreases the likelihood that UNG would invest in any non-governmental MMFs. However, if UNG were to make investments in non-government MMFs in the future, such investments could negatively impact UNG because of the changes to MMFs resulting from the new rule.

Price Movements

Natural gas futures prices were volatile during the three months ended March 31, 2017. The price of the Benchmark Futures Contract started the period at $3.724 per million British thermal shares (“MMBtu”). The high of the period was on January 13, 2017, when the price reached $3.419per MMBtu. The low of the period was February 21, 2017, when the price dropped to $2.691 per MMBtu. The period ended with the Benchmark Futures Contract at $3.190 per MMBtu, a decrease of approximately (14.34)% over the period. UNG’s per share NAV began the period at $9.29 and ended the period at $7.57 on March 31, 2017, a decrease of approximately (18.51)% over the period. UNG’s per share NAV reached its high for the period on January 13, 2017 at $8.53 and reached its low for the period on February 21, 2017 at $6.52. The Benchmark Futures Contract prices listed above began with the February 2017 contracts and ended with the May 2017 Contracts. The decrease of approximately (14.34)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG’s Benchmark.”

During the three months ended March 31, 2017, the natural gas futures market was primarily in a state of contango. During periods of contango, the price of the near month natural gas Futures Contract was typically lower than the price of the next month natural gas Futures Contract, or contracts further away from expiration. On days when the market was in backwardation, the price of the near month natural gas Futures Contract was typically higher than the price of the next month natural gas Futures Contract, or contracts further away from expiration. For a discussion of the impact of contango and backwardation on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UNG has registered six subsequent offerings of its shares: 50,000,000 shares which were registered with the SEC on November 21, 2007, 100,000,000 shares which were registered with the SEC on August 28, 2008, 300,000,000 shares which were registered with the SEC on May 6, 2009, 1,000,000,000 shares were registered with the SEC on August 12, 2009, 200,000,000 shares were registered on March 12, 2014 and 200,000,000 shares were registered on April 28, 2015. Shares offered by UNG in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. On March 8, 2011, after the close of trading on the NYSE Arca, UNG effected a 2-for-1 reverse share split and post-split shares of UNG began trading on March 9, 2011. As a result of the reverse share split, every two pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 447,200,000 shares of UNG issued and outstanding, representing a per share NAV of $5.16. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 223,600,000, not accounting for fractional shares, and the per share NAV increased to $10.31. On February 21, 2012, after the close of trading on the NYSE Arca, UNG effected a 4-for-1 reverse share split and post-split shares of UNG began trading on February 22, 2012. As a result of the reverse share split, every four pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 174,297,828 shares of UNG issued and outstanding, representing a per share NAV of $5.51. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 43,574,457, not accounting for fractional shares, and the per share NAV increased to $22.04. As of March 31, 2017, UNG had issued 1,776,100,000 shares, 60,866,476 of which were outstanding. As of March 31, 2017, there were 103,900,000 shares registered but not yet issued.

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

As of March 31, 2017, UNG had the following authorized purchasers: ABN Amro, BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company LLC., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Average daily total net assets	$500,056,700	$486,765,348
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$659,686	$285,010
Annualized yield based on average daily total net assets	0.54%	0.24%
Management fee	$739,810	$726,158
Total fees and other expenses excluding management fees	$896,308	$753,544
Fees and expenses related to the registration or offering of additional shares	$82,458	$100,645
Total commissions accrued to brokers	$419,698	$562,675
Total commissions as annualized percentage of average total net assets	0.34%	0.46%
Commissions accrued as a result of rebalancing	$331,242	$526,747
Percentage of commissions accrued as a result of rebalancing	78.92%	93.61%
Commissions accrued as a result of creation and redemption activity	$88,456	$35,928
Percentage of commissions accrued as a result of creation and redemption activity	21.08%	6.39%

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

Average interest rates earned on short-term investments held by UNG, including cash equivalents and Treasuries, were higher during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. As a result, the amount of income earned by UNG as a percentage of average total net assets was higher during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

The increase in total fees and expenses excluding management fees for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was primarily due to an increase in tax and reporting costs.

The decrease in the total commissions accrued to brokers for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was due primarily to a lower number of futures contracts being held and traded.

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

For the 30-valuation days ended March 31, 2017, the simple average daily change in the Benchmark Futures Contract was 0.203%, while the simple average daily change in the per share NAV of UNG over the same time period was 0.200%. The average daily difference was (0.003)% (or (0.30) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was 2.361%, meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to March 31, 2017, the simple average daily change in the Benchmark Futures Contract was (0.116)%, while the simple average daily change in the per share NAV of UNG over the same time period was (0.118)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.444)% meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended March 31, 2017. The second graph measures monthly changes since March 31, 2012 through March 31, 2017.

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

For the three months ended March 31, 2017, the actual total return of UNG as measured by changes in its per share NAV was (18.51)%. This is based on an initial per share NAV of $9.29 as of December 31, 2016 and an ending per share NAV as of March 31, 2017 of $7.57. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $7.58 as of March 31, 2017, for a total return over the relevant time period of (18.41)%. The difference between the actual per share NAV total return of UNG of (18.51)% and the expected total return based on the Benchmark Futures Contract of (18.41)% was an error over the time period of (0.10)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2016, the actual total return of UNG as measured by changes in its per share NAV was (23.59)% This was based on an initial per share NAV of $8.69 as of December 31, 2015 and an ending per share NAV as of March 31, 2016 of $6.64. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $6.66 as of March 31, 2016, for a total return over the relevant time period of (23.36)%. The difference between the actual per share NAV total return of UNG of (23.59)% and the expected total return based on the Benchmark Futures Contract of (23.36)% was an error over the time period of (0.23)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. UNG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UNG’s ability to accurately track its Benchmark Futures Contract.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2017, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract over time.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2017. Interest payments, and any other income, were retained within the portfolio and added to UNG’s NAV. When this income exceeds the level of UNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by UNG will continue to be higher than interest earned by UNG. As such, USCF anticipates that UNG will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three month period ended March 31, 2017, UNG did not hold any Other Natural Gas-Related Investments. UNG also held investments in Natural Gas Futures Contracts traded on the ICE Futures US whose settlement price also tracks the settlement price of the Benchmark Futures Contract.

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

As an example, assume that the price of natural gas for immediate delivery, is $3 per MMbtu, and the value of a position in the near month futures contract is also $3. Over time, the price of natural gas will fluctuate based on a number of market factors, including demand for natural gas relative to supply. The value of the near month futures contract will likewise fluctuate in reaction to a number of market factors. If an investor seeks to maintain a position in a near month futures contract and not take delivery of physical MMbtu of natural gas, the investor must sell the current near month futures contract as it approaches expiration and invest in the next month futures contract. In order to continue holding a position in the current near month futures contract, this “roll” forward of the futures contract must be executed every month.

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

The chart below compares the daily price of the near month natural gas futures contract to the price of 13th month natural gas futures contract (i.e., a contract one year forward) over the last 10 years. When the price of the near month futures contract is higher than the price of the 13th month futures contract, the market would be described as being in backwardation. When the price of the near month futures contract is lower than the 13th month futures contract, the market would be described as being in contango. Although the price of the near month futures contract and the price of the 13th month futures contract tend to move together, it can be seen that at times the near month futures contract prices are higher than the 13th month futures contract prices (backwardation) and, at other times, the near month futures contract prices are lower than the 13th month futures contract prices (contango).

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between March 31, 2007 and March 31, 2017. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Natural Gas Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within the relatively short period of time of less than one year. While the investment objective of UNG is not to have the market price of its shares match, dollar for dollar, changes in the spot price of natural gas, both contango and backwardation impacted the total return on an investment in UNG shares during the three months ended March 31, 2017 relative to a hypothetical direct investment in natural gas. For example, an investment in UNG shares made on December 31, 2016 and held to March 31, 2017 decreased, based upon the changes in the NAV for UNG shares on those days, by approximately (18.51)%, while the spot price of natural gas for immediate delivery (as represented by the price of the Benchmark Futures Contract) during the same period decreased by approximately (14.34)% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial). By comparison, an investment in UNG shares made on December 31, 2015 and held to March 31, 2016 decreased, based upon the changes in the NAV for UNG shares on those days, by approximately (23.59)%, while the spot price of natural gas for immediate delivery during the same period decreased by approximately (16.17)% (note: this comparison ignores the potential costs associated with physically owning and storing natural gas, which could be substantial).

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

Natural Gas Market. During the three months ended March 31, 2017, natural gas prices in the United States were volatile and finished the period lower than the beginning of the year. Prices were impacted by several factors. During the first quarter, seasonal demand was somewhat reduced by warmer than normal weather in some parts of the country. Storage levels rose persistently in the first quarter according to normal season demand patterns, but remained below prior year and 5-year average levels. As of March 31, 2017, the amount of natural gas in storage stood at 2,051billion cubic feet, which was approximately 27% below the five-year average and 16% below 2016 levels.

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

For the ten-year time period between March 31, 2007 and March 31, 2017, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

Correlation Matrix March 31, 2007-2017*	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.313)	0.963	0.442	0.429	0.470	0.107
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.283)	(0.380)	(0.351)	(0.428)	(0.047)
Global Equities (FTSE World Index)			1.000	0.508	0.479	0.513	0.152
Crude Oil				1.000	0.816	0.754	0.287
Diesel-Heating Oil					1.000	0.748	0.280
Unleaded Gasoline						1.000	0.171
Natural Gas							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended March 31, 2017, the movement of natural gas remained neither strongly correlated nor inversely correlated with U.S. government bonds, crude oil or diesel-heating oil. Movement of natural gas was somewhat negatively correlated with large cap U.S. equities and global equities and limited correlation with unleaded gasoline.

Correlation Matrix 12 months ended March 31, 2017*	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Diesel- Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.118)	0.771	(0.161)	(0.265)	(0.292)	(0.352)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.067	(0.251)	(0.255)	(0.297)	0.202
Global Equities (FTSE World Index)			1.000	(0.234)	(0.367)	(0.197)	(0.499)
Crude Oil				1.000	0.967	0.647	0.126
Diesel-Heating Oil					1.000	0.742	0.238
Unleaded Gasoline						1.000	0.326
Natural Gas							1.000

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

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on investments in Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNG’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the three months ended March 31, 2017, UNG’s expenses exceeded the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2017, UNG used other assets to pay expenses, which could cause a decrease in UNG’s NAV over time. To the extent expenses exceed income, UNG’s NAV will be negatively impacted.

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, when UNG is invested in OTC swaps, those OTC swaps have very limited liquidity since they are negotiated agreements that are not transferable by UNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. If UNG invests in OTC swaps in the future, such market conditions or contractual limits could prevent UNG from promptly liquidating its positions in Natural Gas Interests. During the three months ended March 31, 2017, UNG did not own any OTC swaps. In addition during the three months ended March 31, 2017, UNG did not purchase or liquidate any of its positions in futures contracts while daily limits were in effect; however, UNG cannot predict whether it may have to purchase or liquidate positions in the future.

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

As of March 31, 2017, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $482,215,324 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNG’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2017, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

European Sovereign Debt

UNG had no direct exposure to European sovereign debt as of March 31, 2017 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of March 31, 2017, UNG’s portfolio consisted of 9,442 Natural Gas Futures NG May 2017 Contracts traded on the NYMEX and 20,000 Natural Gas Futures LD1 H May 2017 Contracts traded on the ICE Futures. For a list of UNG’s current holdings, please see UNG’s website at www.uscfinvestments.com.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

UNG is exposed to commodity price risk. In particular, UNG is exposed to natural gas price risk through its holdings of Natural Gas Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Natural Gas Futures Contracts that UNG holds in its portfolio, as described in “Contractual Obligations” under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are expected to directly affect the value of UNG’s shares.

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

During the three month reporting period ended March 31, 2017, UNG limited its OTC activities to EFRP transactions.

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

There have been no material changes to the risk factors previously disclosed in UNG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 24, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	UNG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNG redeemed 718 baskets (comprising 71,800,000 shares) during the first quarter of the year ended March 31, 2017. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/17 to 1/31/17	15,300,000	$8.30
2/1/17 to 2/28/17	12,000,000	$6.97
3/1/17 to 3/31/17	44,500,000	$7.22
Total	71,800,000

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

Date: May 5, 2017

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 5, 2017

