Form 10-Q
period 2018-03-31
United States Natural Gas Fund, LP
filed 2018-05-10
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 16,284,588 outstanding shares as of May 7, 2018.

UNITED STATES NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At March 31, 2018 (Unaudited) and December 31, 2017

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $303,769,409 and $550,936,887, respectively) (Notes 2 and 5)	$303,769,409	$550,936,887
Equity in trading accounts:
Cash and cash equivalents (at cost $64,518,650 and $101,001,407, respectively)	64,518,650	101,001,407
Unrealized gain (loss) on open commodity futures contracts	(356,400)	55,721,680
Dividends receivable	24,580	17,044
Interest receivable	4,714	11,573
Prepaid registration fees	119,003	158,272
ETF transaction fees receivable	1,000	2,000

Total assets	$368,080,956	$707,848,863

Liabilities and Partners' Capital
Payable for shares redeemed	$15,780,870	$54,457,966
General Partner management fees payable (Note 3)	157,982	312,466
Professional fees payable	719,996	892,759
Brokerage commissions payable	60,300	72,800
Directors' fees and insurance payable	10,682	8,345
License fees payable	7,216	12,794

Total liabilities	16,737,046	55,757,130

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	351,343,910	652,091,733
Total Partners' Capital	351,343,910	652,091,733

Total liabilities and partners' capital	$368,080,956	$707,848,863

Limited Partners' shares outstanding	15,584,588	27,941,619	*
Net asset value per share	$22.54	$23.34	*
Market value per share	$22.55	$23.32	*

* On January 4, 2018, there was a 1-for-4 reverse share split. Historical shares outstanding, net asset value per share and market value per share have been adjusted to reflect the 1-for-4 reverse share split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2018

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG May 2018 contracts, expiring May 2018	$241,558,550	8,855	$448,600	0.13
ICE Natural Gas Futures LD1 H May 2018 contracts, expiring May 2018	110,125,000	16,000	(805,000)	(0.23)
Total Open Futures Contracts*	$351,683,550	24,855	$(356,400)	(0.10)

		Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.22%, 4/12/2018		$25,000,000	$24,990,719	7.11
1.23%, 4/19/2018		25,000,000	24,984,781	7.11
1.25%, 4/26/2018		25,000,000	24,978,472	7.11
1.27%, 5/03/2018		15,000,000	14,983,200	4.27
1.32%, 5/10/2018		20,000,000	19,971,617	5.68
1.37%, 5/17/2018		20,000,000	19,965,308	5.68
1.43%, 5/24/2018		20,000,000	19,958,336	5.68
1.43%, 5/31/2018		20,000,000	19,952,667	5.68
1.45%, 6/07/2018		20,000,000	19,946,400	5.68
1.46%, 6/14/2018		25,000,000	24,925,743	7.10
1.49%, 6/21/2018		30,000,000	29,900,100	8.51
1.50%, 6/28/2018		30,000,000	29,890,733	8.51
1.56%, 7/05/2018		10,000,000	9,959,097	2.84
1.56%, 7/12/2018		10,000,000	9,956,083	2.83
1.77%, 8/16/2018		5,000,000	4,966,606	1.41
1.82%, 8/23/2018		5,000,000	4,964,000	1.41
1.85%, 9/06/2018		5,000,000	4,959,842	1.41
1.90%, 9/27/2018		10,000,000	9,906,647	2.82
Total Treasury Obligations			319,160,351	90.84

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS		25,000,000	25,000,000	7.12
Total Cash Equivalents			$344,160,351	97.96

* Collateral amounted to $64,518,650 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2018 and 2017

	Three months ended March 31, 2018	Three months ended March 31, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$67,078,910	$(78,689,338)
Change in unrealized gain (loss) on open futures contracts	(56,078,080)	(15,295,497)
Realized gain (loss) on short-term investments	(13,490)	(1,172)
Dividend income	56,967	19,279
Interest income*	1,394,568	640,407
ETF transaction fees	62,000	84,000

Total income (loss)	12,500,875	(93,242,321)

Expenses
General Partner management fees (Note 3)	648,691	739,810
Professional fees	238,684	360,450
Brokerage commissions	445,015	419,698
Directors' fees and insurance	15,378	15,207
License fees	16,217	18,495
Registration fees	39,269	82,458

Total expenses	1,403,254	1,636,118

Net income (loss)	$11,097,621	$(94,878,439)
Net income (loss) per limited partnership share	$(0.80)	$(6.90)**
Net income (loss) per weighted average limited partnership share	$0.59	$(5.76)**
Weighted average limited partnership shares outstanding	18,881,532	16,466,619 **

* Interest income does not exceed paid in kind of 5%.

** On January 4, 2018, there was a 1-for-4 reverse share split. Historical shares outstanding, net asset value per share and market value per share have been adjusted to reflect the 1-for-4 reverse share split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2018

	General Partner	Limited Partners	Total

Balances, at December 31, 2017	$—	$652,091,733	$652,091,733
Addition of 19,600,000 partnership shares	—	463,303,459	463,303,459
Redemption of 31,957,031* partnership shares	—	(775,148,903)	(775,148,903)
Net income (loss)	—	11,097,621	11,097,621

Balances, at March 31, 2018	$—	$351,343,910	$351,343,910

Net Asset Value Per Share:
At December 31, 2017			$23.34	*
At March 31, 2018			$22.54

* On January 4, 2018, there was a 1-for-4 reverse share split. Historical shares outstanding, net asset value per share and market value per share have been adjusted to reflect the 1-for-4 reverse share split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2018 and 2017

	Three months ended March 31, 2018	Three months ended March 31, 2017
Cash Flows from Operating Activities:
Net income (loss)	$11,097,621	$(94,878,439)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	56,078,080	15,295,497
(Increase) decrease in dividends receivable	(7,536)	11,943
(Increase) decrease in interest receivable	6,859	—
(Increase) decrease in directors' fees and insurance receivable	—	(14,015)
(Increase) decrease in prepaid registration fees	39,269	82,458
(Increase) decrease in ETF transaction fees receivable	1,000	—
Increase (decrease) in payable due to Broker	—	(24,293,941)
Increase (decrease) in General Partner management fees payable	(154,484)	(55,251)
Increase (decrease) in professional fees payable	(172,763)	(256,191)
Increase (decrease) in brokerage commissions payable	(12,500)	(12,400)
Increase (decrease) in directors' fees and insurance payable	2,337	(5,417)
Increase (decrease) in license fees payable	(5,578)	(10,859)
Net cash provided by (used in) operating activities	66,872,305	(104,136,615)

Cash Flows from Financing Activities:
Addition of partnership shares	463,303,459	554,200,456
Redemption of partnership shares	(813,825,999)	(535,634,599)
Net cash provided by (used in) financing activities	(350,522,540)	18,565,857

Net Increase (Decrease) in Cash and Cash Equivalents	(283,650,235)	(85,570,758)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	651,938,294	567,786,082
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$368,288,059	$482,215,324

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$303,769,409	$437,239,552
Equity in Trading Accounts:
Cash and Cash Equivalents	64,518,650	44,975,772
Total Cash, Cash Equivalents and Equity in Trading Accounts	$368,288,059	$482,215,324

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2018 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of UNG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). The net assets of UNG consist primarily of investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash-settled options on natural gas Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, diesel-heating oil, gasoline and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments including those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q. As of March 31, 2018, UNG held 8,855 NG Futures May 2018 Contracts traded on the NYMEX and 16,000 LD1 H Futures May 2018 Contracts traded on the ICE Futures US.

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

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which commenced operations on July 20, 2017. Two separate series of the USCF Funds Trust, the REX S&P MLP Fund (“RMLP”) and the REX S&P MLP Inverse Fund (“MLPD” and together with RMLP, the “REX Funds”), which were in registration and had not commenced operations, filed to withdraw from registration on March 30, 2018.

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

In April 2007, UNG initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UNG established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,001,000. UNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of March 31, 2018, UNG had registered a total of 2,080,000,000 shares.

On February 21, 2012, after the close of trading on the NYSE Arca, UNG effected a 1-for-4 reverse share split and post-split shares of UNG began trading on February 22, 2012. As a result of the reverse share split, every four pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 174,297,828 shares of UNG issued and outstanding, representing a per share NAV of $5.51. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 43,574,457, not accounting for fractional shares, and the per share NAV increased to $22.04. In connection with the reverse share split, the CUSIP number for UNG’s shares changed to 912318201. UNG’s ticker symbol, “UNG,” did not change.

On January 4, 2018, after the close of trading on the NYSE Arca, UNG effected a 1-for-4 reverse share split and post-split shares of UNG began trading on January 5, 2018. As a result of the reverse share split, every four pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse split, there were 97,466,476 shares of UNG issued and outstanding, representing a per share NAV of $5.69. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 24,366,619, not accounting for fractional shares, and the per share NAV increased to $22.76. In connection with the reverse share split, the CUSIP number for UNG’s shares changed to 912318300. UNG’s ticker symbol, “UNG,” did not change.

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

In accordance with U.S. GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2014. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2018.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

UNG receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in UNG's condensed statements of financial condition as receivable for shares sold, and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Calculation of Per Share NAV

UNG's per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. UNG uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2018.

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

New Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which amends ASC 230 to provide guidance on the classification and presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. At this time, management has evaluated the implications of these changes on the financial statements and adopted with no material impact.

Other

On January 4, 2018, after the close of the NYSA Arca, UNG effected a 1-for-4 reverse unit split and post-split units of UNG began trading on January 5, 2018. The unaudited condensed financial information in this quarterly report on Form 10-Q gives effect to the reverse split and the post-split of units as if they had been completed on January 1, 2018.

The unaudited condensed financial information and pro forma financial information, as well as the historical financial information as of and for the year ended December 31, 2017, was derived from UNG's historical financial statements and has been audited by Spicer Jefferies LLP. The financial information as of and for the three months ended March 31, 2018 is unaudited. The condensed financial statements in this quarterly report on Form 10-Q are presented in accordance with Accounting Standards Codification 260 for purposes of presenting the 4-for-1 reverse split on historical basis for all periods reported.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2018 and 2017, UNG incurred $39,269 and $82,458, respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2018 are estimated to be a total of $82,000 for UNG and, in the aggregate for UNG and the Related Public Funds, $536,000.

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement through October 19, 2011, UNG and the Related Public Funds, other than BNO, USCI, CPER and USAG, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, UNG and the Related Public Funds, other than BNO, USCI, CPER, USAG, USOU and USOD, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2018 and 2017, UNG incurred $16,217 and $18,495, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNG's audit expenses and tax accounting and reporting requirements are paid by UNG. These costs are estimated to be $900,000 for the year ending December 31, 2018. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees

In addition to the fees described above, UNG pays all brokerage fees and other expenses in connection with the operation of UNG, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

UNG is party to a marketing agent agreement, dated as of April 17, 2007, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UNG as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on UNG's assets up to $3 billion and 0.04% on UNG's assets in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of UNG's offering.

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

Brokerage and Futures Commission Merchant Agreements

On October 8, 2013, UNG entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as UNG's FCM effective October 10, 2013. The agreement with RBC requires it to provide services to UNG in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through RBC Capital for UNG's account. In accordance with the agreement, RBC Capital charges UNG commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNG also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Total commissions accrued to brokers	$445,015	$419,698
Total commissions as annualized percentage of average total net assets	0.41%	0.34%
Commissions accrued as a result of rebalancing	$321,081	$331,242
Percentage of commissions accrued as a result of rebalancing	72.15%	78.92%
Commissions accrued as a result of creation and redemption activity	$123,934	$88,456
Percentage of commissions accrued as a result of creation and redemption activity	27.85%	21.08%

The increase in total commissions accrued to brokers for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was due primarily to a higher number of natural gas futures contracts being held and traded.

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

All of the futures contracts held by UNG through March 31, 2018 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

UNG's cash and other property, such as Treasuries, deposited with an FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of an FCM could result in the complete loss of UNG's assets posted with that FCM; however, the majority of UNG's assets are held in investments in Treasuries, cash and/or cash equivalents with UNG's custodian and would not be impacted by the insolvency of an FCM. The failure or insolvency of UNG's custodian, however, could result in a substantial loss of UNG's assets.

USCF invests a portion of UNG's cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2018 and December 31, 2017, UNG held investments in money market funds in the amounts of $25,000,000 and $20,000,000, respectively. UNG also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2018 and December 31, 2017, UNG held cash deposits and investments in Treasuries in the amounts of $343,288,059 and $631,938,294, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UNG's custodian and/or FCM cease operations.

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

UNG's policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, UNG has a policy of requiring review of the credit standing of each broker or counterparty with which it conducts business.

The financial instruments held by UNG are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2018 and 2017 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2018 (Unaudited)	For the three months ended March 31, 2017 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$23.34 *	$37.18	*
Total income (loss)	(0.73)	(6.80	)*
Total expenses	(0.07)	(0.10	)*
Net increase (decrease) in net asset value	(0.80)	(6.90	)*
Net asset value, end of period	$22.54	$30.28	*

Total Return	(3.43)%	(18.51)%

Ratios to Average Net Assets
Total income (loss)	2.85%	(18.65)%
Management fees**	0.60%	0.60%
Expenses excluding management fees**	0.70%	0.73%
Net income (loss)	2.53%	(18.97)%

*	On January 4, 2018, there was a 1-for-4 reverse share split. Historical shares outstanding, net asset value per share and market value per share have been adjusted to reflect the 1-for-4 reverse share split on a retroactive basis.
**	Annualized.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UNG.

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

UNG values its investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of UNG (observable inputs) and (2) UNG's own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of UNG’s securities at March 31, 2018 using the fair value hierarchy:

At March 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$344,160,351	$344,160,351	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(356,400)	(356,400)	—	—

During the three months ended March 31, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UNG’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$483,194,474	$483,194,474	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	55,721,680	55,721,680	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$(356,400)	$55,721,680

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2018		For the three months ended March 31, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$67,078,910		$(78,689,338)

	Change in unrealized gain (loss) on open positions		$(56,078,080)		$(15,295,497)

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

Introduction

UNG, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of UNG is for the daily changes, in percentage terms, of its shares’ per share net asset value (“NAV”) to reflect the daily changes, in percentage terms, of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes, in the price of a specified short-term futures contract for natural gas traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on the UNG’s collateral holdings, less UNG’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

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

Regulatory Disclosure

Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UNG is not) may hold, own or control. These levels and position limits apply to the futures contracts that UNG invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net futures contracts back to the accountability level. As of March 31, 2018, UNG held 8,855 NYMEX Natural Gas Futures NG contracts and 16,000 Natural Gas Futures LD1 H Contracts traded on the ICE Futures US. UNG exceeded accountability levels of the NYMEX during the three months ended March 31, 2018, when it held a maximum of 17,082 Natural Gas Futures NG Contracts. UNG exceeded accountability levels of ICE Futures during the three months ended March 31, 2018, when it held a maximum of 20,000 Natural Gas Futures LD1 H Contracts, exceeding the “any” month limit. No action was taken by the NYMEX or ICE Futures and UNG did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the three months ended March 31, 2018, UNG did not exceed position limits imposed by the NYMEX and ICE Futures.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, NFA, the futures exchanges, clearing organizations and other regulatory bodies.

Futures Contracts and Position Limits

The CFTC is generally prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect UNG, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of UNG to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of UNG.

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

The initial margin requirements of the Final Margin Rules are being phased in over time, and the variation margin requirements of the Final Margin Rules are currently in effect. The Fund is not a Covered Swap Entity under the Final Margin Rules but it is a financial end-user. Accordingly, the Fund is currently subject to the variation margin requirements of the Final Margin Rules. However, the Fund does not have material swaps exposure and, accordingly, the Fund will not be subject to the initial margin requirements of the Final Margin Rules.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) required the CFTC and the SEC to adopt their own margin rules to apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. On December 16, 2015 the CFTC finalized its margin rules, which are substantially the same as the Final Margin Rules and have the same implementation timeline. The SEC has yet to finalize its margin rules.

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

Other Requirements for Swaps

In addition to the margin requirements described above, swaps that are not required to be cleared and executed on a SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among other things, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements.

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

Money Market Reform

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, which became effective in 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as UNG. A portion of UNG's assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. UNG does not hold any non-government MMFs and, particularly in light of recent changes to the rule governing the operation of MMFs, does not anticipate investing in any non-government MMFs. However, if UNG invests in other types of MMFs besides government MMFs in the future, UNG could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

Price Movements

Natural gas futures prices were volatile during the three months ended March 31, 2018. The price of the Benchmark Futures Contract started the period at $2.953 per million British thermal shares (“MMBtu”). The high of the period was on January 12, 2018 when the price reached $3.200 per MMBtu. The low of the period was on February 12, 2018 when the price dropped to $2.552 per MMBtu. The period ended with the Benchmark Futures Contract at $2.733 per MMBtu, a decrease of approximately (7.45)% over the period. UNG’s per share NAV began the period at $23.34* and ended the period at $22.54 on March 31, 2018, a decrease of approximately (3.43)% over the period. UNG’s per share NAV reached its high for the period on January 30, 2018 at $26.99 and reached its low for the period on February 12, 2018 at $21.56. The Benchmark Futures Contract prices listed above began with the February 2018 contracts and ended with the May 2018 contracts. The decrease of approximately (7.45)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG's Benchmark.”

During the three months ended March 31, 2018, the natural gas futures market was primarily in a state of backwardation, meaning that the price of the near month natural gas futures contract was typically higher than the price of the next month natural gas futures contract or contracts further away from expiration. On days when the market is in contango, the price of the near month natural gas futures contract is typically lower than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UNG has registered seven subsequent offerings of its shares: 50,000,000 shares which were registered with the SEC on November 21, 2007, 100,000,000 shares which were registered with the SEC on August 28, 2008, 300,000,000 shares which were registered with the SEC on May 6, 2009, 1,000,000,000 shares were registered with the SEC on August 12, 2009, 200,000,000 shares were registered with the SEC on March 12, 2014, 200,000,000 shares were registered on April 28, 2015 and 200,000,000 shares were registered on April 28, 2017. Shares offered by UNG in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. On March 8, 2011, after the close of trading on the NYSE Arca, UNG effected a 2-for-1 reverse share split and post-split shares of UNG began trading on March 9, 2011. As a result of the reverse share split, every two pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 447,200,000 shares of UNG issued and outstanding, representing a per share NAV of $5.16. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 223,600,000, not accounting for fractional shares, and the per share NAV increased to $10.31. On February 21, 2012, after the close of trading on the NYSE Arca, UNG effected a 1-for-4 reverse share split and post-split shares of UNG began trading on February 22, 2012. As a result of the reverse share split, every four pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 174,297,828 shares of UNG issued and outstanding, representing a per share NAV of $5.51. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 43,574,457, not accounting for fractional shares, and the per share NAV increased to $22.04. On January 4, 2018, after the close of trading on the NYSE Arca, UNG effected a 1-for-4 reverse share split and post-split shares of UNG began trading on January 5, 2018. As a result of the reverse share split, every four pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse split, there were 97,466,476 shares of UNG issued and outstanding, representing a per share NAV of $5.69049. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 24,366,619, not accounting for fractional shares, and the per share NAV increased to $22.76196. As of March 31, 2018, UNG had issued 1,988,200,000 shares, 15,584,588 of which were outstanding. As of March 31, 2018, there were 91,800,000 shares registered but not yet issued.

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

As of March 31, 2018, UNG had the following Authorized Purchasers: ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Average daily total net assets	$438,467,360	$500,056,700
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,451,535	$659,686
Annualized yield based on average daily total net assets	1.34%	0.54%
Management fee	$648,691	$739,810
Total fees and other expenses excluding management fees	$754,563	$896,308
Fees and expenses related to the registration or offering of additional shares	$39,269	$82,458
Total commissions accrued to brokers	$445,015	$419,698
Total commissions as annualized percentage of average total net assets	0.41%	0.34%
Commissions accrued as a result of rebalancing	$321,081	$331,242
Percentage of commissions accrued as a result of rebalancing	72.15%	78.92%
Commissions accrued as a result of creation and redemption activity	$123,934	$88,456
Percentage of commissions accrued as a result of creation and redemption activity	27.85%	21.08%

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

Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was higher during the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2018, compared to the three months ended March 31, 2017 was due primarily to UNG’s smaller size as measured by total net assets.

The increase in total commissions accrued to brokers for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was due primarily to a higher number of Natural Gas Futures Contracts being held and traded.

Tracking UNG's Benchmark

USCF seeks to manage UNG's portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the daily changes in the average price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in UNG's per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UNG's portfolio management goals do not include trying to make the nominal price of UNG's per share NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for natural gas. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts and Other Natural Gas-Related Investments.

For the 30-valuation days ended March 31, 2018, the simple average daily change in the Benchmark Futures Contract was 0.102%, while the simple average daily change in the per share NAV of UNG over the same time period was 0.101%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was 0.321%, meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to March 31, 2018, the simple average daily change in the Benchmark Futures Contract was (0.112)%, while the simple average daily change in the per share NAV of UNG over the same time period was (0.116)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.652)%, meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2018. The second graph measures monthly changes since March 31, 2013 through March 31, 2018.

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

For the three months ended March 31, 2018, the actual total return of UNG as measured by changes in its per share NAV was (3.43)%. This is based on an initial per share NAV of $23.34* as of December 31, 2017 and an ending per share NAV as of March 31, 2018 of $22.54. During this time period, UNG made no distributions to its shareholders. UNG’s daily changes in its per share NAV exactly tracked the changes in the daily total return of the Benchmark Futures Contract, where UNG’s estimated per share NAV matched the actual per share NAV of $22.54 as of March 31, 2018, for the same total return over the relevant time period of (3.43)%. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract over time.

*	Adjusted to give effect to the reverse share split of 1-for-4 executed on January 4, 2018.

By comparison, for the three months ended March 31, 2017, the actual total return of UNG as measured by changes in its per share NAV was (18.51)**%. This was based on an initial per share NAV of $37.18* as of December 31, 2016 and an ending per share NAV as of March 31, 2017 of $30.28*. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $30.32* as of March 31, 2017, for a total return over the relevant time period of (18.41)%. The difference between the actual per share NAV total return of UNG of (18.51)**% and the expected total return based on the Benchmark Futures Contract of (18.41)% was an error over the time period of (18.56)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

*	Adjusted to give effect to the reverse share split of 1-for-4 executed on January 4, 2018.
**	Actual return based on pre-split NAV’s for the periods ending March 31, 2017 and December 31, 2016 and as reported in the prior year’s quarterly report.

There are currently three factors that have impacted or are most likely to impact UNG's ability to accurately track Benchmark Futures Contract.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2018, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG's attempt to track the Benchmark Futures Contract over time.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2018. Interest payments, and any other income, were retained within the portfolio and added to UNG's NAV. When this income exceeds the level of UNG's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to increase over the near future from historical lows. However, it is anticipated that fees and expenses paid by UNG may continue to be higher than interest earned by UNG. As such, USCF anticipates that UNG will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract's total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2018, UNG did not hold any Other Natural Gas-Related Investments. UNG also held investments in Natural Gas Futures Contracts traded on the ICE Futures US whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized OTC swaps designed to track the settlement price of the Benchmark Futures Contract. UNG may invest in Other Natural Gas-Related Investments, such as OTC swaps, which have increased transaction-related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that UNG must pay to the swap counterparty certain fees that UNG does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between March 31, 2008 and March 31, 2018. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Natural Gas Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within the relatively short period of time of less than one year. However, at the end of November, 2014, global natural gas inventories grew rapidly after two years of mild winters. From 2017 to March 2018 weather patterns have normalized and natural gas inventories have flowed down during winter and built up during summer.

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

Natural Gas Market. During the three months ended March 31, 2018, natural gas prices in the United States were highly volatile, skyrocketing and then falling during January and early February before settling into a tight trading range for the rest of the quarter. Prices ended the period lower than the beginning of the year. Storage levels were below prior year and five-year average levels for the entire quarter, ending 34% and 20.4% below those levels respectively at quarter end. As of March 31, 2018, the amount of natural gas in storage stood at 1,354 billion cubic feet. While both domestic demand and U.S. exports of natural gas have increased, the robust ability of the U.S. energy industry to meet demand has put a ceiling on prices. Warmer than normal spring and summer temperatures could continue to reduce surplus supplies, which are already lower than they have been in many years. This has the potential to lift prices somewhat, while a cool summer would continue to pressure prices.

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

For the ten-year time period between March 31, 2008 and March 31, 2018, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Unleaded	Natural
March 31, 2008 – March 31, 2018*	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.259)	0.968	0.485	0.459	0.460	0.107
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.231)	(0.393)	(0.337)	(0.347)	(0.040)
Global Equities (FTSE World Index)			1.000	0.526	0.490	0.493	0.138
Crude Oil				1.000	0.804	0.697	0.253
Diesel-Heating Oil					1.000	0.727	0.249
Unleaded Gasoline						1.000	0.146
Natural Gas							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended March 31, 2018, the movement of natural gas was neither strongly correlated nor inversely correlated with large cap U.S. equities, U.S. government bonds, global equities, diesel-heating oil or unleaded gasoline. Movement of natural gas was somewhat negatively correlated with crude oil.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Unleaded	Natural
12 Months ended March 31, 2018*	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.327)	0.970	0.679	0.360	0.081	0.176
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.199)	(0.464)	0.253	0.496	0.254
Global Equities (FTSE World Index)			1.000	0.624	0.411	0.143	0.215
Crude Oil				1.000	0.572	(0.220)	(0.326)
Diesel-Heating Oil					1.000	0.430	(0.112)
Unleaded Gasoline						1.000	0.315
Natural Gas							1.000

Source: Bloomberg, NYMEX

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

Critical Accounting Policies

Preparation of the condensed financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. UNG's application of these policies involves judgments and actual results may differ from the estimates used.

USCF has evaluated the nature and types of estimates that it makes in preparing UNG's condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC swaps) involves a critical accounting policy. The values which are used by UNG for its Natural Gas Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, UNG estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

UNG has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. UNG has met, and it is anticipated that UNG will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. UNG's liquidity needs include: redeeming shares, providing margin deposits for its existing Natural Gas Futures Contracts or the purchase of additional Natural Gas Futures Contracts and posting collateral for its OTC swaps, if applicable, and payment of its expenses, summarized below under “Contractual Obligations.”

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNG's account at its custodian bank and in investments in Treasuries at the FCM. Income received from UNG's investments in money market funds and Treasuries is paid to UNG. During the three months ended March 31, 2018, UNG's expenses did not exceed the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2018, UNG used other assets to pay expenses, which could cause a decrease in UNG's NAV over time. To the extent expenses exceed income, UNG's NAV will be negatively impacted.

UNG's investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, when UNG is invested in OTC swaps, those OTC swaps have very limited liquidity since they are negotiated agreements that are not transferable by UNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. If UNG invests in OTC swaps in the future, such market conditions or contractual limits could prevent UNG from promptly liquidating its positions in Natural Gas Futures Contracts. During the three months ended March 31, 2018, UNG did not purchase or liquidate any of its positions while daily limits were in effect; however, UNG cannot predict whether such an event may occur in the future.

Since the initial offering of shares, UNG has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its shares subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of UNG's Marketing Agent, Administrator and Custodian and registration expenses relating to the initial offering of shares. If USCF and UNG are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, UNG will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Natural Gas Futures Contracts and Other Natural Gas-Related Investments, such as forwards, involves UNG entering into contractual commitments to purchase or sell natural gas at a specified date in the future. The aggregate market value of the contracts will significantly exceed UNG's future cash requirements since UNG intends to close out its open positions prior to settlement. As a result, UNG is generally only subject to the risk of loss arising from the change in value of the contracts. UNG considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with UNG's commitments to purchase natural gas is limited to the aggregate market value of the contracts held. However, should UNG enter into a contractual commitment to sell natural gas, it would be required to make delivery of the natural gas at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of natural gas, the market risk to UNG could be unlimited.

UNG's exposure to market risk depends on a number of factors, including the markets for natural gas, the volatility of interest rates and foreign exchange rates, the liquidity of the Natural Gas Futures Contracts and Other Natural Gas-Related Investments markets and the relationships among the contracts held by UNG. Drastic market occurrences could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When UNG enters into Natural Gas Futures Contracts and Other Natural Gas-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Natural Gas Futures Contracts traded on the Futures Exchanges and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. UNG is not currently a member of any clearinghouse. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to UNG in such circumstances.

USCF attempts to manage the credit risk of UNG by following various trading limitations and policies. In particular, UNG generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Natural Gas Futures Contracts and Other Natural Gas-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of UNG to limit its credit exposure. An FCM, when acting on behalf of UNG in accepting orders to purchase or sell natural gas Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to UNG, all assets of UNG relating to domestic Natural Gas Futures Contracts trading. These FCMs are not allowed to commingle UNG's assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account UNG's assets related to foreign Natural Gas Futures Contracts trading and, in some cases, to cleared swaps executed through the FCM. Similarly, under its current OTC agreements, UNG requires that collateral it posts or receives be posted with its custodian, and under agreements among the custodian, UNG and its counterparties, such collateral is segregated.

In the future, UNG may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of March 31, 2018, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $368,288,059 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNG's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2018, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG's financial position.

European Sovereign Debt

UNG had no direct exposure to European sovereign debt as of March 31, 2018 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Contractual Obligations

UNG's primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated daily and paid monthly as a fixed percentage of UNG's NAV, currently 0.60% for a NAV of $1 billion or less, and thereafter of 0.50% for a NAV above $1 billion.

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

USCF pays the fees of the Marketing Agent and the fees of BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UNG's condensed financial statements and its SEC, NFA and CFTC reports. USCF and UNG have also entered into a licensing agreement with the NYMEX pursuant to which UNG and the Related Public Funds, other than BNO, USCI, CPER, USAG, USOU and USOD, pay a licensing fee to the NYMEX. UNG also pays the fees and expenses associated with its tax accounting and reporting requirements.

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

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as UNG's per share NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of UNG's existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

As of March 31, 2018, UNG's portfolio consisted of 8,855 Natural Gas Futures NG Contracts traded on the NYMEX and 16,000 Natural Gas Futures LD1 H Contracts traded on the ICE Futures. For a list of UNG's current holdings, please see UNG's website at www.uscfinvestments.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

UNG is exposed to commodity price risk. In particular, UNG is exposed to natural gas price risk through its holdings of Natural Gas Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Natural Gas Futures Contracts that UNG holds in its portfolio, as described in “Contractual Obligations" under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" above, are expected to directly affect the value of UNG's shares.

OTC Contract Risk

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

In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction may be modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for USCF to modify, terminate or offset UNG's obligations or its exposure to the risks associated with a transaction prior to its scheduled termination date.

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

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC swap pursuant to guidelines approved by USCF’s board of directors (the "Board"). Furthermore, USCF on behalf of UNG only enters into OTC swaps with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. UNG will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

During the three month reporting period ended March 31, 2018, UNG limited its OTC activities to EFRP transactions.

UNG anticipates that the use of Other Natural Gas-Related Investments together with its investments in Natural Gas Futures Contracts will produce price and total return results that closely track the investment goals of UNG. However, there can be no assurance of this. OTC swaps may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Natural Gas Futures Contracts, which may impact UNG's ability to successfully track the Benchmark Futures Contract.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UNG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 28, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	UNG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNG redeemed 320* baskets (comprising 31,957,031* shares) during the first quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed		Average Price Per Share
1/1/18 to 1/31/18	21,657,031	*	$25.02	*
2/1/18 to 2/28/18	4,100,000		$22.39
3/1/18 to 3/31/18	6,200,000		$22.81
Total	31,957,031

* Adjusted to give effect to the reverse share split of 1-for-4 executed on January 4, 2018.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month UNG publishes an account statement for its shareholders, which includes a Statement of Income (Loss) and a Statement of Changes in Net Asset Value. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on UNG’s website at www.uscfinvestments.com..

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

Date: May 10, 2018

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 10, 2018

