Form 10-Q
period 2018-06-30
United States Natural Gas Fund, LP
filed 2018-08-08
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 16,184,588 outstanding shares as of August 6, 2018.

UNITED STATES NATURAL GAS FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At June 30, 2018 (Unaudited) and December 31, 2017

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $311,177,329 and $550,936,887, respectively) (Notes 2 and 5)	$311,177,329	$550,936,887
Equity in trading accounts:
Cash and cash equivalents (at cost $30,787,364 and $101,001,407, respectively)	30,787,364	101,001,407
Unrealized gain (loss) on open commodity futures contracts	(5,130,125)	55,721,680
Dividends receivable	79,209	17,044
Interest receivable	7,257	11,573
Directors' fees and insurance receivable	16,494	—
Prepaid registration fees	104,447	158,272
ETF transaction fees receivable	—	2,000

Total assets	$337,041,975	$707,848,863

Liabilities and Partners' Capital
Payable for shares redeemed	$—	$54,457,966
General Partner management fees payable (Note 3)	182,398	312,466
Professional fees payable	466,298	892,759
Brokerage commissions payable	60,300	72,800
Directors' fees and insurance payable	—	8,345
License fees payable	4,369	12,794

Total liabilities	713,365	55,757,130

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	336,328,610	652,091,733
Total Partners' Capital	336,328,610	652,091,733

Total liabilities and partners' capital	$337,041,975	$707,848,863

Limited Partners' shares outstanding	14,184,588	27,941,619	*
Net asset value per share	$23.71	$23.34	*
Market value per share	$23.70	$23.32	*

* On January 4, 2018, there was a 1-for-4 reverse share split. Historical shares outstanding, net asset value per share and market value per share have been adjusted to reflect the 1-for-4 reverse share split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP
Condensed Schedule of Investments (Unaudited)
At June 30, 2018

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG August 2018 contracts, expiring July 2018	$250,901,940	8,453	$(3,736,220)	(1.11)
ICE Natural Gas Futures LD1 H August 2018 contracts, expiring August 2018	90,575,905	12,200	(1,393,905)	(0.42)
Total Open Futures Contracts*	$341,477,845	20,653	$(5,130,125)	(1.53)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.56%, 7/05/2018	$10,000,000	$9,998,278	2.97
1.56%, 7/12/2018	10,000,000	9,995,264	2.97
1.77%, 8/16/2018	5,000,000	4,988,787	1.48
1.82%, 8/23/2018	5,000,000	4,986,750	1.48
1.85%, 9/06/2018	5,000,000	4,982,971	1.48
1.90%, 9/27/2018	10,000,000	9,954,106	2.96
1.90%, 10/11/2018	25,000,000	24,866,833	7.40
1.97%, 10/18/2018	5,000,000	4,970,479	1.48
2.00%, 10/25/2018	10,000,000	9,936,200	2.96
2.00%, 11/01/2018	10,000,000	9,932,350	2.95
2.03%, 11/08/2018	20,000,000	19,855,194	5.90
2.05%, 11/15/2018	15,000,000	14,884,121	4.43
2.07%, 11/23/2018	15,000,000	14,876,146	4.42
2.05%, 11/29/2018	15,000,000	14,872,594	4.42
2.09%, 12/06/2018	20,000,000	19,818,300	5.89
2.06%, 12/13/2018	25,000,000	24,766,250	7.37
2.09%, 12/20/2018	30,000,000	29,703,300	8.83
2.07%, 12/27/2018	20,000,000	19,796,139	5.89
Total Treasury Obligations		253,184,062	75.28

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	3,000,000	3,000,000	0.89
Goldman Sachs Financial Square Funds - Government Fund - Class FS	50,000,000	50,000,000	14.86
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	5,000,000	5,000,000	1.49
Total Money Market Funds		58,000,000	17.24
Total Cash Equivalents		$311,184,062	92.52

*	Collateral amounted to $30,787,364 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2018 and 2017

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$23,836,648	$(27,757,990)	$90,915,558	$(106,447,328)
Change in unrealized gain (loss) on open futures contracts	(4,773,725)	(16,848,660)	(60,851,805)	(32,144,157)
Realized gain (loss) on short-term investments	—	—	(13,490)	(1,172)
Dividend income	109,975	34,328	166,942	53,607
Interest income*	1,292,089	766,409	2,686,657	1,406,816
ETF transaction fees	47,000	60,000	109,000	144,000

Total income (loss)	20,511,987	(43,745,913)	33,012,862	(136,988,234)

Expenses
General Partner management fees (Note 3)	533,014	660,512	1,181,705	1,400,322
Professional fees	232,538	362,158	471,222	722,608
Brokerage commissions	366,890	380,958	811,905	800,656
Directors' fees and insurance	17,345	14,400	32,723	29,607
License fees	13,326	16,513	29,543	35,008
Registration fees	14,556	39,266	53,825	121,724

Total expenses	1,177,669	1,473,807	2,580,923	3,109,925

Net income (loss)	$19,334,318	$(45,219,720)	$30,431,939	$(140,098,159)
Net income (loss) per limited partnership share	$1.17	$(3.15)**	$0.37	$(10.05)**
Net income (loss) per weighted average limited partnership share	$1.25	$(2.97)**	$1.57	$(8.85)**
Weighted average limited partnership shares outstanding	15,418,654	15,201,235 **	19,395,634	15,830,431 **

* Interest income does not exceed paid in kind of 5%.

** On January 4, 2018, there was a 1-for-4 reverse share split. Historical shares outstanding, net asset value per share and market value per share have been adjusted to reflect the 1-for-4 reverse share split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the six months ended June 30, 2018

	General Partner	Limited Partners	Total

Balances, at December 31, 2017	$—	$652,091,733	$652,091,733
Addition of 35,900,000 partnership shares	—	841,684,628	841,684,628
Redemption of 49,657,031 partnership shares	—	(1,187,879,690)	(1,187,879,690)
Net income (loss)	—	30,431,939	30,431,939

Balances, at June 30, 2018	$—	$336,328,610	$336,328,610

Net Asset Value Per Share:
At December 31, 2017			$23.34	*
At June 30, 2018			$23.71

* On January 4, 2018, there was a 1-for-4 reverse share split. Historical shares outstanding, net asset value per share and market value per share have been adjusted to reflect the 1-for-4 reverse share split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2018 and 2017

	Six months ended June 30, 2018	Six months ended June 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$30,431,939	$(140,098,159)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	60,851,805	32,144,157
(Increase) decrease in dividends receivable	(62,165)	2,602
(Increase) decrease in interest receivable	4,316	—
(Increase) decrease in directors' fees and insurance receivable	(16,494)	(8,901)
(Increase) decrease in prepaid registration fees	53,825	(53,749)
(Increase) decrease in ETF transaction fees receivable	2,000	2,000
Increase (decrease) in payable due to Broker	—	(44,770,339)
Increase (decrease) in General Partner management fees payable	(130,068)	(85,594)
Increase (decrease) in professional fees payable	(426,461)	(163,651)
Increase (decrease) in brokerage commissions payable	(12,500)	(12,400)
Increase (decrease) in directors' fees and insurance payable	(8,345)	(5,417)
Increase (decrease) in license fees payable	(8,425)	(12,573)
Net cash provided by (used in) operating activities	90,679,427	(153,062,024)

Cash Flows from Financing Activities:
Addition of partnership shares	841,684,628	926,956,014
Redemption of partnership shares	(1,242,337,656)	(899,185,668)
Net cash provided by (used in) financing activities	(400,653,028)	27,770,346

Net Increase (Decrease) in Cash and Cash Equivalents	(309,973,601)	(125,291,678)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	651,938,294	567,786,082
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$341,964,693	$442,494,404

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$311,177,329	$394,372,298
Equity in Trading Accounts:
Cash and Cash Equivalents	30,787,364	48,122,106
Total Cash, Cash Equivalents and Equity in Trading Accounts	$341,964,693	$442,494,404

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2018 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of UNG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). The net assets of UNG consist primarily of investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash-settled options on natural gas Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, diesel-heating oil, gasoline and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments including those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q. As of June 30, 2018, UNG held 8,453 NG Futures August 2018 Contracts traded on the NYMEX and 12,200 LD1 H Futures August 2018 Contracts traded on the ICE Futures US.

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

In April 2007, UNG initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UNG established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,001,000. UNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of June 30, 2018, UNG had registered a total of 2,080,000,000 shares.

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

In accordance with U.S. GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2014. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2018.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2018.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2018 and 2017, UNG incurred $53,825 and $121,724, respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2018 are estimated to be a total of $66,700 for UNG and, in the aggregate for UNG and the Related Public Funds, $536,200.

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNG and the Related Public Funds, other than BNO, USCI, CPER, USAG, USOU and USOD, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2018 and 2017, UNG incurred $29,543 and $35,008, respectively, under this arrangement.

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

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Total commissions accrued to brokers	$811,905	$800,656
Total commissions as annualized percentage of average total net assets	0.41%	0.34%
Commissions accrued as a result of rebalancing	$607,451	$647,003
Percentage of commissions accrued as a result of rebalancing	74.82%	80.81%
Commissions accrued as a result of creation and redemption activity	$204,454	$153,653
Percentage of commissions accrued as a result of creation and redemption activity	25.18%	19.19%

The increase in total commissions accrued to brokers for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was due primarily to a higher number of natural gas futures contracts being held and traded.

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

All of the futures contracts held by UNG through June 30, 2018 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNG's cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2018 and December 31, 2017, UNG held investments in money market funds in the amounts of $58,000,000 and $20,000,000, respectively. UNG also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2018 and December 31, 2017, UNG held cash deposits and investments in Treasuries in the amounts of $283,964,693 and $631,938,294, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should UNG's custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the six months ended June 30, 2018 and 2017 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2018 (Unaudited)	For the six months ended June 30, 2017 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$23.34 *	$37.18	*
Total income (loss)	0.50	(9.85	)*
Total expenses	(0.13)	(0.20	)*
Net increase (decrease) in net asset value	0.37	(10.05	)*
Net asset value, end of period	$23.71	$27.13	*

Total Return	1.59%	(27.02)%

Ratios to Average Net Assets
Total income (loss)	8.31%	(29.11)%
Management fees**	0.60%	0.60%
Expenses excluding management fees**	0.71%	0.73%
Net income (loss)	7.66%	(29.77)%

*	On January 4, 2018, there was a 1-for-4 reverse share split. Historical shares outstanding, net asset value per share and market value per share have been adjusted to reflect the 1-for-4 reverse share split on a retroactive basis.

**	Annualized.

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

The following table summarizes the valuation of UNG’s securities at June 30, 2018 using the fair value hierarchy:

At June 30, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$311,184,062	$311,184,062	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(5,130,125)	(5,130,125)	—	—

During the six months ended June 30, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of UNG’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$483,194,474	$483,194,474	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	55,721,680	55,721,680	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$(5,130,125)	$55,721,680

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2018		For the six months ended June 30, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$90,915,558		$(106,447,328)

	Change in unrealized gain (loss) on open positions		$(60,851,805)		$(32,144,157)

NOTE 8 — SUBSEQUENT EVENTS

UNG has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments other than as disclosed below:

On August 7, 2018, the Board of Directors of USCF authorized and approved the closing and liquidation each of USAG, DNO and UHN together with a plan of liquidation for each of USAG, DNO and UHN. Each of the United States Commodity Index Funds Trust, of which USAG is a series, DNO and UHN filed a current report on Form 8-K dated August 8, 2018 with the SEC that included, as an exhibit, the press release, the applicable plan of liquidation, and, in the case of DNO and UHN, a copy of the notice regarding the liquidation sent to shareholders. In addition, each of USAG, DNO and UHN filed a prospectus supplement with the SEC dated August 8, 2018.  Each of the filings are also available on USCF’s website at www.uscfinvestments.com.

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

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net futures contracts back to the accountability level. As of June 30, 2018, UNG held 8,453 NYMEX Natural Gas Futures NG contracts and 12,200 Natural Gas Futures LD1 H Contracts traded on the ICE Futures US. UNG exceeded accountability levels of the NYMEX during the six months ended June 30, 2018, when it held a maximum of 17,082 Natural Gas Futures NG Contracts. UNG exceeded accountability levels of ICE Futures during the six months ended June 30, 2018, when it held a maximum of 20,000 Natural Gas Futures LD1 H Contracts, exceeding the “any” month limit. No action was taken by the NYMEX or ICE Futures and UNG did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the six months ended June 30, 2018, UNG did not exceed position limits imposed by the NYMEX and ICE Futures.

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

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if UNG enters into an interest rate or index-based credit default swaps that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could require UNG to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by UNG's FCM.

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

Money Market Reform

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, as amended ("1940 Act") which became effective in 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as UNG. A portion of UNG's assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. UNG does not hold any non-government MMFs and, particularly in light of recent changes to the rule governing the operation of MMFs, does not anticipate investing in any non-government MMFs. However, if UNG invests in other types of MMFs besides government MMFs in the future, UNG could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

Price Movements

Natural gas futures prices were volatile during the six months ended June 30, 2018. The price of the Benchmark Futures Contract started the period at $2.953 per million British thermal shares (“MMBtu”). The high of the period was on January 12, 2018 when the price reached $3.200 per MMBtu. The low of the period was on February 12, 2018 when the price dropped to $2.552 per MMBtu. The period ended with the Benchmark Futures Contract at $2.924 per MMBtu, a decrease of approximately (0.98)% over the period. UNG’s per share NAV began the period at $23.34* and ended the period at $23.71 on June 30, 2018, an increase of approximately 1.59% over the period. UNG’s per share NAV reached its high for the period on January 30, 2018 at $26.99 and reached its low for the period on February 12, 2018 at $21.56. The Benchmark Futures Contract prices listed above began with the February 2018 contracts and ended with the August 2018 contracts. The decrease of approximately (0.98)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG's Benchmark.”

During the six months ended June 30, 2018, the natural gas futures market began the year in backwardation, flipped to contango, and returned to backwardation at the end of the second quarter. During periods of backwardation the price of the near month natural gas futures contract is typically higher than the price of the next month natural gas futures contract or contracts further away from expiration. On days when the market is in contango, the price of the near month natural gas futures contract is typically lower than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Since its initial offering of 30,000,000 shares, UNG has registered seven subsequent offerings of its shares: 50,000,000 shares which were registered with the SEC on November 21, 2007, 100,000,000 shares which were registered with the SEC on August 28, 2008, 300,000,000 shares which were registered with the SEC on May 6, 2009, 1,000,000,000 shares were registered with the SEC on August 12, 2009, 200,000,000 shares were registered with the SEC on March 12, 2014, 200,000,000 shares were registered on April 28, 2015 and 200,000,000 shares were registered on April 28, 2017. Shares offered by UNG in the subsequent offerings were sold by it for cash at the shares’ per share NAV as described in the applicable prospectus. On March 8, 2011, after the close of trading on the NYSE Arca, UNG effected a 2-for-1 reverse share split and post-split shares of UNG began trading on March 9, 2011. As a result of the reverse share split, every two pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 447,200,000 shares of UNG issued and outstanding, representing a per share NAV of $5.16. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 223,600,000, not accounting for fractional shares, and the per share NAV increased to $10.31. On February 21, 2012, after the close of trading on the NYSE Arca, UNG effected a 1-for-4 reverse share split and post-split shares of UNG began trading on February 22, 2012. As a result of the reverse share split, every four pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse share split, there were 174,297,828 shares of UNG issued and outstanding, representing a per share NAV of $5.51. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 43,574,457, not accounting for fractional shares, and the per share NAV increased to $22.04. On January 4, 2018, after the close of trading on the NYSE Arca, UNG effected a 1-for-4 reverse share split and post-split shares of UNG began trading on January 5, 2018. As a result of the reverse share split, every four pre-split shares of UNG were automatically exchanged for one post-split share. Immediately prior to the reverse split, there were 97,466,476 shares of UNG issued and outstanding, representing a per share NAV of $5.69049. Immediately after the reverse share split, the number of issued and outstanding shares of UNG decreased to 24,366,619, not accounting for fractional shares, and the per share NAV increased to $22.76196. As of June 30, 2018, UNG had issued 2,004,500,000 shares, 14,184,588 of which were outstanding. As of June 30, 2018, there were 75,500,000 shares registered but not yet issued.

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

As of June 30, 2018, UNG had the following Authorized Purchasers: ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, Goldman Sachs Execution & Clearing LP, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Average daily total net assets	$397,166,059	$470,642,389
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,853,599	$1,460,423
Annualized yield based on average daily total net assets	1.45%	0.63%
Management fee	$1,181,705	$1,400,322
Total fees and other expenses excluding management fees	$1,399,218	$1,709,603
Fees and expenses related to the registration or offering of additional shares	$53,825	$121,724
Total commissions accrued to brokers	$811,905	$800,656
Total commissions as annualized percentage of average total net assets	0.41%	0.34%
Commissions accrued as a result of rebalancing	$607,451	$647,003
Percentage of commissions accrued as a result of rebalancing	74.82%	80.81%
Commissions accrued as a result of creation and redemption activity	$204,454	$153,653
Percentage of commissions accrued as a result of creation and redemption activity	25.18%	19.19%

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

Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2018, compared to the six months ended June 30, 2017. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was higher during the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

The decrease in total fees and other expenses excluding management fees for the six months ended June 30, 2018, compared to the six months ended June 30, 2017 was due primarily to UNG’s smaller size as measured by total net assets.

The increase in total commissions accrued to brokers for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was due primarily to a higher number of Natural Gas Futures Contracts being held and traded.

For the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

	For the three months ended June 30, 2018	For the three months ended June 30, 2017
Average daily total net assets	$356,318,617	$441,551,312
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,402,064	$800,737
Annualized yield based on average daily total net assets	1.58%	0.73%
Management fee	$533,014	$660,512
Total fees and other expenses excluding management fees	$644,655	$813,295
Fees and expenses related to the registration or offering of additional shares	$14,556	$39,266
Total commissions accrued to brokers	$366,890	$380,958
Total commissions as annualized percentage of average total net assets	0.41%	0.35%
Commissions accrued as a result of rebalancing	$286,370	$315,761
Percentage of commissions accrued as a result of rebalancing	78.05%	82.89%
Commissions accrued as a result of creation and redemption activity	$80,520	$65,197
Percentage of commissions accrued as a result of creation and redemption activity	21.95%	17.11%

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

Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was higher during the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

The decrease in total fees and other expenses excluding management fees for the three months ended June 30, 2018, compared to the three months ended June 30, 2017 was due primarily to UNG’s smaller size as measured by total net assets.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was due primarily to a lower number of futures contracts being held and traded.

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

For the 30-valuation days ended June 30, 2018, the simple average daily change in the Benchmark Futures Contract was 0.059%, while the simple average daily change in the per share NAV of UNG over the same time period was 0.060%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.115)%, meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to June 30, 2018, the simple average daily change in the Benchmark Futures Contract was (0.109)%, while the simple average daily change in the per share NAV of UNG over the same time period was (0.111)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.531)%, meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2018. The second graph measures monthly changes since June 30, 2013 through June 30, 2018.

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

For the six months ended June 30, 2018, the actual total return of UNG as measured by changes in its per share NAV was 1.59%. This is based on an initial per share NAV of $23.34* as of December 31, 2017 and an ending per share NAV as of June 30, 2018 of $23.71. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $23.70 as of June 30, 2018, for a total return over the relevant time period of 1.54%. The difference between the actual per share NAV total return of UNG of 1.59% and the expected total return based on the Benchmark Futures Contract of 1.54% was an error over the time period of 0.05%, which is to say that UNG’s actual total return outperformed the benchmark result by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract over time.

* Adjusted to give effect to the reverse share split of 1-for-4 executed on January 4, 2018.

By comparison, for the six months ended June 30, 2017, the actual total return of UNG as measured by changes in its per share NAV was (27.02)**%. This was based on an initial per share NAV of $37.18* as of December 31, 2016 and an ending per share NAV as of June 30, 2017 of $27.13*. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $27.24* as of June 30, 2017, for a total return over the relevant time period of (26.70)%. The difference between the actual per share NAV total return of UNG of (27.02)**% and the expected total return based on the Benchmark Futures Contract of (26.70)% was an error over the time period of (0.32)%, which is to say that UNG’s actual total return underperformed the benchmark result by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

* Adjusted to give effect to the reverse share split of 1-for-4 executed on January 4, 2018.

** Actual return based on pre-split NAV’s for the periods ending June 30, 2017 and December 31, 2016 and as reported in the prior year’s quarterly report.

There are currently three factors that have impacted or are most likely to impact UNG's ability to accurately track Benchmark Futures Contract.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2018, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG's attempt to track the Benchmark Futures Contract over time.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2018. Interest payments, and any other income, were retained within the portfolio and added to UNG's NAV. When this income exceeds the level of UNG's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to increase over the near future from historical lows. However, it is anticipated that fees and expenses paid by UNG may continue to be higher than interest earned by UNG. As such, USCF anticipates that UNG will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract's total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2018, UNG did not hold any Other Natural Gas-Related Investments. UNG also held investments in Natural Gas Futures Contracts traded on the ICE Futures US whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized OTC swaps designed to track the settlement price of the Benchmark Futures Contract. UNG may invest in Other Natural Gas-Related Investments, such as OTC swaps, which have increased transaction-related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that UNG must pay to the swap counterparty certain fees that UNG does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between June 30, 2008 and June 30, 2018. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of Natural Gas Futures Contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within the relatively short period of time of less than one year. However, at the end of November 2014, global natural gas inventories grew rapidly after two years of mild winters and the market was primarily in contango through 2017. This year saw a brief period of backwardation due to extreme winter weather in January. The market also returned to backwardation at the end of the second quarter of 2018 as natural gas inventories grew slower than in years past.

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

Natural Gas Market. During the six months ended June 30, 2018, natural gas prices in the United States were highly volatile, skyrocketing and then falling during January and early February before settling into tighter, upward sloping range for the rest of the first half of 2018. Prices ended the period lower than at the beginning of the year. Storage levels were also below prior year and five-year average levels for the entire quarter, ending 25% and 21% below those levels respectively at quarter end. As of June 30, 2018, the amount of natural gas in storage stood at 2,152 billion cubic feet. While both domestic demand and U.S. exports of natural gas have increased, the robust ability of the U.S. energy industry to meet demand has put a ceiling on prices. Warmer than normal summer temperatures could continue to reduce surplus supplies, which are already lower than they have been in many years. This has the potential to lift prices somewhat, while a cool summer would continue to pressure prices.

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

For the ten-year time period between June 30, 2008 and June 30, 2018, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Unleaded	Natural
June 30, 2008 – June 30, 2018*	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.249)	0.966	0.507	0.478	0.458	0.127
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.220)	(0.381)	(0.325)	(0.323)	(0.027)
Global Equities (FTSE World Index)			1.000	0.547	0.507	0.491	0.152
Crude Oil				1.000	0.802	0.691	0.234
Diesel-Heating Oil					1.000	0.723	0.236
Unleaded Gasoline						1.000	0.135
Natural Gas							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2018, the movement of natural gas was neither strongly correlated nor inversely correlated with large cap U.S. equities, U.S. government bonds, global equities, diesel-heating oil or unleaded gasoline. Movement of natural gas was somewhat negatively correlated with crude oil.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Heating	Unleaded	Natural
12 Months ended June 30, 2018*	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap U.S. Equities (S&P 500)	1.000	(0.343)	0.945	0.465	0.167	(0.042)	0.291
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.407)	(0.337)	0.415	0.592	0.379
Global Equities (FTSE World Index)			1.000	0.601	0.339	0.029	0.168
Crude Oil				1.000	0.517	(0.133)	(0.175)
Diesel-Heating Oil					1.000	0.510	0.129
Unleaded Gasoline						1.000	0.309
Natural Gas							1.000

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

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNG's account at its custodian bank and in investments in Treasuries at the FCM. Income received from UNG's investments in money market funds and Treasuries is paid to UNG. During the six months ended June 30, 2018, UNG's expenses did not exceed the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2018, UNG used other assets to pay expenses, which could cause a decrease in UNG's NAV over time. To the extent expenses exceed income, UNG's NAV will be negatively impacted.

UNG's investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, when UNG is invested in OTC swaps, those OTC swaps have very limited liquidity since they are negotiated agreements that are not transferable by UNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. If UNG invests in OTC swaps in the future, such market conditions or contractual limits could prevent UNG from promptly liquidating its positions in Natural Gas Futures Contracts. During the six months ended June 30, 2018, UNG did not purchase or liquidate any of its positions while daily limits were in effect; however, UNG cannot predict whether such an event may occur in the future.

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

As of June 30, 2018, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $341,964,693 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNG's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2018, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG's financial position.

European Sovereign Debt

UNG had no direct exposure to European sovereign debt as of June 30, 2018 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of June 30, 2018, UNG's portfolio consisted of 8,453 Natural Gas Futures NG Contracts traded on the NYMEX and 12,200 Natural Gas Futures LD1 H Contracts traded on the ICE Futures. For a list of UNG's current holdings, please see UNG's website at www.uscfinvestments.com.

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

During the six month reporting period ended June 30, 2018, UNG limited its OTC activities to EFRP transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	UNG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNG redeemed 177 baskets (comprising 17,700,000 shares) during the second quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/18 to 4/30/18	6,000,000	$22.44
5/1/18 to 5/31/18	6,100,000	$23.55
6/1/18 to 6/30/18	5,600,000	$24.01
Total	17,700,000

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

Date: August 8, 2018

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 8, 2018

