Form 10-Q
period 2020-06-30
United States Natural Gas Fund, LP
filed 2020-08-07
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2020.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1850 Mt. Diablo Boulevard, Suite 640

Walnut Creek, California 94596

(Address of principal executive offices) (Zip Code)

(510) 522-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of United States Natural Gas Fund, LP	UNG	NYSE Arca, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes  ☒ No

The registrant had 34,284,588 outstanding shares as of August 3, 2020.

United States Natural Gas Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $328,821,241 and $375,588,135, respectively) (Notes 2 and 5)	$328,821,241	$375,588,135
Equity in trading accounts:
Cash and cash equivalents (at cost $86,405,619 and $83,410,316, respectively)	86,405,619	83,410,316
Unrealized gain (loss) on open commodity futures contracts	1,356,010	(20,768,690)
Receivable for shares sold	3,070	6,765,424
Dividends receivable	33,366	140,270
Interest receivable	—	5,227
Prepaid insurance*	41,221	7,569
Prepaid registration fees	287,490	467,490
ETF transaction fees receivable	—	1,000

Total Assets	$416,948,017	$445,616,741

Liabilities and Partners' Capital
Payable for shares redeemed	$32,816,146	$—
General Partner management fees payable (Note 3)	193,217	207,145
Professional fees payable	405,449	786,718
Brokerage commissions payable	141,756	36,300
Directors' fees payable*	3,645	10,691
License fees payable	10,538	2,633

Total Liabilities	33,570,751	1,043,487

Commitments and Contingencies (Notes 3, 4 & 5)

Partners' Capital
General Partners	—	—
Limited Partners	383,377,266	444,573,254
Total Partners' Capital	383,377,266	444,573,254

Total Liabilities and Partners' Capital	$416,948,017	$445,616,741

Limited Partners' shares outstanding	37,384,588	26,284,588
Net asset value per share	$10.25	$16.91
Market value per share	$10.26	$16.86

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2020

			Fair Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners'
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas NG August 2020 contracts, expiring July 2020*	$382,025,440	21,895	$1,356,010	0.35

	Principal	Market	% of Partners'
	Amount	Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.54%, 7/02/2020	$10,000,000	$9,999,576	2.61
1.52%, 7/09/2020	10,000,000	9,996,661	2.61
1.55%, 7/16/2020	10,000,000	9,993,625	2.61
1.53%, 7/23/2020	10,000,000	9,990,742	2.61
1.54%, 7/30/2020	10,000,000	9,987,755	2.60
1.54%, 8/06/2020	10,000,000	9,984,800	2.60
1.52%, 8/13/2020	10,000,000	9,982,000	2.60
1.53%, 8/20/2020	10,000,000	9,979,028	2.60
1.43%, 8/27/2020	10,000,000	9,977,675	2.60
0.68%, 9/03/2020	10,000,000	9,988,089	2.61
Total United States Treasury Obligations		99,879,951	26.05
United States Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio,0.06%#	103,921	103,921	0.03
Goldman Sachs Financial Square Funds - Government Fund - Class FS, 0.15%#	268,149,233	268,149,233	69.94
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.10%#	617,849	617,850	0.16
Total United States Money Market Funds		268,871,004	70.13
Total Cash Equivalents		$368,750,955	96.18

*     Collateral amounted to $86,405,619 on open commodity futures contracts.

#     Reflects the 7-day yield at June 30, 2020.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(102,525,960)	$(53,152,570)	$(227,224,580)	$(104,711,777)
Change in unrealized gain (loss) on open commodity futures contracts	30,575,360	11,805,850	22,124,700	61,939,447
Realized gain (loss) on short-term investments	—	93	—	93
Dividend income	104,118	37,004	773,179	149,114
Interest income*	603,045	1,611,194	1,680,576	3,221,514
ETF transaction fees	42,070	20,000	86,070	57,000
Total Income (Loss)	$(71,201,367)	$(39,678,429)	$(202,560,055)	$(39,344,609)

Expenses
General Partner management fees (Note 3)	$581,249	$412,293	$1,269,405	$845,208
Professional fees	192,575	241,337	352,011	480,022
Brokerage commissions	595,544	251,098	1,168,244	522,662
Directors' fees and insurance	19,695	13,382	44,198	30,583
License fees	14,531	10,307	31,735	21,130
Registration fees	111,750	15,429	180,000	40,819
Total Expenses	$1,515,344	$943,846	$3,045,593	$1,940,424
Net Income (Loss)	$(72,716,711)	$(40,622,275)	$(205,605,648)	$(41,285,033)
Net Income (Loss) per limited partner share	$(2.18)	$(3.59)	$(6.66)	$(4.52)
Net Income (Loss) per weighted average limited partner share	$(2.18)	$(3.19)	$(6.33)	$(3.37)
Weighted average limited partner shares outstanding	33,313,159	12,742,830	32,485,137	12,254,201

*     Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statement in Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Balances at beginning of period	$327,914,952	$254,882,942	$444,573,254	$248,014,523
Addition of 21,500,000, 8,400,000, 38,600,000 and 19,400,000 partnership shares, respectively	250,904,441	175,491,124	505,641,792	446,533,840
Redemption of (10,500,000), (2,900,000), (27,500,000) and (13,200,000) partnership shares, respectively	(122,725,416)	(64,810,638)	(361,232,132)	(328,322,177)
Net income (loss)	(72,716,711)	(40,622,275)	(205,605,648)	(41,285,033)

Balances at end of period	$383,377,266	$324,941,153	$383,377,266	$324,941,153

*     General Partners' shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2020 and 2019

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(205,605,648)	$(41,285,033)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(22,124,700)	(61,939,447)
(Increase) decrease in dividends receivable	106,904	40,061
(Increase) decrease in interest receivable	5,227	9,670
(Increase) decrease in prepaid insurance*	(33,652)	(16,493)
(Increase) decrease in prepaid registration fees	180,000	(496,097)
(Increase) decrease in ETF transaction fees receivable	1,000	1,000
Increase (decrease) in General Partner management fees payable	(13,928)	(39,220)
Increase (decrease) in professional fees payable	(381,269)	(393,667)
Increase (decrease) in brokerage commissions payable	105,456	—
Increase (decrease) in directors' fees payable*	(7,046)	(398)
Increase (decrease) in license fees payable	7,905	(4,678)
Net cash provided by (used in) operating activities	(227,759,751)	(104,124,302)

Cash Flows from Financing Activities:
Addition of partnership shares	512,404,146	446,533,840
Redemption of partnership shares	(328,415,986)	(372,155,453)
Net cash provided by (used in) financing activities	183,988,160	74,378,387

Net Increase (Decrease) in Cash and Cash Equivalents	(43,771,591)	(29,745,915)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	458,998,451	359,791,174
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$415,226,860	$330,045,259

Components of Cash and cash equivalents:
Cash and Cash Equivalents	$328,821,241	$265,182,362
Equity in Trading Accounts:
Cash and cash equivalents	86,405,619	64,862,897
Total Cash, Cash Equivalents and Equity in Trading Accounts	$415,226,860	$330,045,259

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to the Condensed Financial Statements

For the six months ended June 30, 2020 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“UNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. UNG is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UNG’s shares traded on the American Stock Exchange (the “AMEX”). UNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fifth Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (the “LP Agreement”). The investment objective of UNG is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the price of the futures contract for natural gas  traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on UNG’s collateral holdings, less UNG’s expenses. UNG seeks to achieve its investment objective by investing so that the average daily percentage change in UNG's NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10)% of the average daily percentage change in the price of the Benchmark Futures Contract over the same period.

UNG’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas, nor is UNG’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day.

United States Commodity Funds LLC (“USCF”), the general partner of UNG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). The net assets of UNG consist primarily of investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, diesel-heating oil, gasoline and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments including those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q. As of June 30, 2020, UNG held 21,895 NG Futures August 2020 Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on the ICE Futures US.

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

USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the USCF Crescent Crypto Index Fund (“XBET”), each a series of the United States Commodity Index Funds Trust (“USCIFT”). USCF previously served as the sponsor for the United States Agricultural Index Fund (“USAG”) a series of USCIFT which was liquidated in 2018. A registration statement that had been previously filed for XBET was withdrawn on June 25, 2020. USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively.

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

In April 2007, UNG initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UNG established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,001,000. UNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of June 30, 2020, UNG had registered a total of 2,280,000,000 shares.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. UNG earns income on funds held at the custodian or futures commission merchants (“FCMs”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

UNG is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2016. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2020.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of   100,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

UNG receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in UNG’s condensed statements of financial condition as receivable for shares sold and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2020.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2020 and 2019, UNG incurred $180,000 and $40,819, respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2020 are estimated to be a total of $64,000 for UNG and, in the aggregate for UNG and the Related Public Funds, $574,000.

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNG and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2020 and 2019, UNG incurred $31,735 and $21,130, respectively under this arrangement.

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

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

USCF engaged The Bank of New York Mellon, a New York corporation authorized to do a banking business (“BNY Mellon”), to provide UNG and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

Brown Brothers Harriman and Co. ("BBH&Co.") previously served as the Administrator, Custodian, Transfer Agent and Fund Accounting Agent for UNG and the Related Public Funds prior to BNY Mellon commencing such services on April 1, 2020. Certain fund accounting and fund administration services rendered by BBH&Co. to UNG and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

Brokerage and Futures Commission Merchant Agreements

UNG entered into a brokerage agreement with RBC Capital Markets  LLC (“RBC”) to serve as UNG’s FCM effective October 10, 2013. In addition, UNG entered into a Commodity Futures Customer Agreement dated as of May 28, 2020 with RCG Division of Marex Spectron ("RCG") and a Customer Agreement with ED & F Man Capital Markets Inc. ("MCM") on June 5, 2020, pursuant to which RCG and MCM each act as an FCM for UNG. The agreements with UNG's FCMs require the FCMs to provide services to UNG in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through the applicable FCM for UNG’s account. In accordance with the FCM agreements, UNG pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNG also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Six months	Six months
	ended	ended
	June 30, 2020	June 30, 2019
Total commissions accrued to brokers	$1,168,244	$522,662
Total commissions as annualized percentage of average total net assets	0.55%	0.37%
Commissions accrued as a result of rebalancing	$1,025,730	$436,630
Percentage of commissions accrued as a result of rebalancing	87.80%	83.54%
Commissions accrued as a result of creation and redemption activity	$142,514	$86,032
Percentage of commissions accrued as a result of creation and redemption activity	12.20%	16.46%

The increase in total commissions accrued to brokers for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was due primarily to a higher  number of natural gas futures contracts being held and traded.

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

UNG may enter into futures contracts, options on futures contracts, cleared swaps, and OTC swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties. OTC swaps are entered into between two parties in private contracts. In an OTC swap, each party bears credit risk to the other party, i.e., the risk that the other party may not be able to perform its obligations under the OTC swap.

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. To reduce the credit risk that arises in connection with OTC swaps, UNG will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc., which provides for the netting of its overall exposure to its counterparty. The Master Agreement is negotiated as between the parties and would address, among other things, the exchange of margin between the parties.

Futures contracts, options on futures contracts and cleared swaps involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure UNG has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract. Buying and selling options on futures contracts exposes investors to the risks of purchasing or selling futures contracts. As to OTC swaps, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps, because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

All of the futures contracts held by UNG through June 30, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

A novel strain of coronavirus (COVID-19) outbreak was declared a pandemic by the World Health Organization on March 11, 2020. The situation is evolving with various cities and countries around the world responding in different ways to address the outbreak. There are direct and indirect economic effects developing for various industries and individual companies throughout the world. Management will continue to monitor the impact COVID-19 has on the Fund and reflect the consequences as appropriate in the Fund's accounting and financial reporting. The recent pandemic spread of the novel coronavirus and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on the Fund and its investments.

UNG’s cash and other property, such as Treasuries, deposited with its FCMs are considered commingled with all other customer funds, subject to such FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of an FCM could result in the complete loss of UNG’s assets posted with that FCM; however, the majority of UNG’s assets are held in investments in Treasuries, cash and/or cash equivalents with UNG’s custodian and would not be impacted by the insolvency of an FCM. The failure or insolvency of UNG’s custodian, however, could result in a substantial loss of UNG’s assets.

USCF invests a portion of UNG's cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2020 and December 31, 2019, UNG held investments in money market funds in the amounts of $268,871,004 and $160,000,000, respectively. UNG also holds cash deposits with its custodian. Pursuant to a written agreement with BNY Mellon, uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Grand Cayman, Cayman Islands; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2020 and December 31, 2019, UNG held cash deposits and investments in Treasuries in the amounts of $146,355,856 and $298,998,451 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCMs cease operations.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, UNG is exposed to market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short or that the value of the futures contract could fall below zero. As both a buyer and a seller of options, UNG pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2020 and 2019 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$12.43	$23.42	$16.91	$24.35
Total income (loss)	(2.13)	(3.52)	(6.57)	(4.36)
Total expenses	(0.05)	(0.07)	(0.09)	(0.16)
Net increase (decrease) in net asset value	(2.18)	(3.59)	(6.66)	(4.52)
Net asset value, end of period	$10.25	$19.83	$10.25	$19.83

Total Return	(17.54)%	(15.33)%	(39.38)%	(18.56)%

Ratios to Average Net Assets
Total income (loss)	(18.27)%	(14.40)%	(47.61)%	(13.85)%
Management fees*	0.60%	0.60%	0.60%	0.60%
Expenses excluding management fees*	0.96%	0.39%	0.84%	0.78%
Net income (loss)	(18.66)%	(14.74)%	(48.33)%	(14.53)%
*	Annualized.

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

The following table summarizes the valuation of UNG’s securities at June 30, 2020 using the fair value hierarchy:

At June 30, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$368,750,955	$368,750,955	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,356,010	1,356,010	—	—

The following table summarizes the valuation of UNG’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$418,959,876	$418,959,876	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(20,768,690)	(20,768,690)	—	—

Effective January 1, 2009, UNG adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not	Condensed
Accounted for	Statements of	Fair Value	Fair Value
as Hedging	Financial	at June 30,	at December 31,
Instruments	Condition Location	2020	2019
Futures - Commodity Contracts	Assets	$1,356,010	$(20,768,690)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2020		June 30, 2019
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(227,224,580)		$(104,711,777)

	Change in unrealized gain (loss) on open positions		$22,124,700		$61,939,447

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

NOTE 9 — SUBSEQUENT EVENTS

UNG has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments, other than the following:

USCF was named as a defendant in a putative stockholder class action on July 10, 2020 by Momo Wang, individually and on behalf of others similarly situated, against defendants United States Oil Fund, LP (“USO”), USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F. Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Market Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC.

The putative class action complaint alleged that beginning in March 2020, in connection with USO's registration and issuance of additional USO shares, defendants failed to disclose to investors certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The plaintiff alleged that defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The putative stockholder class action was pending in the U.S. District Court for the Northern District of California as Case No. 3:20-cv-4596 but was voluntarily dismissed effective August 4, 2020.

USCF was named as a defendant in a purported stockholder class action on July 31, 2020 by Moshe Ephrati, individually and on behalf of others similarly situated, against defendants USCF, USO, John P. Love and Stuart P. Crumbaugh. The stockholder class action is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06010.

The putative class action complaint alleges that beginning in March 2020, in connection with USO's registration and issuance of additional USO shares, defendants failed to disclose to investors certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. Plaintiff alleges that defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The complaint seeks to certify a class and award the class compensatory damages at an amount to be determined at trial. Since this stockholder class action makes the same substantive claims made against the same defendants in the stockholder class action commenced by Robert Lucas on June 19, 2020, which is summarized above in “Part II. Other Information - Item 1. Legal Proceedings,” and is also pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-04740, it is expected that these two stockholder class actions will be consolidated. The defendants intend to vigorously contest the claims and move for their dismissal.

USCF may have additional actions filed against it based on similar allegations as those that were made in the putative class actions that have been reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States Natural Gas Fund, LP (“UNG”) included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause UNG’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. UNG believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; significant market volatility in the commodities markets and futures markets attributable to the COVID-19 pandemic, uncertainties associated with the impact from the coronavirus (COVID-19) pandemic, including: its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak, the effect of the COVID-19 pandemic on UNG's business prospects, including its ability to achieve its objectives, and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. Forward-looking statements, which involve assumptions and describe UNG’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and UNG cannot assure investors that the projections included in these forward-looking statements will come to pass. UNG’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Introduction

UNG, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of UNG is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the price of the futures contract for natural gas traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on UNG’s collateral holdings, less UNG’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. UNG seeks to achieve its investment objective by investing so that the average daily percentage change in UNG's NAV for any period of 30 successive valuation days will be within plus/minus 10 percent (10)% of the average daily percentage changes in the price of the Benchmark Futures Contract over the same period.

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

UNG seeks to achieve its investment objective by investing so that the average daily percentage change in UNG’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10)% of the average daily percentage change in the price of the Benchmark Futures Contract over the same period.

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

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net futures contracts back to the accountability level. As of June 30, 2020, UNG held 21,895 NYMEX Natural Gas Futures NG contracts and did not hold any Natural Gas Futures Contracts traded on the ICE Futures US. UNG exceeded accountability levels of the NYMEX during the six months ended June 30, 2020, when it held a maximum of 28,953 Natural Gas Futures NG Contracts. UNG did not exceed accountability levels of ICE Futures during the six months ended June 30, 2020. No action was taken by the NYMEX and UNG did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the six months ended June 30, 2020, UNG did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

The SEC adopted margin rules for security-based swap dealers and major security-based swap participants on June 21, 2019. The SEC's margin rules are generally aligned with the Final Margin Rules and the CFTC's margin rules, but they differ in a few key respects relating to timing for compliance and the manner in which initial margin must be segregated. UNG does not currently engage in security-based swap transactions and, therefore, the SEC's margin rules are not expected to apply to UNG.

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

Although such government money market funds seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and UNG may lose money by investing in a government money market fund. An investment in a government money market fund is not insured or guaranteed by the Federal Deposit Insurance Corporation, referred to herein as the FDIC, or any other government agency. The share price of a government money market fund can fall below the $1.00 share price. UNG cannot rely on or expect a government money market fund's adviser or its affiliates to enter into support agreements or take other actions to maintain the government money market fund's $1.00 share price. The credit quality of a government money market fund's holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government money market fund's share price. Due to fluctuations in interest rates, the market value of securities held by a government money market fund may vary. A government money market fund's share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

Price Movements

Natural gas futures prices were volatile during the six months ended June 30, 2020. The price of the Benchmark Futures Contract started the period at $2.189 per million British thermal shares (“MMBtu”). The high of the period was on January 10, 2020 when the price reached $2.202 per MMBtu. The low of the period was on June 26, 2020 when the price dropped to $1.544 per MMBtu. The period ended with the Benchmark Futures Contract at $1.751 per MMBtu, a decrease of approximately (20.01)% over the period. UNG’s per share NAV began the period at $16.91 and ended the period at $10.25 on June 30, 2020, a decrease of approximately (39.38)% over the period. The Benchmark Futures Contract prices listed above began with the February 2020 contracts and ended with the August 2020 contracts. The decrease of approximately (20.01)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG's Benchmark.”

During the six months ended June 30, 2020, the natural gas futures market experienced states of both contango and backwardation. When the market is in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Results of Operations and the Natural Gas Market

Results of Operations. On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG.” On that day, UNG established its initial offering price at $50.00 per share and issued 200,000 shares to the initial Authorized Participant in exchange for $10,000,000 in cash. As a result of the acquisition of the AMEX by NYSE Euronext, UNG’s shares ceased trading on the AMEX and commenced trading on the NYSE Arca on November 25, 2008. As of June 30, 2020, there were 161,000,000 shares registered but not yet issued.

More shares may have been issued by UNG than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act,shares that have been redeemed by UNG cannot be resold by UNG. As a result, UNG contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2020, UNG had the following Authorized Participants: ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	Six months	Six months
	ended	ended
	June 30, 2020	June 30, 2019
Average daily total net assets	$425,460,081	$284,070,900
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,453,755	$3,370,628
Annualized yield based on average daily total net assets	1.15%	2.39%
Management fee	$1,269,405	$845,208
Total fees and other expenses excluding management fees	$1,776,188	$1,095,216
Fees and expenses related the registration or offering of additional shares	$180,000	$40,819
Total commissions accrued to brokers	$1,168,244	$522,662
Total commissions as annualized percentage of average total net assets	0.55%	0.37%
Commissions accrued as a result of rebalancing	$1,025,730	$436,630
Percentage of commissions accrued as a result of rebalancing	87.80%	83.54%
Commissions accrued as a result of creation and redemption activity	$142,514	$86,032
Percentage of commissions accrued as a result of creation and redemption activity	12.20%	16.46%

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

Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were lower during the six months ended June 30, 2020, compared to the six months ended June 30, 2019. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was lower during the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

The increase in total fees and other expenses excluding management fees for the six months ended June 30, 2020, compared to the six months ended June 30, 2019 was due primarily to an increase in total commissions accrued to brokers and expenses related to the registration or offering of additional shares.

The increase in total commissions accrued to brokers for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was due primarily to a higher number of Natural Gas Futures Contracts being held and traded.

For the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	Three months ended	Three months ended
	June 30, 2020	June 30, 2019
Average daily total net assets	$389,628,896	$275,617,197
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$707,163	$1,648,198
Annualized yield based on average daily total net assets	0.73%	2.40%
Management fee	$581,249	$412,293
Total fees and other expenses excluding management fees	$934,095	$531,553
Fees and expenses related the registration or offering of additional shares	$111,750	$15,429
Total commissions accrued to brokers	$595,544	$251,098
Total commissions as annualized percentage of average total net assets	0.61%	0.37%
Commissions accrued as a result of rebalancing	$529,034	$219,413
Percentage of commissions accrued as a result of rebalancing	88.83%	87.38%
Commissions accrued as a result of creation and redemption activity	$66,510	$31,685
Percentage of commissions accrued as a result of creation and redemption activity	11.17%	12.62%

Portfolio Expenses. UNG's expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, registration fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that UNG pays to USCF is calculated as a percentage of the total net assets of UNG. The fee is accrued daily and paid monthly.

Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was lower during the three months ended June 30, 2020, compared to the three months ended June 30, 2019.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2020, compared to the three months ended June 30, 2019 was due primarily to an increase in total commissions accrued to brokers and expenses related to the registration or offering of additional shares.

The increase in total commissions accrued to brokers for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was due primarily to a higher number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2020, the simple average daily change in the Benchmark Futures Contract was (0.493)%, while the simple average daily change in the per share NAV of UNG over the same time period was (0.498)%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1)%. As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (8.769)%, meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to June 30, 2020, the simple average daily change in the Benchmark Futures Contract was (0.111)%, while the simple average daily change in the per share NAV of UNG over the same time period was (0.113)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1)%. As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.461)%, meaning that over this time period UNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2020. The second graph measures monthly changes since June 30, 2015 through June 30, 2020.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

UNG Monthly Total Return vs Monthly Benchmark Futures Contracts
(5 years ending June 30, 2020)*
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
UNG month return
NG Bench month return

An alternative tracking measurement of the return performance of UNG versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of UNG, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that UNG’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the six months ended June 30, 2020, the actual total return of UNG as measured by changes in its per share NAV was (39.38)%. This is based on an initial per share NAV of $16.91 as of December 31, 2019 and an ending per share NAV as of June 30, 2020 of $10.25. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $10.25 as of June 30, 2020, for a total return over the relevant time period of (39.38)%. The difference between the actual per share NAV total return of UNG of (39.38)% and the expected total return based on the Benchmark Futures Contract of (39.38)% was an error over the time period of 0%, which is to say that UNG’s actual total return tracked its benchmark. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2019, the actual total return of UNG as measured by changes in its per share NAV was (18.56)%. This was based on an initial per share NAV of $24.35 as of December 31, 2018 and an ending per share NAV as of June 30, 2019 of $19.83. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $19.73 as of June 30, 2019, for a total return over the relevant time period of (18.97)%. The difference between the actual per share NAV total return of UNG of (18.56)% and the expected total return based on the Benchmark Futures Contract of (18.97)% was an error over the time period of 0.41%, which is to say that UNG’s actual total return outperformed its benchmark by that percentage. UNG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UNG’s ability to accurately track Benchmark Futures Contract.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2020, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2020. Interest payments, and any other income, were retained within the portfolio and added to UNG's NAV. When this income exceeds the level of UNG's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by UNG may be higher than interest earned by UNG. As such, USCF anticipates that UNG could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2020, UNG did not hold any Other Natural Gas-Related Investments. UNG also held investments in Natural Gas Futures Contracts traded on the ICE Futures US whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized OTC swaps designed to track the settlement price of the Benchmark Futures Contract. UNG may invest in Other Natural Gas-Related Investments, such as OTC swaps, which have increased transaction-related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that UNG must pay to the swap counterparty certain fees that UNG does not have to pay for transactions executed on an exchange.

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

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between June 30, 2010 and June 30, 2020. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of natural gas futures contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within the relatively short period of time of less than one year. However, at the end of November 2014, global natural gas inventories grew rapidly after two years of mild winters and the market was primarily in contango, with occasional periods of backwardation, particularly in the severe winter months of 2018 and 2019, through June 30, 2020.

Periods of contango or backwardation do not materially impact UNG’s investment objective of having the daily percentage changes in its per share NAV track the daily percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both UNG’s shares and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods and, because of the seasonal nature of natural gas demand, both may occur within a single year’s time.]

Natural Gas Market. During the six months ended June 30, 2020, natural gas prices in the United States declined by 20.01%. Prices peaked in early January at $2.202 before falling to $1.482 by late June. Natural gas prices ended the quarter at $1.751. Prices have averaged about $2.66 over the last three years. During the first half of 2020, storage levels were persistently above and, at times, rising relative to prior year average and five-year average levels. By June 30, 2020, the amount of natural gas in storage was 3,077 billion cubic feet, 30% above 2019 levels and 18% above the five year average.

Mitigation measures taken in the United States to slow the spread of the COVID-19 pandemic led to a decline in natural gas consumption in the industrial sector and by other commercial users. The Energy Information Administration (EIA) estimates that natural gas demand will decline by 3% in 2020. Simultaneously, the EIA estimates that natural gas production will also decline by 3% in 2020. The fall in production is the result of reduced drilling activity and shut-ins of crude oil wells where natural gas is a byproduct.

While natural gas prices declined steadily during the first half of 2020, prices were not as impacted by the COVID-19 pandemic as other energy commodities. Lower prices were at least in part due to the ongoing surplus of natural gas in storage and lower demand resulting from warm weather in the United States. Additionally, crude oil and petroleum products are more sensitive to changes in commuter and air miles as well as manufacturing and industrial production, all of which dropped dramatically during first half of 2020.

The 30-day annualized volatility of natural gas prices rose notably from late February to late May of 2020 and averaged about 69% during the second quarter, considerably higher than five-year average volatility of approximately 44%. However, natural gas price volatility during 2020 to date was not dramatically higher than recent seasonal volatility peaks and was unusual only in that natural gas price volatility usually declines, rather than rises, in spring months. Natural gas price volatility in 2020 never reached the extreme level that occurred during the 2018-2019 winter. Likewise, natural gas price volatility remained well below the levels of volatility seen in crude oil markets. While some uncertainty in natural gas prices was likely a result of COVID-19 mitigation efforts, the effects from the COVID-19 pandemic were more muted as compared to the impact on crude oil markets.

The ongoing surge in COVID-19 cases in the United States may continue to add pressure to natural gas demand, and the full impact is indeterminate. The EIA expects natural gas inventories to hit a record seasonal high in October of 2020, another potential headwind for prices in the near-term. However, these headwinds could be outweighed by continued production declines over the next twelve months, which would be a bullish factor for natural gas prices. Ultimately, the COVID-19 pandemic is likely to continue impacting both demand and supply and the ultimate impact on natural gas prices remains uncertain at this time.

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

For the ten-year time period between June 30, 2010 and June 30, 2020, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large	US.	Global
	Cap US.	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Crude	Heating	Unleaded	Natural
Correlation Matrix 10 Years	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	(0.421)	0.966	0.459	0.360	0.538	0.212
US Gov't Bonds (BEUSG4 Index)		1.000	(0.401)	(0.353)	(0.370)	(0.314)	(0.088)
Global Equities (FTSE World Index)			1.000	0.488	0.407	0.554	0.200
Crude Oil				1.000	0.776	0.732	0.046
Heating Oil					1.000	0.661	0.078
Unleaded Gasoline						1.000	0.142
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2020, the movement of natural gas was neither strongly correlated nor inversely correlated with U.S. government bonds, crude oil, diesel-heating oil and unleaded gasoline. The movement of natural gas was somewhat correlated with large cap U.S.equities and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large	US.	Global
	Cap US.	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Crude	Heating	Unleaded	Natural
Correlation Matrix 1 Year	500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	(0.595)	0.993	0.509	0.316	0.778	0.375
US Gov't Bonds (BEUSG4 Index)		1.000	(0.637)	(0.458)	(0.547)	(0.557)	(0.185)
Global Equities (FTSE World Index)			1.000	0.558	0.396	0.810	0.369
Crude Oil				1.000	0.885	0.879	(0.062)
Heating Oil					1.000	0.691	(0.209)
Unleaded Gasoline						1.000	0.184
Natural Gas							1.000
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

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural GasRelated Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNG’s account at its custodian bank and in investments in Treasuries at its FCMs. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the six months ended June 30, 2020, UNG’s expenses exceed the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2020, UNG used other assets to pay expenses. To the extent expenses exceed income, UNG’s NAV will be negatively impacted.

USCF endeavors to have the value of UNG's Treasuries, cash and cash equivalents, whether held by UNG or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations for its investments in Natural Gas Interests. Commodity pools' trading positions in futures contracts or other related investments are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract's (or other commodity interest's) entire market value. While USCF has not and does not intend to leverage UNG's assets, it is not prohibited from doing so under the LP Agreement.

Although permitted to do so under its LP Agreement, UNG has not and does not intend to leverage its assets and makes its investments accordingly. Consistent with the foregoing, UNG's investments will take into account the need for UNG to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, UNG becoming leveraged. If market conditions require it, these risk reduction procedures may occur on short notice if they occur other than during a roll or rebalance period.

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, if  UNG is invested in OTC swaps, those OTC swaps have very limited liquidity since they are negotiated agreements that are not transferable by UNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. If UNG invests in OTC swaps in the future, such market conditions or contractual limits could prevent UNG from promptly liquidating its positions in Natural Gas Futures Contracts. During the six months ended June 30, 2020, UNG did not purchase or liquidate any of its positions while daily limits were in effect; however, UNG cannot predict whether such an event may occur in the future.

Since the initial offering of shares, UNG has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its shares subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business.

UNG may terminate at any time, regardless of whether UNG has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including the adjudication of incompetence, bankruptcy, dissolution, or removal of USCF as the general partner of UNG could cause UNG to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate UNG. UNG's termination would cause the liquidation and potential loss of an investor's investment. Termination could also negatively affect the overall maturity and timing of an investor's investment portfolio.

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

USCF attempts to manage the credit risk of UNG by following various trading limitations and policies. In particular, UNG generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Natural Gas Futures Contracts and Other Natural Gas-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of UNG to limit its credit exposure. An FCM, when acting on behalf of UNG in accepting orders to purchase or sell Natural Gas Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to UNG, all assets of UNG relating to domestic Natural Gas Futures Contracts trading. These FCMs are not allowed to commingle UNG’s assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account UNG’s assets related to foreign Natural Gas Futures Contracts trading and, in some cases, to cleared swaps executed through the FCMs. Similarly, under its current OTC agreements, UNG requires that collateral it posts or receives be posted with its custodian, and under agreements among the custodian, UNG and its counterparties, such collateral is segregated.

In the future, UNG may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of June 30, 2020, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $415,226,860 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNG's custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2020, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

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

USCF pays the fees of the Marketing Agent as well as BNY Mellon's fees for performing administrative, custodial, and transfer agency services. BNY Mellon's fees for performing administrative services include those in connection with the preparation of UNG’s condensed financial statements and it’s SEC, NFA and CFTC reports. USCF and UNG have also entered into a licensing agreement with the NYMEX pursuant to which UNG and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. UNG also pays the fees and expenses associated with its tax accounting and reporting requirements.

USCF paid BBH&Co.'s fees for performing administrative services, including those in connection with the preparation of UNG's condensed financial statements and its SEC, NFA and CFTC reports through May 31, 2020.

In addition to USCF’s management fee, UNG pays its brokerage fees (including fees to FCMs), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of UNG’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to FCMs are on a contract-by-contract, or round turn, basis. UNG also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of June 30, 2020, UNG's portfolio consisted of 21,895 Natural Gas Futures NG Contracts traded on the NYMEX. As of June 30, 2020, UNG did not hold any Natural Gas Futures Contracts traded on the ICE Futures. For a list of UNG's current holdings, please see UNG's website at www.uscfinvestments.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

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

During the six months reporting period ended June 30, 2020, UNG limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

USCF, as the general partner of UNG and the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Except as described herein, it is not currently party to any material legal proceedings.

USCF was named as a defendant in a purported stockholder class action on June 19, 2020 by Robert Lucas, individually and on behalf of others similarly situated, against defendants USCF, United States Oil Fund, LP (“USO”), John P. Love and Stuart P. Crumbaugh. The stockholder class action is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-04740.

The putative class action complaint alleges that beginning in March 2020, in connection with USO's registration and issuance of additional USO shares, defendants failed to disclose to investors certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. Plaintiff alleges that defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The complaint seeks to certify a class and award the class compensatory damages at an amount to be determined at trial. The defendants intend to vigorously contest such claims and move for their dismissal.

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

(c)

UNG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNG redeemed 105 baskets (comprising 10,500,000 shares) during the second quarter of the year ending December 31, 2020. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2020:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
4/1/20 to 4/30/20	1,500,000	$14.12
5/1/20 to 5/31/20	3,600,000	$13.06
6/1/20 to 6/30/20	5,400,000	$10.22
Total	10,500,000

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

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith

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

Date: August 7, 2020

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 7, 2020