Form 10-Q
period 2020-09-30
United States Natural Gas Fund, LP
filed 2020-11-06
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2020.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 27,184,588 outstanding shares as of November 2, 2020.

United States Natural Gas Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At September 30, 2020 (Unaudited) and December 31, 2019

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $281,249,136 and $375,588,135, respectively) (Notes 2 and 5)	$281,249,136	$375,588,135
Equity in trading accounts:
Cash and cash equivalents (at cost $61,501,809 and $83,410,316, respectively)	61,501,809	83,410,316
Unrealized gain (loss) on open commodity futures contracts	(18,653,136)	(20,768,690)
Receivable for shares sold	3,453,318	6,765,424
Dividends receivable	3,392	140,270
Interest receivable	5,272	5,227
Prepaid insurance*	27,403	7,569
Prepaid registration fees	186,090	467,490
ETF transaction fees receivable	—	1,000

Total Assets	$327,773,284	$445,616,741

Liabilities and Partners’ Capital
Payable for shares redeemed	$10,353,743	$—
General Partner management fees payable (Note 3)	165,013	207,145
Professional fees payable	556,366	786,718
Brokerage commissions payable	160,277	36,300
Directors’ fees payable*	4,959	10,691
License fees payable	9,796	2,633

Total Liabilities	11,250,154	1,043,487

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	316,523,130	444,573,254
Total Partners’ Capital	316,523,130	444,573,254

Total Liabilities and Partners’ Capital	$327,773,284	$445,616,741

Limited Partners’ shares outstanding	27,884,588	26,284,588
Net asset value per share	$11.35	$16.91
Market value per share	$11.41	$16.86

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2020

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
	Notional	Number of	Commodity	% of Partners'
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts – Long
United States Contracts
NYMEX Natural Gas NG November 2020 contracts, expiring October 2020*	$335,185,156	12,526	$(18,653,136)	(5.89)

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio,0.01%#	$1,103,000	$1,103,000	0.35
Goldman Sachs Financial Square Funds - Government Fund - Class FS, 0.00%#	10,022,000	10,022,000	3.17
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.03%#	10,018,000	10,018,000	3.16
Total United States Money Market Funds		$21,143,000	6.68

#     Reflects the 7-day yield at September 30, 2020.

*     Collateral amounted to $61,501,809 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$74,366,067	$46,921,535	$(152,858,513)	$(57,790,242)
Change in unrealized gain (loss) on open commodity futures contracts	(20,009,146)	(31,565,385)	2,115,554	30,374,062
Realized gain (loss) on short investments	—	—	—	93
Dividend income	58,452	220,411	831,631	369,525
Interest income*	125,322	1,473,249	1,805,898	4,694,763
ETF transaction fees	32,000	23,000	118,070	80,000
Total Income (Loss)	$54,572,695	$17,072,810	$(147,987,360)	$(22,271,799)

Expenses
General Partner management fees (Note 3)	$551,554	$459,462	$1,820,959	$1,304,670
Professional fees	162,876	161,187	514,887	641,209
Brokerage commissions	369,980	290,231	1,538,224	812,893
Directors’ fees and insurance	19,075	18,785	63,273	49,368
License fees	13,789	11,487	45,524	32,617
Registration fees	101,400	34,621	281,400	75,440
Total Expenses	$1,218,674	$975,773	$4,264,267	$2,916,197
Net Income (Loss)	$53,354,021	$16,097,037	$(152,251,627)	$(25,187,996)
Net Income (Loss) per limited partner share	$1.10	$0.10	$(5.56)	$(4.42)
Net Income (Loss) per weighted average limited partner share	$1.73	$1.06	$(4.77)	$(1.90)
Weighted average limited partner shares outstanding	30,816,110	15,161,762	31,924,734	13,234,039

*     Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statement in Changes in Partners’ Capital (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Limited Partners*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Balances at beginning of period	$383,377,266	$324,941,153	$444,573,254	$248,014,523
Addition of 8,000,000, 4,600,000, 46,600,000 and 24,000,000 partnership shares, respectively	93,213,810	87,413,405	598,855,602	533,947,245
Redemption of (17,500,000), (8,100,000), (45,000,000) and (21,300,000) partnership shares, respectively	(213,421,967)	(171,619,885)	(574,654,099)	(499,942,062)
Net income (loss)	53,354,021	16,097,037	(152,251,627)	(25,187,996)

Balances at end of period	$316,523,130	$256,831,710	$316,523,130	$256,831,710

*     General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2020 and 2019

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(152,251,627)	$(25,187,996)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(2,115,554)	(30,374,062)
(Increase) decrease in dividends receivable	136,878	8,143
(Increase) decrease in interest receivable	(45)	1,841
(Increase) decrease in prepaid insurance*	(19,834)	(7,104)
(Increase) decrease in prepaid registration fees	281,400	(461,476)
(Increase) decrease in ETF transaction fees receivable	1,000	1,000
Increase (decrease) in General Partner management fees payable	(42,132)	(29,620)
Increase (decrease) in professional fees payable	(230,352)	(237,165)
Increase (decrease) in brokerage commissions payable	123,977	—
Increase (decrease) in directors’ fees payable*	(5,732)	(344)
Increase (decrease) in license fees payable	7,163	(3,480)
Net cash provided by (used in) operating activities	(154,114,858)	(56,290,263)

Cash Flows from Financing Activities:
Addition of partnership shares	602,167,708	533,947,245
Redemption of partnership shares	(564,300,356)	(543,775,338)
Net cash provided by (used in) financing activities	37,867,352	(9,828,093)

Net Increase (Decrease) in Cash and Cash Equivalents	(116,247,506)	(66,118,356)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	458,998,451	359,791,174
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$342,750,945	$293,672,818

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$281,249,136	$234,515,131
Equity in Trading Accounts:
Cash and cash equivalents	61,501,809	59,157,687
Total Cash, Cash Equivalents and Equity in Trading Accounts	$342,750,945	$293,672,818

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to the Condensed Financial Statements

For the period ended September 30, 2020 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of UNG, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts (as defined below) and Other Natural Gas-Related Investments (as defined below). The net assets of UNG consist primarily of investments in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, diesel-heating oil, gasoline and other petroleum-based fuels and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments including those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q. As of September 30, 2020, UNG held 12,526 NG Futures November 2020 Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on the ICE Futures US.

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

In April 2007, UNG initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UNG established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,001,000. UNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of September 30, 2020, UNG had registered a total of 2,280,000 shares.

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

In accordance with U.S. GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2020.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2020.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2020 and 2019, UNG incurred $281,400 and $75,440, respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2020 are estimated to be a total of $80,000 for UNG and, in the aggregate for UNG and the Related Public Funds, $574,000.

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNG and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2020 and 2019, UNG incurred $45,524 and $32,617, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs are estimated to be $700,000 for the year ending December 31, 2020. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Brown Brothers Harriman and Co. (“BBH&Co.”) previously served as the Administrator, Custodian, Transfer Agent and Fund Accounting Agent for UNG and the Related Public Funds prior to BNY Mellon commencing such services on April 1, 2020. Certain fund accounting and fund administration services rendered by BBH&Co. to UNG and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

Brokerage and Futures Commission Merchant Agreements

UNG entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as UNG’s FCM effective October 10, 2013. In addition, UNG entered into a Commodity Futures Customer Agreement dated as of May 28, 2020 with RCG Division of Marex Spectron (“RCG”) and a Customer Agreement with ED & F Man Capital Markets Inc. (“MCM”) on June 5, 2020, pursuant to which RCG and MCM each act as an FCM for UNG. The agreements with UNG’s FCMs require the FCMs to provide services to UNG in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through the applicable FCM for UNG’s account. In accordance with the FCM agreements, UNG pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNG also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2020	2019
Total commissions accrued to brokers	$1,538,224	$812,893
Total commissions as annualized percentage of average total net assets	0.51%	0.37%
Commissions accrued as a result of rebalancing	$1,370,685	$691,311
Percentage of commissions accrued as a result of rebalancing	89.11%	85.04%
Commissions accrued as a result of creation and redemption activity	$167,539	$121,582
Percentage of commissions accrued as a result of creation and redemption activity	10.89%	14.96%

The increase in total commissions accrued to brokers for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was due primarily to a higher number of natural gas futures contracts being held and traded .

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

UNG may enter into futures contracts, options on futures contracts, cleared swaps, and OTC-swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties. OTC swaps are entered into between two parties in private contracts. In an OTC swap, each party bears credit risk to the other party, i.e., the risk that the other party may not be able to perform its obligations under the OTC swap.

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

All of the futures contracts held by UNG through September 30, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

A novel strain of coronavirus (COVID-19) outbreak was declared a pandemic by the World Health Organization on March 11, 2020. The situation is evolving with various cities and countries around the world responding in different ways to address the outbreak. There are direct and indirect economic effects developing for various industries and individual companies throughout the world. Management will continue to monitor the impact COVID-19 has on the Fund and reflect the consequences as appropriate in the Fund’s accounting and financial reporting. The recent pandemic spread of the novel coronavirus and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on the Fund and its investments.

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

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2020 and December 31, 2019, UNG held investments in money market funds in the amounts of $21,143,000 and $160,000,000, respectively. UNG also holds cash deposits with its custodian. As of September 30, 2020 and December 31, 2019, UNG held cash deposits and investments in Treasuries in the amounts of $321,607,945 and $298,998,451, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2020 and 2019 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$10.25	$19.83	$16.91	$24.35
Total income (loss)	1.14	0.16	(5.43)	(4.20)
Total expenses	(0.04)	(0.06)	(0.13)	(0.22)
Net increase (decrease) in net asset value	1.10	0.10	(5.56)	(4.42)
Net asset value, end of period	$11.35	$19.93	$11.35	$19.93

Total Return	10.73%	0.50%	(32.88)%	(18.15)%

Ratios to Average Net Assets
Total income (loss)	14.92%	5.62%	(36.50)%	(7.66)%
Management fees*	0.60%	0.60%	0.60%	0.60%
Expenses excluding management fees*	0.73%	0.67%	0.81%	0.74%
Net income (loss)	14.59%	5.30%	(37.56)%	(8.66)%
*	Annualized.

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

The following table summarizes the valuation of UNG’s securities at September 30, 2020 using the fair value hierarchy:

At September 30, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$21,143,000	$21,143,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(18,653,136)	(18,653,136)	—	—

The following table summarizes the valuation of UNG’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$418,959,876	$418,959,876	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(20,768,690)	(20,768,690)	—	—

Effective January 1, 2009, UNG adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	September 30,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2020	2019
Futures - Commodity Contracts	Assets	$(18,653,136)	$(20,768,690)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2020		September 30, 2019
			Change in		Change in
		Realized gain	Unrealized Gain	Realized Gain	Unrealized Gain
		(Loss) on	(Loss) on	(Loss) in	(Loss) on
	Location of Gain (Loss) on	Derivatives	Derivatives	Derivatives	Derivatives
Derivatives not Accounted for	Derivatives Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
as Hedging Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(152,858,513)	$—	$(57,790,242)

	Change in unrealized gain (loss) on open positions		$2,115,554		$30,374,062

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause UNG’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. UNG believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; significant market volatility in the crude oil markets and futures markets attributable to the COVID-19 pandemic, disputes among oil-producing countries over the potential limits on the production of crude oil, a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil.; uncertainties associated with the impact from the coronavirus (COVID-19) pandemic, including: its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak, the effect of the COVID-19 pandemic on UNG’s business prospects, including its ability to achieve its objectives, and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. Forward-looking statements, which involve assumptions and describe UNG’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and UNG cannot assure investors that the projections included in these forward-looking statements will come to pass. UNG’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net futures contracts back to the accountability level. As of September 30, 2020, UNG held 12,526 NYMEX Natural Gas Futures NG contracts and did not hold any Natural Gas Futures Contracts traded on the ICE Futures US. UNG exceeded accountability levels of the NYMEX during the nine months ended September 30, 2020, when it held a maximum of 24,219 Natural Gas Futures NG Contracts. UNG did not exceed accountability levels of ICE Futures during the nine months ended September 30, 2020. No action was taken by the NYMEX and UNG did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the nine months ended September 30, 2020, UNG did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Money Market Funds

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, as amended (“1940 Act”) which became effective in 2016, to reform money market funds (“MMFs”). While the rule applies only to MMFs, it may indirectly affect institutional investors such as UNG. A portion of UNG’s assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. UNG does not hold any non-government MMFs and does not anticipate investing in any non-government MMFs. However, if UNG invests in other types of MMFs besides government MMFs in the future, UNG could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

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

Price Movements

Natural gas futures prices were volatile during the nine months ended September 30, 2020. The price of the Benchmark Futures Contract started the period at $2.189 per million British thermal shares (“MMBtu”). The high of the period was on September 24, 2020 when the price reached $2.899 per MMBtu. The low of the period was on June 26, 2020 when the price dropped to $1.544 per MMBtu. The period ended with the Benchmark Futures Contract at $2.527 per MMBtu, an increase of approximately 15.44% over the period. UNG’s per share NAV began the period at $16.91 and ended the period at $11.35 on September 30, 2020, a decrease of approximately (32.88)% over the period. The Benchmark Futures Contract prices listed above began with the February contracts and ended with the November contracts. The increase of approximately 15.44% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG’s Benchmark.”

During the nine months ended September 30, 2020, the natural gas futures market experienced states of both contango and backwardation. When the market is in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

As of September 30, 2020. UNG had issued 2,127,000,000 shares, 27,884,588 of which were outstanding. As of September 30, 2020, there were 153,000,000 shares registered but not yet issued. UNG has registered 2,280,000,000 shares since inception.

More shares may have been issued by UNG than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act,shares that have been redeemed by UNG cannot be resold by UNG. As a result, UNG contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of September 30, 2020, UNG had the following Authorized Participants: ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Nine months	Nine months
	ended	ended
	September 30, 2020	September 30, 2019
Average daily total net assets	$405,396,008	$290,723,232
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,637,529	$5,064,288
Annualized yield based on average daily total net assets	0.87%	2.33%
Management fee	$1,820,959	$1,304,670
Total fees and other expenses excluding management fees	$2,443,308	$1,611,527
Fees and expenses related the registration or offering of additional shares	$281,400	$75,440
Total commissions accrued to brokers	$1,538,224	$812,893
Total commissions as annualized percentage of average total net assets	0.51%	0.37%
Commissions accrued as a result of rebalancing	$1,370,685	$691,311
Percentage of commissions accrued as a result of rebalancing	89.11%	85.04%
Commissions accrued as a result of creation and redemption activity	$167,539	$121,582
Percentage of commissions accrued as a result of creation and redemption activity	10.89%	14.96%

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

Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was lower during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019 was due primarily to an increase in total commissions accrued to brokers and expenses related to the registration or offering of additional shares.

The increase in total commissions accrued to brokers for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was due primarily to a higher number of Natural Gas Futures Contracts being held and traded.

For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Three months ended	Three months ended
	September 30, 2020	September 30, 2019
Average daily total net assets	$365,704,039	$303,810,973
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$183,774	$1,693,660
Annualized yield based on average daily total net assets	0.20%	2.21%
Management fee	$551,554	$459,462
Total fees and other expenses excluding management fees	$667,120	$516,311
Fees and expenses related the registration or offering of additional shares	$101,400	$34,621
Total commissions accrued to brokers	$369,980	$290,231
Total commissions as annualized percentage of average total net assets	0.40%	0.38%
Commissions accrued as a result of rebalancing	$329,683	$254,681
Percentage of commissions accrued as a result of rebalancing	89.11%	87.75%
Commissions accrued as a result of creation and redemption activity	$40,297	$35,550
Percentage of commissions accrued as a result of creation and redemption activity	10.89%	12.25%

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

Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was lower during the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2020, compared to the three months ended September 30, 2019 was due primarily to an increase in total commissions accrued to brokers and expenses related to the registration or offering of additional shares.

The increase in total commissions accrued to brokers for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was due primarily to a higher number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended September 30, 2020, the average daily change in the Benchmark Futures Contract was (0.561)%, while the average daily change in the per share NAV of UNG over the same time period was (0.572)%. The average daily difference was (0.011)% (or (1.1) basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period UNG’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily change in Benchmark Futures Contract for the same period was 2.087%. This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well UNG tracks its benchmark.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to September 30, 2020, the average daily change in the Benchmark Futures Contract was (0.104)%, while the average daily change in the per share NAV of UNG over the same time period was (0.106)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period UNG’s NAV performed was within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily change in Benchmark Futures Contract for the same period was (0.439%). This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well UNG tracks its benchmark.

The following two graphs demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended September 30, 2020. The second graph measures monthly changes since September 30, 2015 through September 30, 2020.

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

For the nine months ended September 30, 2020, the actual total return of UNG as measured by changes in its per share NAV was (32.88)%. This is based on an initial per share NAV of $16.91 as of December 31, 2019 and an ending per share NAV as of September 30, 2020 of $11.35. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $11.40 as of September 30, 2020, for a total return over the relevant time period of (32.58)%. The difference between the actual per share NAV total return of UNG of (32.88)% and the expected total return based on the Benchmark Futures Contract of (32.58)% was a difference over the time period of (0.30)%, which is to say that UNG’s actual total return underperformed its benchmark by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the nine months ended September 30, 2019, the actual total return of UNG as measured by changes in its per share NAV was (18.15)%. This was based on an initial per share NAV of $24.35 as of December 31, 2018 and an ending per share NAV as of September 30, 2019 of $19.93. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $19.79 as of September 30, 2019, for a total return over the relevant time period of (18.73)%. The difference between the actual per share NAV total return of UNG of (18.15)% and the expected total return based on the Benchmark Futures Contract of (18.73)% was a difference over the time period of 0.58%, which is to say that UNG’s actual total return outperformed its benchmark by that percentage. UNG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UNG’s ability to accurately track Benchmark Futures Contract.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2020, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2020. Interest payments, and any other income, were retained within the portfolio and added to UNG's NAV. When this income exceeds the level of UNG's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by UNG may be higher than interest earned by UNG. As such, USCF anticipates that UNG could possibly underperform its benchmark so long as interest earned is lower than the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2020, UNG did not hold any Other Natural Gas-Related Investments. UNG also held investments in Natural Gas Futures Contracts traded on the ICE Futures US whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized OTC swaps designed to track the settlement price of the Benchmark Futures Contract. UNG may invest in Other Natural Gas-Related Investments, such as OTC swaps, which have increased transaction-related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that UNG must pay to the swap counterparty certain fees that UNG does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Near Month Price (NG1) minus One-Year Forward Price (NG13)
(10 years ending 9/30/2020)*
Backwardation Market
Contango Market
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
-$1.00
-$2.00
-$3.00
-$4.00
-$5.00
Sep-10
Sep-11
Sep-12
Sep-13
Sep-14
Sep-15
Sep-16
Sep-17
Sep-18
Sep-19
Sep-20

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between September 30, 2010 and September 30, 2020. Investors will note that the natural gas market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Near Month Price (NG1) vs One-Year Forward Price (NG13)
(10 years ending 9/30/2020)*
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
Sep-10
Sep-11
Sep-12
Sep-13
Sep-14
Sep-15
Sep-16
Sep-17
Sep-18
Sep-19
Sep-20
Near Month
13th Month

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of natural gas futures contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within the relatively short period of time of less than one year. However, the natural gas market has primarily been in a state of contango since late 2014.

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

Natural Gas Market. During the nine months ended September 30, 2020, natural gas prices in the United States increased by 15.44%.

Prices rose from $1.482 in late June to a high of $2.657 in August. Natural gas prices ended the third quarter of 2020 at $2.527. Prices have averaged about $2.63 over the last three years. During the first half of 2020, storage levels were persistently above and, at times, rising relative to prior year average and five-year average levels. By September 30, 2020, the amount of natural gas in storage was 3.756 billion cubic feet, about 10% above 2019 levels.

Mitigation measures taken in the United States to slow the spread of the COVID-19 pandemic led to a decline in natural gas consumption in the industrial sector and by other commercial users. Simultaneously, natural gas production fell as a result of reduced drilling activity and shut-ins of crude oilwells where natural gas is a byproduct.

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

The increasing number of COVID-19 cases in the United States may continue to add pressure to natural gas demand, and the full impact is indeterminate. However, demand declines could be outweighed by continued production declines over the next twelve months, which would be a bullish factor for natural gas prices. Ultimately, the COVID-19 pandemic is likely to continue impacting both demand and supply and the ultimate impact on natural gas prices remains uncertain at this time.

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

For the ten-year time period between September 30, 2010 and September 30, 2020, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

			Global
		US Gov’t	Equities
	Large Cap	Bonds	(FTSE
	US Equities	(BEUSG4	World	Crude	Heating	Unleaded	Natural
Correlation Matrix 10 Years	(S&P 600)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	(0.419)	0.965	0.450	0.337	0.531	0.225
US Gov't Bonds (BEUSG4 Index)		1.000	(0.407)	(0.350)	(0.365)	0.309	(0.078)
Global Equities (FTSE World Index)			1.000	0.484	0.391	0.555	0.211
Crude Oil				1.000	0.770	0.732	0.042
Heating Oil					1.000	0.665	0.051
Unleaded Gasoline						1.000	0.132
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended September 30, 2020, the movement of natural gas was neither strongly correlated nor inversely correlated with crude oil, diesel-heating oil and unleaded gasoline. The movement of natural gas was somewhat correlated with large cap U.S. equities and global equities and somewhat negatively correlated with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

			Global
		US Gov’t	Equities
	Large Cap	Bonds	(FTSE
	US Equities	(BEUSG4	World	Crude	Heating	Unleaded	Natural
Correlation Matrix 1 Year	(S&P 500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	(0.680)	0.991	0.490	0.278	0.743	0.465
US Gov't Bonds (BEUSG4 Index)		1.000	(0.732)	(0.501)	(0.595)	(0.582)	(0.386)
Global Equities (FTSE World Index)			1.000	0.544	0.377	0.787	0.442
Crude Oil				1.000	0.840	0.878	(0.003)
Heating Oil					1.000	0.696	(0.113)
Unleaded Gasoline						1.000	0.173
Natural Gas							1.000
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

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural GasRelated Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets is held in UNG’s account at its custodian bank and in investments in money market funds and Treasuries at its FCMs. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the nine months ended September 30, 2020, UNG’s expenses exceeded the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2020, UNG used other assets to pay expenses. To the extent expenses exceed income, UNG’s NAV will be negatively impacted.

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

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, if  UNG is invested in OTC swaps, those OTC swaps have very limited liquidity since they are negotiated agreements that are not transferable by UNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. If UNG invests in OTC swaps in the future, such market conditions or contractual limits could prevent UNG from promptly liquidating its positions in Natural Gas Futures Contracts. [During the nine months ended September 30, 2020, UNG did not purchase or liquidate any of its positions while daily limits were in effect; however, UNG cannot predict whether such an event may occur in the future.

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

As of September 30, 2020, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $342,750,945 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNG's custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2020, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

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

As of September 30, 2020, UNG's portfolio consisted of 12,526 Natural Gas Futures NG Contracts traded on the NYMEX. As of September 30, 2020, UNG did not hold any Natural Gas Futures Contracts traded on the ICE Futures. For a list of UNG's current holdings, please see UNG's website at www.uscfinvestments.com.

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

During the nine months reporting period ended September 30, 2020, UNG limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, UNG may be involved in legal proceedings arising primarily from the ordinary course of its business. UNG is not currently party to any material legal proceedings. In addition, USCF, as the general partner of UNG and the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, USCF is not currently party to any material legal proceedings.

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO’s disclosures in late April and early May regarding constraints imposed on USO’s ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

On August 19, 2020, USCF, USO, and John Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice states that the CFTC staff has made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the Commodity Exchange Act, 7 U.S.C. §§ 6o(1)(A), (B), 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019), in each case with respect to its disclosures and USO’s actions.

A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. USCF, USO, and Mr. Love maintain that USO’s disclosures and their actions were appropriate. They intend to vigorously contest the allegations made by the SEC staff in the SEC Wells Notice and the CFTC staff in the CFTC Wells Notice.

In re: United States Oil Fund, LP Securities Litigation

On June 19, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported shareholder Robert Lucas, on behalf of all persons who purchased USO securities during the period from March 19, 2020 to April 28, 2020, asserting claims under the Securities Exchange Act of 1934 (the “Lucas Class Action”).  On July 31, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported stockholder Moshe Ephrati, on behalf of all persons and entities who purchased or otherwise acquired USO securities during the period from March 19, 2020 to April 28, 2020 (the “Ephrati Class Action”). On August 13, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported stockholder Danny Palacios, on behalf of all persons who purchased USO securities during the period from February 25, 2020 to April 28, 2020 (the “Palacios Class Action”).

The Lucas, Ephrati, and Palacios Class Action complaints each challenged disclosures in a March 19, 2020 registration statement as well as subsequent public statements.  The Palacios Class Action complaint also challenged disclosures in a February 25, 2020 prospectus and related registration statement. The Lucas, Ephrati, and Palacios Class Action complaints each alleged that the defendants failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. Plaintiffs alleged that USCF, USO, and the other defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The Lucas, Ephrati, and Palacios Class Action complaints each sought to certify a class and award the class compensatory damages at an amount to be determined at trial.

On August 18, 2020, pursuant to the Private Securities Litigation Reform Act (“PSLRA”), 15 U.S.C. § 78u-4, motions were filed seeking to consolidate the Lucas, Ephrati, and Palacios Class Actions, appoint a lead plaintiff, and approve selection of lead counsel.

On September 16, 2020, the U.S. District Court for the Southern District of New York entered an order that consolidated the Class Actions under the caption In re: United States Oil Fund, LP Securities Litigation, No. 20-cv-4740 (PGG), appointed Nutit, A.S. as lead plaintiff, and approved lead counsel.  The order also set a schedule for filing any amended or consolidated complaint and briefing on defendants’ anticipated motion(s) to dismiss, which contemplates that briefing will be completed on or before April 15, 2021. Any other related securities class actions filed in, or transferred to, the U.S. District Court for the Southern District of New York, in the future also will be consolidated into In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re: United States Oil Fund, LP Securities Litigation and move for their dismissal.

Wang Class Action

On July 10, 2020, purported shareholder Momo Wang filed a putative class action complaint, individually and on behalf of others similarly situated, against defendants USO, USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F. Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes, III, ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC, asserting claims under the Securities Act of 1933 (the “Wang Class Action”).

The Wang Class Action asserted federal securities claims under the Securities Act of 1933, challenging disclosures in a March 19, 2020 registration statement.  It alleged that defendants in the Wang Class Action failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The putative stockholder class action was pending in the U.S. District Court for the Northern District of California as Case No. 3:20-cv-4596 but was voluntarily dismissed on August 4, 2020.

Mehan Action

On August 10, 2020, ,  purported shareholder Darshan Mehan filed a complaint derivatively on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes, III (the “Mehan Action”).  The action is pending in the Superior Court of the State of California for the County of Alameda as Case No. RG20070732.

The Mehan Action alleges that the defendants breached their fiduciary duties to USO and failed to act in good faith in connection with a March 19, 2020 registration statement and offering and disclosures regarding certain extraordinary market conditions that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs.

USCF, USO, and the other defendants intend to vigorously contest such claims and move for their dismissal.

In re United States Oil Fund, LP Derivative Litigation

On August 27, 2020, purported shareholders Michael Cantrell and AML Pharm. Inc. DBA Golden International filed two separate actions derivatively on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Andrew F Ngim, Gordon L. Ellis, Malcolm R. Fobes, III, Nicholas D. Gerber, Robert L. Nguyen, and Peter M. Robinson. The Cantrell complaint is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06974 (the “Cantrell Action”). The AML complaint is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06981 (the “AML Action”).

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a) and 21D of the Exchange Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and alleged performance, and defendants’ alleged actions in respect thereof, in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

On September 9, 2020, pursuant to a joint stipulation, the Court entered an order consolidating the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, No. 1:20-cv-06974 (PGG), appointing co-lead counsel, and ordering the parties to meet and confer regarding a proposed schedule and a stay of the consolidated action pending resolution of any forthcoming motions to dismiss the related In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation and move for their dismissal.

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

(c)

UNG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNG redeemed 175 baskets (comprising 17,500,000 shares) during the third quarter of the year ending December 31, 2020. The following table summarizes the redemptions by Authorized Participants during the nine months ended September 30, 2020:

Issuer Purchases of Equity Securities

	Total
	Number of	Average Price
	Shares	Per
Period	Redeemed	Share
7/1/20 to 7/31/20	5,000,000	$10.23
8/1/20 to 8/31/20	8,700,000	$13.33
9/1/20 to 9/30/20	3,800,000	$12.52
Total	17,500,000

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

Date: November 6, 2020

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 6, 2020