Form 10-Q
period 2021-03-31
United States Natural Gas Fund, LP
filed 2021-05-07
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2021.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	⌧

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes  ⌧ No

The registrant had 25,684,588 outstanding shares as of April 26, 2021.

United States Natural Gas Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At March 31, 2021 (Unaudited) and December 31, 2020

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $249,255,606 and $342,942,967, respectively) (Notes 2 and 5)	$249,255,606	$342,942,967
Equity in trading accounts:
Cash and cash equivalents (at cost $18,801,522 and $97,539,600, respectively)	18,801,522	97,539,600
Unrealized gain (loss) on open commodity futures contracts	6,326,190	(14,454,899)
Dividends receivable	4,644	186
Interest receivable	374	14,186
Prepaid insurance*	57,603	13,584
Prepaid registration fees	22,290	103,290
ETF transaction fees receivable	—	1,000

Total Assets	$274,468,229	$426,159,914

Liabilities and Partners’ Capital
Payable for shares redeemed	$—	$10,526,931
General Partner management fees payable (Note 3)	150,051	212,102
Professional fees payable	415,282	664,001
Brokerage commissions payable	140,806	143,993
Directors’ fees payable*	4,929	5,567
License fees payable	8,281	10,813

Total Liabilities	719,349	11,563,407

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	273,748,880	414,596,507
Total Partners’ Capital	273,748,880	414,596,507

Total Liabilities and Partners’ Capital	$274,468,229	$426,159,914

Limited Partners’ shares outstanding	28,484,588	45,084,588
Net asset value per share	$9.61	$9.20
Market value per share	$9.58	$9.20

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2021

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
	Notional	Number of	Commodity	% of Partners'
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts – Long
United States Contracts
NYMEX Natural Gas NG May 2021 contracts, expiring April 2021*	$267,435,570	10,497	$6,326,190	2.31

	Shares/Principal	Market	% of Partners'
	Amount	Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.04%, 5/06/2021	$50,000,000	$49,998,077	18.26
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.04%#	1,103,000	1,103,000	0.40
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 0.03%#	172,900,000	172,900,000	63.16
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	20,040,000	20,040,000	7.32
Total United States Money Market Funds		194,043,000	70.88
Total Cash Equivalents		$244,041,077	89.14

#     Reflects the 7-day yield at March 31, 2021.

*     Collateral amounted to $18,801,522 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$8,956,980	$(124,698,620)
Change in unrealized gain (loss) on open commodity futures contracts	20,781,089	(8,450,660)
Dividend income	8,170	669,061
Interest income*	21,859	1,077,531
ETF transaction fees	40,000	44,000
Total Income (Loss)	$29,808,098	$(131,358,688)

Expenses
General Partner management fees (Note 3)	$520,978	$688,156
Professional fees	125,074	159,436
Brokerage commissions	257,862	572,700
Directors’ fees and insurance	18,891	24,503
License fees	13,024	17,204
Registration fees	81,000	68,250
Total Expenses	$1,016,829	$1,530,249
Net Income (Loss)	$28,791,269	$(132,888,937)
Net Income (Loss) per limited partner share	$0.41	$(4.48)
Net Income (Loss) per weighted average limited partner share	$0.82	$(4.20)
Weighted average limited partner shares outstanding	35,046,810	31,657,115

*     Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2021 and 2020

	Limited Partners*
	Three months	Three months
	ended	ended
	March 31, 2021	March 31, 2020

Balances at beginning of period	$414,596,507	$444,573,254
Addition of 7,000,000 and 17,100,000 partnership shares, respectively	67,579,718	254,737,351
Redemption of (23,600,000) and (17,000,000) partnership shares, respectively	(237,218,614)	(238,506,716)
Net income (loss)	28,791,269	(132,888,937)

Balances at end of period	$273,748,880	$327,914,952

*     General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$28,791,269	$(132,888,937)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(20,781,089)	8,450,660
(Increase) decrease in dividends receivable	(4,458)	37,980
(Increase) decrease in interest receivable	13,812	5,227
(Increase) decrease in prepaid insurance*	(44,019)	(47,320)
(Increase) decrease in prepaid registration fees	81,000	68,250
(Increase) decrease in ETF transaction fees receivable	1,000	1,000
Increase (decrease) in General Partner management fees payable	(62,051)	(13,746)
Increase (decrease) in professional fees payable	(248,719)	(348,841)
Increase (decrease) in brokerage commissions payable	(3,187)	6,000
Increase (decrease) in directors’ fees payable*	(638)	3,326
Increase (decrease) in license fees payable	(2,532)	3,599
Net cash provided by (used in) operating activities	7,740,388	(124,722,802)

Cash Flows from Financing Activities:
Addition of partnership shares	67,579,718	261,502,775
Redemption of partnership shares	(247,745,545)	(238,506,716)
Net cash provided by (used in) financing activities	(180,165,827)	22,996,059

Net Increase (Decrease) in Cash and Cash Equivalents	(172,425,439)	(101,726,743)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	440,482,567	458,998,451
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$268,057,128	$357,271,708

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$249,255,606	$283,950,682
Equity in Trading Accounts:
Cash and cash equivalents	18,801,522	73,321,026
Total Cash, Cash Equivalents and Equity in Trading Accounts	$268,057,128	$357,271,708

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2021 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Natural Gas Fund, LP (“UNG”) was organized as a limited partnership under the laws of the state of Delaware on September 11, 2006. UNG is a commodity pool that issues limited partnership interests (“shares”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). Prior to November 25, 2008, UNG’s shares traded on the American Stock Exchange (the “AMEX”). UNG will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fifth Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (the “LP Agreement"), which grants full management and control to its general partner, United States Commodity Funds LLC ("USCF").

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

UNG seeks to achieve its investment objective by investing primarily in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, "ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter “ or ”OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments include those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in the notes to the financial statements. As of March 31, 2021, UNG held 10,497 UNG Futures May 2021 Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on the ICE Futures US.

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

Investors should be aware that UNG's investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas, nor is UNG's investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in UNG's shares during the past year relative to a hypothetical direct investment in natural gas and, in the future, it is likely that the relationship between the market price of UNG's shares and changes in the spot prices of natural gas will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing natural gas, which could be substantial.)

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

USCF is also the sponsor of the United States Commodity Index Funds Trust ("USCIFT"), a Delaware statutory trust and each of its series: the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the USCF Crescent Crypto Index Fund (“XBET"). USCI and CPER listed their shares on the NYSE Arca under the ticker symbols "USCI" on August 10, 2010 and "CPER" on November 15, 2011, respectively. A registration statement that had been previously filed for XBET was withdrawn on June 25, 2020.

BNO, UGA, UNG, UNL, USL, USO, USCI and CPER are referred to collectively herein as the “Related Public Funds.”

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

In April 2007, UNG initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UNG established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,001,000. UNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of March 31, 2021, UNG had registered a total of 2,280,000,000 shares.

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

In accordance with U.S. GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2021.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2021.

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

The audited financial information and pro forma financial information, as well as the historical financial information as of and for the year ended December 31, 2018, was derived from UNG's historical financial statements. The financial statements in this quarterly report on Form 10-Q are presented in accordance with Accounting Standards Codification 260 for purposes of presenting the 1-for-4 reverse split on historical basis for all periods reported.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2021 and 2020, UNG incurred $81,000 and $68,250 respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2021 are estimated to be a total of $78,000 for UNG and, in the aggregate for UNG and the Related Public Funds, $1,223,400.

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNG and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2021 and 2020, UNG incurred $13,024 and $17,204, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs are estimated to be $750,000 for the year ending December 31, 2021. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Brokerage and Futures Commission Merchant Agreements

UNG entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as UNG’s FCM effective October 10, 2013. UNG has engaged each of RCG Division of Marex Spectron (“RCG "), E D & F Man Capital Markets Inc. (“MCM”) and Macquarie Futures USA LLC ("MFUSA") to serve as an additional FCM to UNG effective on May 28, 2020, June 5, 2020, and December 3, 2020, respectively. The agreements with UNG’s FCMs require the FCMs to provide services to UNG in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through the applicable FCM for UNG’s account. In accordance with the FCM agreements, UNG pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNG also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Three months	Three months
	ended	ended
	March 31, 2021	March 31, 2020
Total commissions accrued to brokers	$257,862	$572,700
Total commissions as annualized percentage of average total net assets	0.30%	0.50%
Commissions accrued as a result of rebalancing	$225,188	$496,696
Percentage of commissions accrued as a result of rebalancing	87.33%	86.73%
Commissions accrued as a result of creation and redemption activity	$32,674	$76,004
Percentage of commissions accrued as a result of creation and redemption activity	12.67%	13.27%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was due primarily to a lower number of natural gas futures contracts being held and traded.

NYMEX Licensing Agreement

UNG and the NYMEX entered into a licensing agreement on April 10, 2006, as amended on October 20, 2011, whereby UNG was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, UNG and the Related Public Funds, other than BNO, USCI, CPER, USOU, and USOD, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. UNG expressly disclaims any association with the NYMEX or endorsement of UNG by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

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

A novel strain of coronavirus (COVID-19) outbreak was declared a pandemic by the World Health Organization on March 11, 2020. The situation is evolving with various cities and countries around the world responding in different ways to address the outbreak. There are direct and indirect economic effects developing for various industries and individual companies throughout the world. Management will continue to monitor the impact COVID-19 has on UNG and reflect the consequences as appropriate in UNG's accounting and financial reporting. The recent pandemic spread of the novel coronavirus and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on UNG and its investments.

All of the futures contracts held by UNG through March 31, 2021 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2021 and December 31, 2020, UNG held investments in money market funds in the amounts of $194,043,000 and $21,143,000, respectively. UNG also holds cash deposits with its custodian. As of March 31, 2021 and December 31, 2020, UNG held cash deposits and investments in Treasuries in the amounts of $74,014,128 and $419,339,567 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31,  2021 and 2020 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$9.20	$16.91
Total income (loss)	0.44	(4.43)
Total expenses	(0.03)	(0.05)
Net increase (decrease) in net asset value	0.41	(4.48)
Net asset value, end of period	$9.61	$12.43

Total Return	4.46%	(26.49)%

Ratios to Average Net Assets
Total income (loss)	8.46%	(28.48)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.57%	0.73%
Net income (loss)	8.18%	(28.81)%

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

The following table summarizes the valuation of UNG's securities at March 31, 2021 using the fair value hierarchy:

At March 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$244,041,077	$244,041,077	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	6,326,190	6,326,190	—	—

The following table summarizes the valuation of UNG's securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$21,143,000	$21,143,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(14,454,899)	(14,454,899)	—	—

Effective January 1, 2009, UNG adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2021		March 31, 2020
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Accounted for	on Derivatives	on Derivatives	on Derivatives	in Derivatives	on Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$8,956,980		$(124,698,620)

	Change in unrealized gain (loss) on open positions		$20,781,089		$(8,450,660)

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, which changes certain fair value measurement disclosure requirements. The new ASU, in addition to other modifications and additions, removes the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and UNG’s policy for the timing of transfers between levels. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. UNG has evaluated the implications of certain provisions of the ASU and has determined that there will be no material impacts to the financial statements.

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause UNG’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. UNG believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; market volatility in the crude oil markets and futures markets, in part attributable to the COVID-19 pandemic, disputes among oil-producing countries over the potential limits on the production of crude oil, changes in demand for crude oil and storage for crude oil; uncertainties associated with the impact from the coronavirus (COVID-19) pandemic, including: its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak, the effect of the COVID-19 pandemic on UNG’s business prospects, including its ability to achieve its objectives, and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. Forward-looking statements, which involve assumptions and describe UNG’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and UNG cannot assure investors that the projections included in these forward-looking statements will come to pass. UNG’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Introduction

UNG, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca. The investment objective of UNG is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes, in percentage terms, of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the price of the futures contract for natural gas traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on UNG’s collateral holdings, less UNG’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. UNG seeks to achieve its investment objective by investing so that the average daily percentage change in UNG’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10)% of the average daily percentage changes in the price of the Benchmark Futures Contract over the same period.

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

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net futures contracts back to the accountability level. As of March 31, 2021, UNG held 10,497 NYMEX Natural Gas Futures NG contracts and did not hold any Natural Gas Futures Contracts traded on the ICE Futures US. UNG exceeded accountability levels of the NYMEX during the three months ended March 31, 2021, when it held a maximum of 15,966 Natural Gas Futures NG Contracts. UNG did not exceed accountability levels of ICE Futures during the three months ended March 31, 2021. No action was taken by the NYMEX and UNG did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the three months ended March 31, 2021, UNG did not exceed any position limits imposed by the NYMEX and ICE Futures.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies.

Futures Contracts and Position Limits

The CFTC is generally prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

On October 15, 2020, the CFTC approved a final rule that amends the existing federal position limits regime set forth in Part 150 of the CFTC's regulations as well as the framework for exchange-set position limits and exemptions (such final rule, the "Position Limits Rule"). The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts. The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the "legacy agricultural contracts"). With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework. In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of enumerated bona fide hedge exemptions and certain spread exemptions. Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions. Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023.

The Benchmark Futures Contract will be subject to position limits under the Position Limits Rule, and UNG's trading does not qualify as an enumerated bona fide hedge. Accordingly, the Position Limits Rule could negatively impact the ability of UNG to meet its investment objective by inhibiting USCF's ability to effectively invest the proceeds from sales of Creation Baskets of UNG in particular amounts and types of its permitted investments.

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

Price Movements

Natural gas futures prices were volatile during the three months ended March 31, 2021. The price of the Benchmark Futures Contract started the period at $2.539 per million British thermal shares (“MMBtu”). The high of the period was on February 17, 2021 when the price reached $3.032 per MMBtu. The low of the period was on January 22, 2021 when the price dropped to $2.456 per MMBtu. The period ended with the Benchmark Futures Contract at $2.608 per MMBtu, an increase of approximately 2.72% over the period. UNG’s per share NAV began the period at $9.20 and ended the period at $9.61 on March 31, 2021, an increase of approximately 4.46% over the period. The Benchmark Futures Contract prices listed above began with the February 2021 contracts and ended with the May 2021 contracts. The increase of approximately 2.72% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG’s Benchmark.”

During the three months ended March 31, 2021, the natural gas futures market experienced states of both contango and backwardation. When the market was in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

As of March 31, 2021, UNG had issued 2,173,900,000 shares, 28,484,588 of which were outstanding. As of March 31, 2021, there were 106,100,000 shares registered but not yet issued. UNG has registered 2,280,000,000 shares since inception.

More shares may have been issued by UNG than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UNG cannot be resold by UNG. As a result, UNG contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2021, UNG had the following Authorized Participants: ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs & Company, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company, Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Average daily total net assets	$352,142,507	$461,291,266
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$30,029	$1,746,592
Annualized yield based on average daily total net assets	0.03%	1.52%
Management fee	$520,978	$688,156
Total fees and other expenses excluding management fees	$495,851	$842,093
Fees and expenses related the registration or offering of additional shares	$81,000	$68,250
Total commissions accrued to brokers	$257,862	$572,700
Total commissions as annualized percentage of average total net assets	0.30%	0.50%
Commissions accrued as a result of rebalancing	$225,188	$496,696
Percentage of commissions accrued as a result of rebalancing	87.33%	86.73%
Commissions accrued as a result of creation and redemption activity	$32,674	$76,004
Percentage of commissions accrued as a result of creation and redemption activity	12.67%	13.27%

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

Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was lower during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. To the degree that the aggregate yield is lower the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2021, compared to the three months ended March 31, 2020 was due primarily to a decrease in total commissions accrued to brokers and professional fees.

The decrease in total commissions accrued to brokers for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2021, the average daily change in the Benchmark Futures Contract was (0.528)%, while the simple average daily change in the per share NAV of UNG over the same time period was (0.532)%. The average daily difference was (0.004)% (or 0.4 basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period UNG’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to March 31, 2021, the average daily change in the Benchmark Futures Contract was (0.103)%, while the average daily change in the per share NAV of UNG over the same time period was (0.105)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period UNG’s NAV performed was within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2021. The second graph measures monthly changes since March 31, 2016 through March 31, 2021.

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

For the three months ended March 31, 2021, the actual total return of UNG as measured by changes in its per share NAV was 4.46%. This is based on an initial per share NAV of $9.20 as of December 31, 2020 and an ending per share NAV as of March 31, 2021 of $9.61. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $9.70 as of March 31, 2021, for a total return over the relevant time period of 5.43%. The difference between the actual per share NAV total return of UNG of 4.46% and the expected total return based on the Benchmark Futures Contract of 5.43% was a difference over the time period of (0.97)%, which is to say that UNG’s actual total return underperformed its benchmark by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2020, the actual total return of UNG as measured by changes in its per share NAV was (26.49)%. This was based on an initial per share NAV of $16.91 as of December 31, 2019 and an ending per share NAV as of March 31, 2020 of $12.43. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $12.42 as of March 31, 2020, for a total return over the relevant time period of (26.55)%. The difference between the actual per share NAV total return of UNG of (26.49)% and the expected total return based on the Benchmark Futures Contract of (26.55)% was a difference over the time period of 0.06%, which is to say that UNG’s actual total return outperformed its benchmark by that percentage. UNG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UNG’s ability to accurately track Benchmark Futures Contract.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2021, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2021. Interest payments, and any other income, were retained within the portfolio and added to UNG's NAV. When this income exceeds the level of UNG's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by UNG may continue to be higher than interest earned by UNG. As such, USCF anticipates that UNG could possibly underperform its benchmark so long as interest earned is lower than the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2021, UNG did not hold any Other Natural Gas-Related Investments. UNG also held investments in Natural Gas Futures Contracts traded on the ICE Futures US whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized OTC swaps designed to track the settlement price of the Benchmark Futures Contract. UNG may invest in Other Natural Gas-Related Investments, such as OTC swaps, which have increased transaction-related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that UNG must pay to the swap counterparty certain fees that UNG does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between March 31, 2011 and March 31, 2021. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Natural Gas Market. During the three months ended March 31, 2021, front month natural gas futures prices in the United States increased by 2.72%. Prices reached their low for the year in late January at $2.446 and peaked in February at $3.219. The number of rigs dedicated to natural gas production fell from over 200 in 2019 to a low of 68 in 2020.  Natural gas rigs rose to 92 by the end of March, 2021.  The dramatic drop in supply over the previous two years helped boost prices from their 2020 low.  However, while both domestic demand and U.S. exports of natural gas have increased over the last five years, the robust ability of the U.S. energy industry to meet demand may constrain natural gas prices except during periods of extreme temperatures.

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

The 30_day annualized volatility of natural gas prices rose notably from late February to late May of 2020 and averaged about 69% during the second quarter, considerably higher than five-year average volatility of approximately 44%. However, natural gas price volatility during the rest of 2020 was similar to prior years. Natural gas price volatility in 2020 never reached the extreme level that occurred during the 2018_2019 winter. Likewise, natural gas price volatility remained well below the levels of volatility seen in crude oil markets. While some uncertainty in natural gas prices was likely a result of COVID_19 mitigation efforts, the effects from the COVID_19 pandemic were more muted as compared to the impact on crude oil markets.

The ongoing impact of COVID_19 in the United States may continue to add pressure to natural gas demand, and the full impact is indeterminate. Supply and demand of natural gas continue to exhibit normal seasonal patterns, whereby both production and end-user demand increase in autumn and winter months and decline in spring and summer months.  Peak demand and peak production in the winter of 2020-2021 fell somewhat below their five-year averages, though not dramatically, and prices have exhibited an uneven recovery from pandemic lows. Ultimately, the COVID_19 pandemic is likely to continue impacting both demand and supply and the ultimate impact on natural gas prices remains uncertain at this time.

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

For the ten-year time period between March 31, 2011 and March 31, 2021, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

			Global
		US Gov’t	Equities
	Large Cap	Bonds	(FTSE
	US Equities	(BEUSG4	World	Crude	Heating	Unleaded	Natural
Correlation Matrix 10 Years	(S&P 600)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	(0.383)	0.967	0.473	0.367	0.549	0.156
US Gov't Bonds (BEUSG4 Index)		1.000	(0.367)	(0.334)	(0.344)	(0.306)	(0.087)
Global Equities (FTSE World Index)			1.000	0.513	0.429	0.579	0.137
Crude Oil				1.000	0.785	0.742	(0.001)
Heating Oil					1.000	0.680	0.009
Unleaded Gasoline						1.000	0.079
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended March 31, 2021, the movement of natural gas was neither strongly correlated nor inversely correlated with large cap U.S. equities, global equities crude oil, U.S. government bonds oil and unleaded gasoline. The movement of natural gas was somewhat negatively correlated with diesel-heating oil.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

			Global
		US Gov’t	Equities
	Large Cap	Bonds	(FTSE
	US Equities	(BEUSG4	World	Crude	Heating	Unleaded	Natural
Correlation Matrix 1 Year	(S&P 500)	Index)	Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	(0.329)	0.987	0.499	0.330	0.756	0.107
US Gov't Bonds (BEUSG4 Index)		1.000	(0.337)	(0.323)	(0.389)	(0.496)	(0.222)
Global Equities (FTSE World Index)			1.000	0.552	0.442	0.787	0.023
Crude Oil				1.000	0.836	0.875	(0.189)
Heating Oil					1.000	0.712	(0.356)
Unleaded Gasoline						1.000	(0.090)
Natural Gas							1.000
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

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets are held in UNG’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the three months ended March 31, 2021, UNG’s expenses exceeded the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2021, UNG used other assets to pay expenses. To the extent expenses exceed income, UNG’s NAV will be negatively impacted.

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

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, if  UNG is invested in OTC swaps, those OTC swaps have very limited liquidity since they are negotiated agreements that are not transferable by UNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. If UNG invests in OTC swaps in the future, such market conditions or contractual limits could prevent UNG from promptly liquidating its positions in Natural Gas Futures Contracts. During the three months ended March 31, 2021, UNG did not purchase or liquidate any of its positions while daily limits were in effect; however, UNG cannot predict whether such an event may occur in the future.

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

UNG may terminate at any time, regardless of whether UNG has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures taken by UNG or third parties or otherwise that would lead UNG to determine that it could no longer foreseeably meet its investment objective or that UNG’s aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of UNG unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal or removal of USCF as the general partner of UNG could cause UNG, to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate UNG. UNG's termination would cause the liquidation and potential loss of an investor's investment. Termination could also negatively affect the overall maturity and timing of an investor's investment portfolio.

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

As of March 31, 2021, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $268,057,128 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNG's custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2021, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

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

As of March 31, 2021, UNG's portfolio held 10,497 Natural Gas Futures NG Contracts traded on the NYMEX. As of March 31, 2021, UNG did not hold any Natural Gas Futures Contracts traded on the ICE Futures. For a list of UNG's current holdings, please see UNG's website at www.uscfinvestments.com.

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

During the three months reporting period ended March 31, 2021, UNG limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, UNG may be involved in legal proceedings arising primarily from the ordinary course of its business. In addition, USCF, as the general partner of UNG and the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, UNG and USCF are not currently party to any material legal proceedings.

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO’s disclosures in late April and early May regarding constraints imposed on USO’s ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the "1933 Act"), and Section 10(b) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

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

USCF, USO, and the individual defendants in In re: United States Oil Fund, LP Securities Litigation intend to vigorously contest such claims and have moved for their dismissal.

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

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a), and 21D of the 1934 Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and defendants’ alleged actions in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

The Court consolidated the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, Civil Action No. 1:20-cv-06974 and appointed co-lead counsel. All proceedings in In re United States Oil Fund, LP Derivative Litigation are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UNG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 26, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)

UNG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNG redeemed 236 baskets (comprising 23,600,000 shares) during the first quarter of the year ending December 31, 2021. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2021:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/21 to 1/31/21	11,700,000	$9.69
2/1/21 to 2/28/21	9,000,000	$10.64
3/1/21 to 3/31/21	2,900,000	$9.70
Total	23,600,000

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

Date: May 7, 2021

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 7, 2021