Form 10-Q
period 2021-06-30
United States Natural Gas Fund, LP
filed 2021-08-06
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2021.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 20,484,588 outstanding shares as of July 20, 2021.

United States Natural Gas Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $213,657,411 and $342,942,967, respectively) (Notes 2 and 5)	$213,657,411	$342,942,967
Equity in trading accounts:
Cash and cash equivalents (at cost $50,000,000 and $97,539,600, respectively)	50,000,000	97,539,600
Unrealized gain (loss) on open commodity futures contracts	27,568,962	(14,454,899)
Dividends receivable	3,762	186
Interest receivable	1,212	14,186
Prepaid insurance*	42,878	13,584
Prepaid registration fees	—	103,290
ETF transaction fees receivable	—	1,000

Total Assets	$291,274,225	$426,159,914

Liabilities and Partners’ Capital
Payable due to Broker	$5,051,707	$—
Payable for shares redeemed	7,609,870	10,526,931
General Partner management fees payable (Note 3)	130,543	212,102
Professional fees payable	511,598	664,001
Brokerage commissions payable	151,607	143,993
Directors’ fees payable*	3,940	5,567
License fees payable	5,024	10,813

Total Liabilities	13,464,289	11,563,407

Commitments and Contingencies (Notes 3, 4 & 5)

Partners' Capital
General Partners	—	—
Limited Partners	277,809,936	414,596,507
Total Partners' Capital	277,809,936	414,596,507

Total Liabilities and Partners' Capital	$291,274,225	$426,159,914

Limited Partners' shares outstanding	21,784,588	45,084,588
Net asset value per share	$12.75	$9.20
Market value per share	$13.08	$9.20

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2021

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners'
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas NG August 2021 contracts, expiring July 2021*	$250,269,038	7,612	$27,568,962	9.92

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.03%#	1,103,000	$1,103,000	0.40
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 0.03%#	166,300,000	166,300,000	59.86
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	10,540,000	10,540,000	3.79
Total United States Money Market Funds		177,943,000	64.05

#     Reflects the 7-day yield at June 30, 2021.

*     Collateral amounted to $50,000,000 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$55,364,120	$(102,525,960)	$64,321,100	$(227,224,580)
Change in unrealized gain (loss) on open commodity futures contracts	21,242,772	30,575,360	42,023,861	22,124,700
Dividend income	11,714	104,118	19,884	773,179
Interest income*	5,409	603,045	27,268	1,680,576
ETF transaction fees	11,000	42,070	51,000	86,070
Total Income (Loss)	$76,635,015	$(71,201,367)	$106,443,113	$(202,560,055)

Expenses
General Partner management fees (Note 3)	$389,286	$581,249	$910,264	$1,269,405
Professional fees	290,024	192,575	415,098	352,011
Brokerage commissions	178,268	595,544	436,130	1,168,244
Directors’ fees and insurance	19,092	19,695	37,983	44,198
License fees	9,733	14,531	22,757	31,735
Registration fees	22,290	111,750	103,290	180,000
Total Expenses	$908,693	$1,515,344	$1,925,522	$3,045,593
Net Income (Loss)	$75,726,322	$(72,716,711)	$104,517,591	$(205,605,648)
Net Income (Loss) per limited partner share	$3.14	$(2.18)	$3.55	$(6.66)
Net Income (Loss) per weighted average limited partner share	$3.08	$(2.18)	$3.51	$(6.33)
Weighted average limited partner shares outstanding	24,564,588	33,313,159	29,798,400	32,485,137

*     Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Balances at beginning of period	$273,748,880	$327,914,952	$414,596,507	$444,573,254
Addition of -, 21,500,000, 7,000,000 and 38,600,000 partnership shares, respectively	—	250,904,441	67,579,718	505,641,792
Redemption of (6,700,000), (10,500,000), (30,300,000) and (27,500,000) partnership shares, respectively	(71,665,266)	(122,725,416)	(308,883,880)	(361,232,132)
Net income (loss)	75,726,322	(72,716,711)	104,517,591	(205,605,648)

Balances at end of period	$277,809,936	$383,377,266	$277,809,936	$383,377,266

*     General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2021 and 2020

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$104,517,591	$(205,605,648)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(42,023,861)	(22,124,700)
(Increase) decrease in dividends receivable	(3,576)	106,904
(Increase) decrease in interest receivable	12,974	5,227
(Increase) decrease in prepaid insurance*	(29,294)	(33,652)
(Increase) decrease in prepaid registration fees	103,290	180,000
(Increase) decrease in ETF transaction fees receivable	1,000	1,000
Increase (decrease) in payable due to Broker	5,051,707	—
Increase (decrease) in General Partner management fees payable	(81,559)	(13,928)
Increase (decrease) in professional fees payable	(152,403)	(381,269)
Increase (decrease) in brokerage commissions payable	7,614	105,456
Increase (decrease) in directors’ fees payable*	(1,627)	(7,046)
Increase (decrease) in license fees payable	(5,789)	7,905
Net cash provided by (used in) operating activities	67,396,067	(227,759,751)

Cash Flows from Financing Activities:
Addition of partnership shares	67,579,718	512,404,146
Redemption of partnership shares	(311,800,941)	(328,415,986)
Net cash provided by (used in) financing activities	(244,221,223)	183,988,160

Net Increase (Decrease) in Cash and Cash Equivalents	(176,825,156)	(43,771,591)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	440,482,567	458,998,451
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$263,657,411	$415,226,860

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$213,657,411	$328,821,241
Equity in Trading Accounts:
Cash and cash equivalents	50,000,000	86,405,619
Total Cash, Cash Equivalents and Equity in Trading Accounts	$263,657,411	$415,226,860

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended June 30, 2021

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

UNG seeks to achieve its investment objective by investing primarily in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter “ or ”OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments include those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in the notes to the financial statements. As of June 30, 2021, UNG held 7,612 Futures Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on the ICE Futures US.

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

In April 2007, UNG initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UNG established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,001,000. UNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of June 30, 2021, UNG had registered a total of 2,280,000,000 shares.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements have been prepared in conformity with U.S. GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. UNG is an investment company for accounting purposes and follows the accounting and reporting guidance in FASB Topic 946.

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

In accordance with U.S. GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2021.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2021.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2021 and 2020, UNG incurred $103,290 and $180,000, respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2021 are estimated to be a total of $65,000 for UNG and, in the aggregate for UNG and the Related Public Funds, $1,061,000.

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNG and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2021 and 2020, UNG incurred $22,757 and $31,735, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs are estimated to be $725,000 for the year ending December 31, 2021. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Brokerage and Futures Commission Merchant Agreements

UNG entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as UNG’s FCM effective October 10, 2013. UNG has engaged each of RCG Division of Marex Spectron (“RCG”), E D & F Man Capital Markets Inc. (“MCM”) and Macquarie Futures USA LLC (“MFUSA”) to serve as an additional FCM to UNG effective on May 28, 2020, June 5, 2020, and December 3, 2020, respectively. The agreements with UNG’s FCMs require the FCMs to provide services to UNG in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through the applicable FCM for UNG’s account. In accordance with the FCM agreements, UNG pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNG also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Total commissions accrued to brokers	$436,130	$1,168,244
Total commissions as annualized percentage of average total net assets	0.29%	0.55%
Commissions accrued as a result of rebalancing	$395,670	$1,025,730
Percentage of commissions accrued as a result of rebalancing	90.72%	87.80%
Commissions accrued as a result of creation and redemption activity	$40,460	$142,514
Percentage of commissions accrued as a result of creation and redemption activity	9.28%	12.20%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due primarily to a lower number of natural gas futures contracts being held and traded.

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

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires FCMs to segregate all customer transactions and assets from the FCM’s proprietary transactions and assets. To reduce the credit risk that arises in connection with OTC swaps, UNG will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc., which provides for the netting of its overall exposure to its counterparty. The Master Agreement is negotiated as between the parties and would address, among other things, the exchange of margin between the parties.

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

A novel strain of coronavirus (COVID-19) outbreak was declared a pandemic by the World Health Organization on March 11, 2020. The situation is evolving with various cities and countries around the world responding in different ways to address the outbreak. There are direct and indirect economic effects developing for various industries and individual companies throughout the world. Management will continue to monitor the impact COVID-19 has on UNG and reflect the consequences as appropriate in UNG’s accounting and financial reporting. The pandemic spread of the novel coronavirus and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on UNG and its investments.

All of the futures contracts held by UNG through June 30, 2021 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2021 and December 31, 2020, UNG held investments in money market funds in the amounts of $177,943,000 and $21,143,000, respectively. UNG also holds cash deposits with its custodian. As of June 30, 2021 and December 31, 2020, UNG held cash deposits and investments in Treasuries in the amounts of $85,714,411 and $419,339,567 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2021 and 2020 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$9.61	$12.43	$9.20	$16.91
Total income (loss)	3.18	(2.13)	3.61	(6.57)
Total expenses	(0.04)	(0.05)	(0.06)	(0.09)
Net increase (decrease) in net asset value	3.14	(2.18)	3.55	(6.66)
Net asset value, end of period	$12.75	$10.25	$12.75	$10.25

Total Return	32.67%	(17.54)%	38.59%	(39.38)%

Ratios to Average Net Assets
Total income (loss)	29.45%	(18.27)%	34.79%	(47.61)%
Management fees#	0.60%	0.60%	0.60%	0.60%
Total expenses excluding management fees#	0.80%	0.96%	0.67%	0.84%
Net income (loss)	29.10%	(18.66)%	34.16%	(48.33)%

#    Annualized.

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

The following table summarizes the valuation of UNG’s securities at June 30, 2021 using the fair value hierarchy:

At June 30, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$177,943,000	$177,943,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	27,568,962	27,568,962	—	—

The following table summarizes the valuation of UNG’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$21,143,000	$21,143,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(14,454,899)	(14,454,899)	—	—

Effective January 1, 2009, UNG adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2021		June 30, 2020
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss)on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$64,321,100		$(227,224,580)

	Change in unrealized gain (loss) on open positions		$42,023,861		$22,124,700

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

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net futures contracts back to the accountability level. As of June 30, 2021, UNG held 7,612 NYMEX Natural Gas Futures NG contracts and did not hold any Natural Gas Futures Contracts traded on the ICE Futures US. UNG exceeded accountability levels of the NYMEX during the six months ended June 30, 2021, when it held a maximum of 15,966 Natural Gas Futures NG Contracts. UNG did not exceed accountability levels of ICE Futures during the six months ended June 30, 2021. No action was taken by the NYMEX and UNG did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the six months ended June 30, 2021, UNG did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if UNG enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps may be issued in the future, and, when finalized, could require UNG to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by UNG’s FCM.

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

Although such government MMFs seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and UNG may lose money by investing in a government MMF. An investment in a government MMF is not insured or guaranteed by the Federal Deposit Insurance Corporation, referred to herein as the FDIC, or any other government agency. The share price of a government MMF can fall below the $1.00 share price. UNG cannot rely on or expect a government MMF’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government MMF’s $1.00 share price. The credit quality of a government MMF’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government MMF’s share price. Due to fluctuations in interest rates, the market value of securities held by a government MMF may vary. A government MMF’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

Price Movements

Natural gas futures prices were volatile during the six months ended June 30, 2021. The price of the Benchmark Futures Contract started the period at $2.539 per million British thermal shares (“MMBtu”). The high of the period was on June 30, 2021 when the price reached $3.650 per MMBtu. The low of the period was on January 22, 2021 when the price dropped to $2.456 per MMBtu. The period ended with the Benchmark Futures Contract at $3.650 per MMBtu, an increase of approximately 43.76% over the period. UNG’s per share NAV began the period at $9.20 and ended the period at $12.75 on June 30, 2021, an increase of approximately 38.59% over the period. The Benchmark Futures Contract prices listed above began with the February 2021 contracts and ended with the August 2021 contracts. The increase of approximately 43.76% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG’s Benchmark.”

During the six months ended June 30, 2021, the natural gas futures market experienced states of both contango and backwardation. When the market was in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

As of June 30, 2021, UNG had issued 2,173,900,000 shares, 21,784,588 of which were outstanding. As of June 30, 2021, there were 106,100,000 shares registered but not yet issued. UNG has registered 2,280,000,000 shares since inception.

More shares may have been issued by UNG than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UNG cannot be resold by UNG. As a result, UNG contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2021, UNG had the following Authorized Participants: ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs & Company, JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$305,936,009	$425,460,081
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$47,152	$2,453,755
Annualized yield based on average daily total net assets	0.03%	1.15%
Management fee	$910,264	$1,269,405
Total fees and other expenses excluding management fees	$1,015,258	$1,776,188
Fees and expenses related to the registration or offering of additional shares	$103,290	$180,000
Total commissions accrued to brokers	$436,130	$1,168,244
Total commissions as annualized percentage of average total net assets	0.29%	0.55%
Commissions accrued as a result of rebalancing	$395,670	$1,025,730
Percentage of commissions accrued as a result of rebalancing	90.72%	87.80%
Commissions accrued as a result of creation and redemption activity	$40,460	$142,514
Percentage of commissions accrued as a result of creation and redemption activity	9.28%	12.20%

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

Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were lower during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was lower during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due primarily to a decrease in total commissions accrued to brokers and fees and expenses related to the registration or offering of additional shares.

The decrease in total commissions accrued to brokers for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

	Three months	Three months
	ended	ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$260,237,275	$389,628,896
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$17,123	$707,163
Annualized yield based on average daily total net assets	0.03%	0.73%
Management fee	$389,286	$581,249
Total fees and other expenses excluding management fees	$519,407	$934,095
Fees and expenses related to the registration or offering of additional shares	$22,290	$111,750
Total commissions accrued to brokers	$178,268	$595,544
Total commissions as annualized percentage of average total net assets	0.27%	0.61%
Commissions accrued as a result of rebalancing	$170,482	$529,034
Percentage of commissions accrued as a result of rebalancing	95.63%	88.83%
Commissions accrued as a result of creation and redemption activity	$7,786	$66,510
Percentage of commissions accrued as a result of creation and redemption activity	4.37%	11.17%

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

Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was lower during the three months ended June 30, 2021, compared to the three months ended June 30, 2020.

The decrease in total fees and other expenses excluding management fees for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was due primarily to a decrease in total commissions accrued to brokers and expenses related to the decrease in total net assets.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2021, the average daily change in the Benchmark Futures Contract was 0.567%, while the simple average daily change in the per share NAV of UNG over the same time period was 0.561%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period UNG’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to June 30, 2021, the average daily change in the Benchmark Futures Contract was (0.093)%, while the average daily change in the per share NAV of UNG over the same time period was (0.095)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period UNG’s NAV performed was within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2021. The second graph measures monthly changes since June 30, 2016 through June 30, 2021.

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

For the six months ended June 30, 2021, the actual total return of UNG as measured by changes in its per share NAV was 38.59%. This is based on an initial per share NAV of $9.20 as of December 31, 2020 and an ending per share NAV as of June 30, 2021 of $12.75. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $12.84 as of June 30, 2021, for a total return over the relevant time period of 39.57%. The difference between the actual per share NAV total return of UNG of 38.59% and the expected total return based on the Benchmark Futures Contract of 39.57% was a difference over the time period of (0.98)%, which is to say that UNG’s actual total return underperformed its benchmark by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2020, the actual total return of UNG as measured by changes in its per share NAV was (39.38)%. This was based on an initial per share NAV of $16.91 as of December 31, 2019 and an ending per share NAV as of June 30, 2020 of $10.25. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $10.25 as of June 30, 2020, for a total return over the relevant time period of (39.38)%. The difference between the actual per share NAV total return of UNG of (39.38)% and the expected total return based on the Benchmark Futures Contract of (39.38)% was a difference over the time period of 0%, which is to say that UNG’s actual total return tracked its benchmark. UNG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UNG’s ability to accurately track Benchmark Futures Contract.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2021, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2021. Interest payments, and any other income, were retained within the portfolio and added to UNG’s NAV. When this income exceeds the level of UNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by UNG may continue to be higher than interest earned by UNG. As such, USCF anticipates that UNG could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2021, UNG did not hold any Other Natural Gas-Related Investments. UNG also held investments in Natural Gas Futures Contracts traded on the ICE Futures US whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized OTC swaps designed to track the settlement price of the Benchmark Futures Contract. UNG may invest in Other Natural Gas-Related Investments, such as OTC swaps, which have increased transaction-related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that UNG must pay to the swap counterparty certain fees that UNG does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between June 30, 2011 and June 30, 2021. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of natural gas futures contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within the relatively short period of time of less than one year. However, the natural gas market has primarily been in a state of contango since late 2014 as measured by the difference between the front month natural gas futures contract and the second month natural gas futures contract.

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

Natural Gas Market. During the six months ended June 30, 2021, front month natural gas futures prices in the United States increased by 43.76%. Prices reached their low for the year in late January at $2.456 and peaked on June 30, 2021 at $3.650. The number of rigs dedicated to natural gas production rose from 83 at the start of the year to 98 by the end of the second quarter of 2021. Natural Gas stored in the United States stood at 2,629 billion cubic feet as of the end of June 2021, 17.8% lower than the same time last year and 6.9% lower than the five year average. Both domestic demand and U.S. exports of natural gas have increased over the last five years. The robust ability of the U.S. energy industry to meet demand may constrain natural gas prices except during periods of extreme temperatures.

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

The ongoing impact of COVID-19 in the United States may continue to add pressure to natural gas demand, and the full impact is indeterminate. Supply and demand of natural gas continue to exhibit normal seasonal patterns, whereby both production and end-user demand increase in autumn and winter months and decline in spring and summer months. Peak demand and peak production in the winter of 2020-2021 fell somewhat below their five-year averages, though not dramatically, and prices have exhibited an uneven recovery from pandemic lows. Ultimately, the COVID-19 pandemic is likely to continue impacting both demand and supply and the ultimate impact on natural gas prices remains uncertain at this time.

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

For the ten-year time period between June 30, 2011 and June 30, 2021, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Correlation Matrix 10 Years	Large Cap US Equities (S&P 500)	US Gov’t Bonds (BEUSG4 Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap US Equities (S&P 500)	1.000	-0.381	0.967	0.471	0.366	0.546	0.161
US Gov’t Bonds (BEUSG4 Index)		1.000	-0.368	-0.330	-0.340	-0.306	-0.082
Global Equities (FTSE World Index)			1.000	0.509	0.428	0.574	0.137
Crude Oil				1.000	0.784	0.740	0.010
Heating Oil					1.000	0.678	0.018
Unleaded Gasoline						1.000	0.081
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2021, the movement of natural gas was neither strongly correlated nor inversely correlated with large cap U.S. equities, global equities crude oil, U.S. government bonds oil and unleaded gasoline. The movement of natural gas was somewhat negatively correlated with diesel-heating oil.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Correlation Matrix 1 Year	Large Cap US Equities (S&P 500)	US Gov’t Bonds (BEUSG4 Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap US Equities (S&P 500)	1.000	0.137	0.974	0.645	0.449	0.539	-0.081
US Gov’t Bonds (BEUSG4 Index)		1.000	0.182	0.156	0.184	-0.124	-0.099
Global Equities (FTSE World Index)			1.000	0.719	0.578	0.608	-0.215
Crude Oil				1.000	0.881	0.881	-0.286
Heating Oil					1.000	0.845	-0.485
Unleaded Gasoline						1.000	-0.390
Natural Gas							1.000
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

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets are held in UNG’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the six months ended June 30, 2021, UNG’s expenses exceeded the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2021, UNG did not use other assets to pay expenses. To the extent expenses exceed income, UNG’s NAV will be negatively impacted.

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

Although permitted to do so under its LP Agreement, UNG has not and does not intend to leverage its assets and makes its investments accordingly. Consistent with the foregoing, UNG’s investments will take into account the need for UNG to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, UNG becoming leveraged. If market conditions require it, these risk reduction procedures may occur on short notice if they occur other than during a roll or rebalance period.

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, if UNG is invested in OTC swaps, those OTC swaps have very limited liquidity since they are negotiated agreements that are not transferable by UNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. If UNG invests in OTC swaps in the future, such market conditions or contractual limits could prevent UNG from promptly liquidating its positions in Natural Gas Futures Contracts. During the six months ended June 30, 2021, UNG did not purchase or liquidate any of its positions while daily limits were in effect; however, UNG cannot predict whether such an event may occur in the future.

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

As of June 30, 2021, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $263,657,411 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNG’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2021, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

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

USCF pays the fees of the Marketing Agent as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services include those in connection with the preparation of UNG’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and UNG have also entered into a licensing agreement with the NYMEX pursuant to which UNG and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. UNG also pays the fees and expenses associated with its tax accounting and reporting requirements.

USCF paid BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of UNG’s condensed financial statements and its SEC, NFA and CFTC reports through May 31, 2020.

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

As of June 30, 2021, UNG’s portfolio held 7,612 Natural Gas Futures NG Contracts traded on the NYMEX. As of June 30, 2021, UNG did not hold any Natural Gas Futures Contracts traded on the ICE Futures. For a list of UNG’s current holdings, please see UNG’s website at www.uscfinvestments.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

UNG is exposed to commodity price risk. In particular, UNG is exposed to natural gas price risk through its holdings of Natural Gas Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Natural Gas Futures Contracts that UNG holds in its portfolio, as described in “Contractual Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, are expected to directly affect the value of UNG’s shares.

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

During the six months reporting period ended June 30, 2021, UNG limited its OTC activities to EFRP transactions.

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

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO’s disclosures in late April and early May regarding constraints imposed on USO’s ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)None.

(b)Not applicable.

(c)

UNG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNG redeemed 67 baskets (comprising 6,700,000 shares) during the second quarter of the year ending December 31, 2021. The following table summarizes the redemptions by Authorized Participants during the six months ended June 30, 2021:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
4/1/21 to 4/30/21	4,800,000	$10.14
5/1/21 to 5/31/21	300,000	$10.50
6/1/21 to 6/30/21	1,600,000	$12.39
Total	6,700,000

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

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)	Filed herewith

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

Date: August 6, 2021

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 6, 2021