Form 10-Q
period 2022-03-31
United States Natural Gas Fund, LP
filed 2022-05-06
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 17,684,588 outstanding shares as of May 2, 2022.

United States Natural Gas Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At March 31, 2022 (Unaudited) and December 31, 2021

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $303,107,258 and $248,404,703, respectively) (Notes 2 and 5)	$303,107,258	$248,404,703
Equity in trading accounts:
Cash and cash equivalents (at cost $ 50,000,000 and $127,265,650, respectively)	50,000,000	127,265,650
Unrealized gain (loss) on open commodity futures contracts	54,076,930	1,362,413
Receivable for shares sold	7,825,572	—
Dividends receivable	30,471	5,336
Interest receivable	4,268	5,280
Prepaid insurance*	72,925	13,105
ETF transaction fees receivable	3,000	—

Total Assets	$415,120,424	$377,056,487

Liabilities and Partners’ Capital
Payable due to Broker	$14,992,094	$—
Payable for shares redeemed	11,737,859	—
General Partner management fees payable (Note 3)	192,008	200,355
Professional fees payable	417,807	634,674
Brokerage commissions payable	168,712	166,514
Directors’ fees payable*	5,957	8,046
License fees payable	8,747	12,507
Payable to related party	—	4,500,000

Total Liabilities	27,523,184	5,522,096

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	387,597,240	371,534,391
Total Partners’ Capital	387,597,240	371,534,391

Total Liabilities and Partners’ Capital	$415,120,424	$377,056,487

Limited Partners’ shares outstanding	19,684,588	29,984,588
Net asset value per share	$19.69	$12.39
Market value per share	$19.72	$12.49

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2022

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG May 2022 contracts, expiring April 2022*	$333,528,470	6,870	$54,076,930	13.95

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.24%#	171,000,000	$171,000,000	44.12
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 0.23%#	100,000,000	100,000,000	25.80
RBC U.S. Government Money Market Fund - Institutional Shares, 0.19%#	32,000,000	32,000,000	8.25
Total United States Money Market Funds		$303,000,000	78.17

#    Reflects the 7-day yield at March 31, 2022.

*    Collateral amounted to $50,000,000 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$158,130,640	$8,956,980
Change in unrealized gain (loss) on open commodity futures contracts	52,714,517	20,781,089
Dividend income	40,104	8,170
Interest income*	15,046	21,859
ETF transaction fees	49,000	40,000
Total Income (Loss)	$210,949,307	$29,808,098

Expenses
General Partner management fees (Note 3)	$534,048	$520,978
Professional fees	137,374	125,074
Brokerage commissions	204,388	257,862
Directors’ fees and insurance	21,193	18,891
License fees	13,351	13,024
Registration fees	—	81,000
Total Expenses	$910,354	$1,016,829
Net Income (Loss)	$210,038,953	$28,791,269
Net Income (Loss) per limited partner share	$7.30	$0.41
Net Income (Loss) per weighted average limited partner share	$9.00	$0.82
Weighted average limited partner shares outstanding	23,343,477	35,046,810

*     Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2022 and 2021

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2022	March 31, 2021

Balances at beginning of period	$371,534,391	$414,596,507
Addition of 18,700,000 and 7,000,000 partnership shares, respectively	284,186,368	67,579,718
Redemption of (29,000,000) and (23,600,000) partnership shares, respectively	(478,162,472)	(237,218,614)
Net income (loss)	210,038,953	28,791,269

Balances at end of period	$387,597,240	$273,748,880

*     General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$210,038,953	$28,791,269
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(52,714,517)	(20,781,089)
(Increase) decrease in dividends receivable	(25,135)	(4,458)
(Increase) decrease in interest receivable	1,012	13,812
(Increase) decrease in prepaid insurance*	(59,820)	(44,019)
(Increase) decrease in prepaid registration fees	—	81,000
(Increase) decrease in ETF transaction fees receivable	(3,000)	1,000
Increase (decrease) in payable due to Broker	14,992,094	—
Increase (decrease) in General Partner management fees payable	(8,347)	(62,051)
Increase (decrease) in professional fees payable	(216,867)	(248,719)
Increase (decrease) in brokerage commissions payable	2,198	(3,187)
Increase (decrease) in directors’ fees payable*	(2,089)	(638)
Increase (decrease) in license fees payable	(3,760)	(2,532)
Increase (decrease) in related party payable	(4,500,000)	—
Net cash provided by (used in) operating activities	167,500,722	7,740,388

Cash Flows from Financing Activities:
Addition of partnership shares	276,360,796	67,579,718
Redemption of partnership shares	(466,424,613)	(247,745,545)
Net cash provided by (used in) financing activities	(190,063,817)	(180,165,827)

Net Increase (Decrease) in Cash and Cash Equivalents	(22,563,095)	(172,425,439)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	375,670,353	440,482,567
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$353,107,258	$268,057,128

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$303,107,258	$249,255,606
Equity in Trading Accounts:
Cash and cash equivalents	50,000,000	18,801,522
Total Cash, Cash Equivalents and Equity in Trading Accounts	$353,107,258	$268,057,128

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended March 31, 2022

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

UNG seeks to achieve its investment objective by investing primarily in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments include, but are not limited to, those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in the notes to the financial statements. As of March 31, 2022, UNG held 6,870 Futures Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on the ICE Futures.

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

UNG, BNO, UGA, UNL, USL, USO, USCI and CPER are referred to collectively herein as the “Related Public Funds.”

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

In April 2007, UNG initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UNG established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,001,000. UNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of March 31, 2022, UNG had registered a total of 2,280,000,000 shares.

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

In accordance with U.S. GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2018. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2022.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2022.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2022 and 2021, UNG incurred $0 and $81,000 respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the other Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the other Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each other Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2022 are estimated to be a total of $99,000 for UNG and, in the aggregate for UNG and the other Related Public Funds, $1,258,000.

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNG and the other Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2022 and 2021, UNG incurred $13,351 and $13,024, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs are estimated to be $700,000 for the year ending December 31, 2022. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

USCF engaged The Bank of New York Mellon, a New York corporation authorized to do a banking business (“BNY Mellon”), to provide UNG and each of the other Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

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

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Total commissions accrued to brokers	$204,388	$257,862
Total commissions as annualized percentage of average total net assets	0.23%	0.30%
Commissions accrued as a result of rebalancing	$152,554	$225,188
Percentage of commissions accrued as a result of rebalancing	74.64%	87.33%
Commissions accrued as a result of creation and redemption activity	$51,834	$32,674
Percentage of commissions accrued as a result of creation and redemption activity	25.36%	12.67%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due primarily to a lower number of natural gas futures contracts being held and traded.

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

Significant market volatility has recently occurred in the natural gas markets and the natural gas futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the war between Russia and the Ukraine, and continuing disputes among natural gas-producing countries. These and other events could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UNG and the impact of which could limit UNG’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In such a circumstance, UNG could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Natural-Gas Related Investments.

All of the futures contracts held by UNG through March 31, 2022 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2022 and December 31, 2021, UNG held investments in money market funds in the amounts of $303,000,000 and $243,443,000, respectively. UNG also holds cash deposits with its custodian. As of March 31, 2022 and December 31, 2021, UNG held cash deposits and investments in Treasuries in the amounts of $50,107,258 and $132,227,353 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2022 and 2021 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$12.39	$9.20
Total income (loss)	7.34	0.44
Total expenses	(0.04)	(0.03)
Net increase (decrease) in net asset value	7.30	0.41
Net asset value, end of period	$19.69	$9.61

Total Return	58.92%	4.46%

Ratios to Average Net Assets
Total income (loss)	58.44%	8.46%
Management fees#	0.60%	0.60%
Total expenses excluding management fees#	0.42%	0.57%
Net income (loss)	58.19%	8.18%

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

The following table summarizes the valuation of UNG’s securities at March 31, 2022 using the fair value hierarchy:

At March 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$303,000,000	$303,000,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	54,076,930	54,076,930	—	—

The following table summarizes the valuation of UNG’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$243,443,000	$243,443,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,362,413	1,362,413	—	—

Effective January 1, 2009, UNG adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial		Fair Value at
	Condition	Fair Value at	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	March 31, 2022	2021
Futures - Commodity Contracts	Assets	$54,076,930	$1,362,413

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2022		March 31, 2021
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Derivatives not	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Accounted for as	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Hedging Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$158,130,640		$8,956,980

	Change in unrealized gain (loss) on open positions		$52,714,517		$20,781,089

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause UNG’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. UNG believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; market volatility in the natural gas markets and futures markets, in part attributable to the COVID-19 pandemic that began in February 2020 and Russia’s invasion of Ukraine in February 2022. Forward-looking statements, which involve assumptions and describe UNG’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and UNG cannot assure investors that the projections included in these forward-looking statements will come to pass. UNG’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Regulatory Disclosure

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law.  Below are certain key regulatory requirements that are, or may be, relevant to UNG.  The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact UNG are discussed in “Item 1. Business” in this quarterly report on Form 10-Q.

Exchange Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UNG is not) may hold, own or control. These levels and position limits apply to the futures contracts that UNG invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If UNG and the other Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the other Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net futures contracts back to the accountability level. As of March 31, 2022, UNG held 6,870 NYMEX Natural Gas Futures NG contracts and [did not hold] any Natural Gas Futures Contracts traded on the ICE Futures. UNG exceeded accountability levels of the NYMEX during the three months ended March 31, 2022, including when it held a maximum of 10,215 Natural Gas Futures NG contracts, on the NYMEX, exceeding the “any” month limit. No action was taken by the NYMEX and UNG did not reduce any positions held.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the three months ended March 31, 2022, UNG did not exceed any position limits imposed by the NYMEX and ICE Futures.

Federal Position Limits

In October 2020, the CFTC adopted a rule to establish federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts (the “Position Limits Rule”).  The limits for futures contracts are currently in effect; the limits for economically equivalent swaps will become effective in 2023.

The Benchmark Futures Contract is subject to position limits under the Position Limits Rule, and UNG’s trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could negatively impact the ability of UNG to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of UNG in particular amounts and types of its permitted investments.

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if UNG enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps may be issued in the future, and, when finalized, could require UNG to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by UNG’s FCMs.

Margin for OTC Swaps

Rules put in place by U.S. federal banking regulators, the CFTC and the SEC require the daily exchange of variation margin and initial margin for swaps between swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (“Swap Entities”) and swaps between Swap Entities and their counterparties that are “financial end-users” (such rules, the “Margin Rules”).  The Margin Rules require Swap Entities to exchange variation margin with all of their counterparties who are financial end-users.  The minimum variation margin amount is the daily mark-to-market change in the value of the swap, taking into account the amount of variation margin previously posted or collected.  Swap Entities are required to exchange initial margin with their financial end-users who have “material swaps exposure” (i.e., an average daily aggregate notional of $8 billion or more in non-cleared swaps calculated in accordance with the Margin Rules).  The Margin Rules specify the types of collateral that may be posted or collected as initial margin or variation margin (generally cash, certain government, government-sponsored enterprise securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold) and sets forth haircuts for certain collateral asset classes.

UNG is not a Swap Entity under the Margin Rules, but it is a financial end-user. Accordingly, UNG will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, UNG does not have material swaps exposure and, accordingly, UNG will not be subject to the initial margin requirements of the Margin Rules.

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

In a rising rate environment, UNG may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss.

When interest rates rise, the value of fixed income securities typically falls.  In a rising interest rate environment, UNG may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments.  The risk to UNG of rising interest rates may be greater in the future due to the end of a long period of historically low rates and the effect of potential monetary policy initiatives and resulting market reaction to those initiatives. When interest rates fall, UNG may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

UNG may potentially lose money by investing in government money market funds.

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

Price Movements

Natural gas futures prices were volatile during the three months ended March 31, 2022. The price of the Benchmark Futures Contract started the period at $3.730 per million British thermal shares (“MMBtu”). The high of the period was on March 31, 2022 when the price reached $5.642 per MMBtu. The low of the period was on January 20, 2022 when the price dropped to $3.649 per MMBtu. The period ended with the Benchmark Futures Contract at $5.642 per MMBtu, an increase of approximately 51.26% over the period. UNG’s per share NAV began the period at $12.39 and ended the period at $19.69 on March 31, 2022, an increase of approximately 58.92% over the period. The Benchmark Futures Contract prices listed above began with the Feb 2022 contracts and ended with the May 2022 contracts. The increase of approximately 51.26% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG’s Benchmark.”

During the three months ended March 31, 2022, the natural gas futures market experienced states of both contango and backwardation. When the market was in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

As of March 31, 2022, UNG had issued 2,216,000,000 shares,19,684,588 of which were outstanding. As of March 31, 2022, there were 64,000,000 shares registered but not yet issued. UNG has registered 2,280,000,000 shares since inception.

More shares may have been issued by UNG than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by UNG cannot be resold by UNG. As a result, UNG contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2022, UNG had the following Authorized Participants: ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Average daily total net assets	$360,976,794	$352,142,507
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$55,150	$30,029
Annualized yield based on average daily total net assets	0.06%	0.03%
Management fee	$534,048	$520,978
Total fees and other expenses excluding management fees	$376,306	$495,851
Fees and expenses related to the registration or offering of additional shares	$—	$81,000
Total commissions accrued to brokers	$204,388	$257,862
Total commissions as annualized percentage of average total net assets	0.23%	0.30%
Commissions accrued as a result of rebalancing	$152,554	$225,188
Percentage of commissions accrued as a result of rebalancing	74.64%	87.33%
Commissions accrued as a result of creation and redemption activity	$51,834	$32,674
Percentage of commissions accrued as a result of creation and redemption activity	25.36%	12.67%

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

Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was higher during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due primarily to an decrease in total commissions accrued to brokers and fees and expenses related to the registration or offering of additional shares.

The decrease in total commissions accrued to brokers for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

Tracking UNG’s Benchmark

USCF seeks to manage UNG’s portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the daily changes in the average price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in UNG’s per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation daytime period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). UNG’s portfolio management goals do not include trying to make the nominal price of UNG’s per share NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for natural gas. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Natural Gas Futures Contracts and Other Natural Gas-Related Investments.

For the 30-valuation days ended March 31, 2022, the average daily change in the Benchmark Futures Contract was 0.728%, while the average daily change in the per share NAV of UNG over the same time period was 0.725%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period UNG’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to March 31, 2022, the average daily change in the Benchmark Futures Contract was (0.072)%, while the average daily change in the per share NAV of UNG over the same time period was (0.074)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period UNG’s NAV performed was within the plus or minus 10 percent range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2022. The second graph measures monthly changes since March 31, 2017 through March 31, 2022.

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

For the three months ended March 31, 2022, the actual total return of UNG as measured by changes in its per share NAV was 58.92%. This is based on an initial per share NAV of $12.39 as of December 31, 2021 and an ending per share NAV as of March 31, 2022 of $19.69. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $19.74 as of March 31, 2022, for a total return over the relevant time period of 59.32%. The difference between the actual per share NAV total return of UNG of 58.92% and the expected total return based on the Benchmark Futures Contract of 59.32% was a difference over the time period of (0.40)%, which is to say that UNG’s actual total return underperformed its benchmark by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2021, the actual total return of UNG as measured by changes in its per share NAV was 4.46%. This was based on an initial per share NAV of $9.20 as of December 31, 2020 and an ending per share NAV as of March 31, 2021 of $9.61. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $9.70 as of March 31, 2021, for a total return over the relevant time period of 5.43%. The difference between the actual per share NAV total return of UNG of 4.46% and the expected total return based on the Benchmark Futures Contract of 5.43% was a difference over the time period of (0.97)%, which is to say that UNG’s actual total return underperformed its benchmark by that percentage. UNG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UNG’s ability to accurately track Benchmark Futures Contract.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2022, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2022. Interest payments, and any other income, were retained within the portfolio and added to UNG’s NAV. When this income exceeds the level of UNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to rise over the near future from historical lows. It is anticipated that fees and expenses paid by UNG may continue to be higher than interest earned by UNG. As such, USCF anticipates that UNG could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2022, UNG did not hold any Other Natural Gas-Related Investments. UNG also held investments in Natural Gas Futures Contracts traded on the ICE Futures whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized OTC swaps designed to track the settlement price of the Benchmark Futures Contract. UNG may invest in Other Natural Gas-Related Investments, such as OTC swaps, which have increased transaction-related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that UNG must pay to the swap counterparty certain fees that UNG does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between March 31, 2012 and March 31, 2022. Investors will note that the natural gas market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An investment in a portfolio that owned only the near month natural gas futures contract would likely produce a different result than an investment in a portfolio that owned an equal number of each of the near 12 months of natural gas futures contracts. Generally speaking, when the natural gas futures market is in backwardation, a portfolio of only the near month natural gas futures contract may tend to have a higher total return than a portfolio of 12 months of the natural gas futures contract. Conversely, if the natural gas futures market was in contango, the portfolio containing only 12 months of natural gas futures contracts may tend to outperform the portfolio holding only the near month natural gas futures contract.

Historically, the natural gas futures markets have experienced periods of contango and backwardation. Because natural gas demand is seasonal, it is possible for the price of natural gas futures contracts for delivery within one or two months to rapidly move from backwardation into contango and back again within the relatively short period of time of less than one year. The Russian invasion and related developments have placed upward pressure on the price of the Benchmark Futures Contract. As a result, near to expire contracts trade at a higher price than longer to expire contracts, a situation referred to as “backwardation.” There can be no assurance that the current period of backwardation will continue or how long it may continue.

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

Natural Gas Market. During the three months ended March 31, 2022, the price of the front month natural gas futures contract traded in a range between $3.717 and $6.265. Prices increased/decreased 51.26% from March 1, 2022 through March 31, 2022, finishing the quarter at $5.642. The number of rigs dedicated to natural gas production rose from 106 at the start of the year to 137 by the end of the quarter. Natural Gas stored in the United States stood at 1415 billion cubic feet as of March 31, 2022, about 19.8% lower than the same time last year. Both domestic demand and U.S. exports of natural gas have increased over the last five years and rising demand relative to gas in storage led to the best returns for the commodity in more than a decade.

Natural gas prices in the United States have historically been driven by domestic supply and demand.  Natural gas also exhibits seasonal patterns whereby both production and end-user demand increase in autumn and winter months. The U.S. possesses abundant sources of natural gas. The robust ability of the U.S. energy industry to meet demand constrained natural gas prices over the previous decade and could lead to price constraints again in the future except during periods of extreme temperatures. In recent years, natural gas exports have increased, including liquid natural gas (LNG) exported to Europe.  Rising international demand has had and will continue to have a growing impact on natural gas prices in the United States.  This is especially true given that the United States is rapidly building, but does not currently possess, the infrastructure necessary to meet all international demand.  While domestic supply and demand are likely to remain the dominant influence on prices in the long term, international demand and extraordinary international events will have a growing influence on price volatility and price direction.

USCF believes that the war in Ukraine has raised concerns among investors that a global natural gas supply shortage is possible, particularly if Russia reduces or cuts supply to Europe. This has put upward pressure on natural gas prices globally, beyond the impact of bullish fundamentals that were already in place. Should the war continue or escalate, or if sanctions or retaliation lead to a reduction in the supply of natural gas from Russia to Europe, then natural gas prices could rise further and prices could become more volatile. Conversely, should concerns about a natural gas shortage resulting from the war in Ukraine ebb due to an expected or actual resolution of the war, then natural gas prices could stabilize or decline.

Of course, many factors impact natural gas prices, and the impact of the war in Ukraine must be balanced with other potential events, such as extreme weather or the potential for further outbreaks of COVID-19 and responses to the pandemic.

Mitigation measures taken in the United States to slow the spread of the COVID-19 pandemic in 2020 and 2021 led to a decline in natural gas consumption in the industrial sector and by some commercial users. Simultaneously, natural gas production fell as a result of reduced drilling activity and shut-ins of crude oil wells where natural gas is a byproduct. Seasonal peak demand and peak production over the 2020 and 2021 pandemic winters fell somewhat below their five year averages, though not dramatically.

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

For the ten-year time period between March 31, 2012 and March 31, 2022, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 10 Years
	Large Cap US	US Gov’t Bonds	Global Equities	Crude	Heating	Unleaded	Natural
Correlation Matrix 10 Years	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.894	0.995	0.658	0.697	0.705	0.570
US Gov’t Bonds (BEUSG4 Index)		1.000	0.893	0.515	0.596	0.535	0.560
Global Equities (FTSE World Index)			1.000	0.676	0.717	0.719	0.561
Crude Oil				1.000	0.863	0.842	0.355
Heating Oil					1.000	0.812	0.442
Unleaded Gasoline						1.000	0.425
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended March 31, 2022, the movement of natural gas was strongly correlated with large cap U.S. equities, U.S. government bonds, global equities, crude oil, diesel-heating oil, and unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 1 Year
	Large Cap US	US Gov’t Bonds	Global Equities	Crude	Heating	Unleaded	Natural
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.991	1.000	0.937	0.940	0.952	0.834
US Gov’t Bonds (BEUSG4 Index)		1.000	0.993	0.939	0.936	0.945	0.847
Global Equities (FTSE World Index)			1.000	0.943	0.945	0.956	0.837
Crude Oil				1.000	0.983	0.987	0.869
Heating Oil					1.000	0.992	0.895
Unleaded Gasoline						1.000	0.860
Natural Gas							1.000
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

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets are held in UNG’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the three months ended March 31, 2022, UNG’s expenses exceeded the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2022, UNG did not use other assets to pay expenses. To the extent expenses exceed income, UNG’s NAV will be negatively impacted.

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

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, if UNG is invested in OTC swaps, those OTC swaps have very limited liquidity since they are negotiated agreements that are not transferable by UNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. If UNG invests in OTC swaps in the future, such market conditions or contractual limits could prevent UNG from promptly liquidating its positions in Natural Gas Futures Contracts. During the three months ended March 31, 2022, UNG did not purchase or liquidate any of its positions while daily limits were in effect; however, UNG cannot predict whether such an event may occur in the future.

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

As of March 31, 2022, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $ 353,107,258 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNG’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2022, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

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

USCF pays the fees of the Marketing Agent as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services include those in connection with the preparation of UNG’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and UNG have also entered into a licensing agreement with the NYMEX pursuant to which UNG and the other Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. UNG also pays the fees and expenses associated with its tax accounting and reporting requirements.

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

As of March 31, 2022, UNG’s portfolio held 6,870 Natural Gas Futures NG Contracts traded on the NYMEX. As of March 31, 2022, UNG did not hold any Natural Gas Futures Contracts traded on the ICE Futures. For a list of UNG’s current holdings, please see UNG’s website at www.uscfinvestments.com.

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

During the three-month reporting period ended March 31, 2022, UNG limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, UNG may be involved in legal proceedings arising primarily from the ordinary course of its business. In addition, USCF, as the general partner of UNG and the other Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, UNG and USCF are not currently party to any material legal proceedings.

Optimum Strategies Action

On April 6, 2022, USO and USCF were named as defendants in an action filed by Optimum Strategies Fund I, LP, a purported investor in call option contracts on USO (the “Optimum Strategies Action”).  The action is pending in the U.S. District Court for the District of Connecticut at Civil Action No. 3:22-cv-00511.

The Optimum Strategies Action asserts claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act.  It purports to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks damages, interest, costs, attorney's fees, and equitable relief.

USCF and USO intend to vigorously contest such claims.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UNG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 26, 2022 (the “Form 10-K”) except for the following:

Price volatility may possibly cause the total loss of your investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in UNG.

Significant market volatility has recently occurred in the natural gas markets and the natural gas futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the war between Russia and Ukraine, and continuing disputes among natural gas-producing countries. These and other events could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UNG and the impact of which could limit UNG’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In such a circumstance, UNG could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contract and/or Other Natural-Gas Related Investments.

Russia’s invasion of Ukraine, and sanctions brought by the United States and other countries against Russia and others, have caused disruptions in many business sectors, resulting in significant market disruptions that may lead to increased volatility in the price of certain commodities, including oil and natural gas, as well as volatility in UNG’s NAV or share price.

On February 24, 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of the military action, and resulting sanctions, and future market or supply disruptions in the region, are impossible to predict, but could be significant and may have a severe adverse effect on the region.

The United States and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to Russia’s invasion of Ukraine. On March 8, 2022, the United States announced that it would ban imports of oil, natural gas and coal from Russia. Among other things, the extent and duration of the military action, the responses of countries and political bodies to Russia's actions, including sanctions, future market or supply disruptions, and Ukraine's military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the markets for commodities including the price of energy, including energy futures, and the NAV or share price of UNG.

These events illustrate the dynamics of natural gas prices. USCF believes that the war in Ukraine has raised concerns among investors that a global natural gas supply shortage is possible, particularly if Russia reduces or cuts supply to Europe. Natural gas prices in the United States have historically been driven by domestic supply and demand. In recent years, natural gas exports have increased, including liquid natural gas (LNG) exported to Europe. Rising international demand has had, and will continue to have, a growing impact on natural gas prices in the United States. Domestic supply and demand are likely to remain the dominant influence on prices, while extraordinary international events will have a growing influence on volatility and price direction at times. Many European countries have historically relied on imports of natural gas from Russia and, while only a limited number of European countries have embargoed Russian natural gas to date, the March 8, 2022 announcement by the U.S., the embargoes that have taken place, and the possibility that there will be additional embargoes, has had an impact on the spot price of natural gas and the value of the Benchmark Futures Contract. Future embargoes or damage to the pipelines that carry natural gas in Ukraine could result in additional price increases as well as increased volatility. Long term impacts resulting from occurrences such as sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict between Russia and Ukraine could further disrupt the supply of energy, particularly natural gas, because Russia is a primary supplier of natural gas to Europe. Volatility, trading volumes, and prices in global natural gas markets have risen dramatically and are expected to continue indefinitely at current elevated levels.

A resolution to the war in Ukraine also could impact the markets for certain commodities, such as oil and natural gas, and may have collateral impacts, including increased volatility, and cause disruptions to availability of certain commodities, commodity and futures prices and the supply chain globally. The longer-term impact on commodities and futures prices, including the spot price of natural gas and the price of the Benchmark Futures Contract is difficult to predict and depends on a number of factors that may have a negative impact UNG in the future.

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

While contango and backwardation are consistently present in trading in the futures markets, such conditions can be exacerbated by market forces. For example, extraordinary market conditions in the crude oil markets, including “super contango” (a higher level of contango arising from the overabundance of oil being produced and the limited availability of storage for such excess supply), occurred in the crude oil futures markets in April 2020 due to over-supply of crude oil in the face of weak demand during the COVID-19 pandemic when disputes among oil-producing countries regarding limitations on the production of oil also were occurring. This resulted in a negative price for the May 2020 futures contract on light sweet crude oil as traded on the New York Mercantile Exchange.

Volatility in the natural gas market was also elevated, but it did not reach the same extreme levels as the volatility in the oil futures market did. However, increased volatility in the future could limit UNG’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In addition, it is possible that the Benchmark Futures Contract may experience periods of super contango or negative prices in the future. In any such circumstance, UNG could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contract and/or Other Natural-Gas Related Investments.

UNG’s NAV and share price are generally highly correlated with the price of the Benchmark Futures Contract and Natural Gas Futures Contracts in months for nearby delivery and, therefore, would typically move in the same direction. The Russian invasion of Ukraine and related developments have placed upward pressure on the price of the Benchmark Futures Contract. As a result, UNG is currently in a period of backwardation. There can be no assurance that the current period of backwardation, and its impact on the performance of UNG, will continue, nor is it possible to predict how long backwardation may continue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)

UNG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNG redeemed 290 baskets (comprising 29,000,000 shares) during the first quarter of the year ending December 31, 2022. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2022:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/22 to 1/31/22	12,900,000	$15.15
2/1/22 to 2/28/22	9,300,000	$17.31
3/1/22 to 3/31/22	6,800,000	$17.90
Total	29,000,000

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

Date: May 6, 2022

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 6, 2022