Form 10-Q
period 2022-06-30
United States Natural Gas Fund, LP
filed 2022-08-05
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 21,384,588 outstanding shares as of July 22, 2022.

United States Natural Gas Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At June 30, 2022 (Unaudited) and December 31, 2021

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $336,237,932 and $248,404,703, respectively) (Notes 2 and 5)	$336,237,932	$248,404,703
Equity in trading accounts:
Cash and cash equivalents (at cost $206,283,729 and $127,265,650, respectively)	206,283,729	127,265,650
Unrealized gain (loss) on open commodity futures contracts	(134,883,200)	1,362,413
Receivable for shares sold	11,069,087	—
Dividends receivable	321,901	5,336
Interest receivable	6,775	5,280
Prepaid professional fees	5,833	—
Prepaid insurance*	54,294	13,105
ETF transaction fees receivable	2,000	—

Total Assets	$419,098,351	$377,056,487

Liabilities and Partners’ Capital
Payable for shares redeemed	$3,689,696	$—
General Partner management fees payable (Note 3)	270,796	200,355
Professional fees payable	140,093	634,674
Brokerage commissions payable	171,861	166,514
Directors’ fees payable*	5,362	8,046
License fees payable	5,250	12,507
Payable to related party	—	4,500,000

Total Liabilities	4,283,058	5,522,096

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	414,815,293	371,534,391
Total Partners’ Capital	414,815,293	371,534,391

Total Liabilities and Partners’ Capital	$419,098,351	$377,056,487

Limited Partners’ shares outstanding	22,484,588	29,984,588
Net asset value per share	$18.45	$12.39
Market value per share	$19.01	$12.49

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2022

			Fair
			Value/Unrealized
			Gain (Loss) on
		Number of	Open Commodity	% of Partners'
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas NG August 2022 contracts, expiring July 2022*	$549,656,480	7,647	$(134,883,200)	(32.52)

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 1.41%#	141,250,000	$141,250,000	34.05
Goldman Sachs Financial Square Government Fund - Institutional Shares, 1.36%#	42,500,000	42,500,000	10.25
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 1.38%#	152,400,000	152,400,000	36.74
Total United States Money Market Funds		$336,150,000	81.04

#     Reflects the 7-day yield at June 30, 2022.

*     Collateral amounted to $206,283,729 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$135,185,920	$55,364,120	$293,316,560	$64,321,100
Change in unrealized gain (loss) on open commodity futures contracts	(188,960,130)	21,242,772	(136,245,613)	42,023,861
Dividend income	561,330	11,714	601,434	19,884
Interest income*	79,850	5,409	94,896	27,268
ETF transaction fees	60,000	11,000	109,000	51,000
Total Income (Loss)	$(53,073,030)	$76,635,015	$157,876,277	$106,443,113

Expenses
General Partner management fees (Note 3)	$732,718	$389,286	$1,266,766	$910,264
Professional fees	287,224	290,024	424,598	415,098
Brokerage commissions	163,658	178,268	368,046	436,130
Directors’ fees and insurance	26,402	19,092	47,595	37,983
License fees	18,318	9,733	31,669	22,757
Registration fees	—	22,290	—	103,290
Total Expenses	$1,228,320	$908,693	$2,138,674	$1,925,522
Net Income (Loss)	$(54,301,350)	$75,726,322	$155,737,603	$104,517,591
Net Income (Loss) per limited partner share	$(1.24)	$3.14	$6.06	$3.55
Net Income (Loss) per weighted average limited partner share	$(2.83)	$3.08	$7.32	$3.51
Weighted average limited partner shares outstanding	19,205,467	24,564,588	21,263,041	29,798,400

*     Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Balances at beginning of period	$387,597,240	$273,748,880	$371,534,391	$414,596,507
Addition of 16,500,000, –, 35,200,000 and 7,000,000 partnership shares, respectively	423,991,878	—	708,178,246	67,579,718
Redemption of (13,700,000), (6,700,000), (42,700,000) and (30,300,000) partnership shares, respectively	(342,472,475)	(71,665,266)	(820,634,947)	(308,883,880)
Net income (loss)	(54,301,350)	75,726,322	155,737,603	104,517,591
Balances at end of period	$414,815,293	$277,809,936	$414,815,293	$277,809,936

*     General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2022 and 2021

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$155,737,603	$104,517,591
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	136,245,613	(42,023,861)
(Increase) decrease in dividends receivable	(316,565)	(3,576)
(Increase) decrease in interest receivable	(1,495)	12,974
(Increase) decrease in prepaid professional fees	(5,833)	—
(Increase) decrease in prepaid insurance*	(41,189)	(29,294)
(Increase) decrease in prepaid registration fees	—	103,290
(Increase) decrease in ETF transaction fees receivable	(2,000)	1,000
Increase (decrease) in payable due to Broker	—	5,051,707
Increase (decrease) in General Partner management fees payable	70,441	(81,559)
Increase (decrease) in professional fees payable	(494,581)	(152,403)
Increase (decrease) in brokerage commissions payable	5,347	7,614
Increase (decrease) in directors’ fees payable*	(2,684)	(1,627)
Increase (decrease) in license fees payable	(7,257)	(5,789)
Increase (decrease) in related party payable	(4,500,000)	—
Net cash provided by (used in) operating activities	286,687,400	67,396,067

Cash Flows from Financing Activities:
Addition of partnership shares	697,109,159	67,579,718
Redemption of partnership shares	(816,945,251)	(311,800,941)
Net cash provided by (used in) financing activities	(119,836,092)	(244,221,223)

Net Increase (Decrease) in Cash and Cash Equivalents	166,851,308	(176,825,156)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	375,670,353	440,482,567
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$542,521,661	$263,657,411

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$336,237,932	$213,657,411
Equity in Trading Accounts:
Cash and cash equivalents	206,283,729	50,000,000
Total Cash, Cash Equivalents and Equity in Trading Accounts	$542,521,661	$263,657,411

*     Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended June 30, 2022

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

UNG seeks to achieve its investment objective by investing primarily in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments include, but are not limited to, those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in the notes to the financial statements. As of June 30, 2022, UNG held 7,647 Futures Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on the ICE Futures.

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

In April 2007, UNG initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UNG established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,001,000. UNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of June 30, 2022, UNG had registered and paid for a total of 2,280,000,000 shares. Commencing with the registration statement that went effective on April 26, 2022, UNG has an unlimited number of shares registered and available for sale.

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

In accordance with U.S. GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2018. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2022.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2022.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2022 and 2021, UNG incurred $0 and $103,290, respectively, in registration fees and offering expenses.

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

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNG and the other Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2022 and 2021, UNG incurred $31,669 and $22,757, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs are estimated to be $800,000 for the year ending December 31, 2022. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Brokerage and Futures Commission Merchant Agreements

UNG entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as UNG’s FCM effective October 10, 2013. UNG has engaged each of RCG Division of Marex Spectron (“RCG”), E D & F Man Capital Markets Inc. (“MCM”) and Macquarie Futures USA LLC (“MFUSA”) to serve as additional FCMs to UNG effective on May 28, 2020, June 5, 2020, and December 3, 2020, respectively. The agreements with UNG’s FCMs require the FCMs to provide services to UNG in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through the applicable FCM for UNG’s account. In accordance with the FCM agreements, UNG pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNG also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Total commissions accrued to brokers	$368,046	$436,130
Total commissions as annualized percentage of average total net assets	0.17%	0.29%
Commissions accrued as a result of rebalancing	$283,998	$395,670
Percentage of commissions accrued as a result of rebalancing	77.16%	90.72%
Commissions accrued as a result of creation and redemption activity	$84,048	$40,460
Percentage of commissions accrued as a result of creation and redemption activity	22.84%	9.28%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was due primarily to a lower number of natural gas futures contracts being held and traded.

Swap Dealer Agreements

UNG entered into ISDA 2002 Master Agreements with each of Macquarie Bank Limited the (“Macquarie ISDA”) and Société Générale (“Société Générale ISDA”) on November 30, 2021 and June 13, 2022, respectively, pursuant to which each of Macquarie Bank Limited and Société Générale has agreed to serve as an over-the-counter (“OTC”) swap counterparty for UNG. The Macquarie ISDA and Societe Generale ISDA each provide UNG with the ability to invest in OTC swaps in furtherance of UNG’s investment objective by providing it with investment flexibility in light of market conditions, liquidity, regulatory requirements, and risk diversification. UNG may enter into OTC swap transactions under each of the Macquarie ISDA and Société Générale ISDA in light of the foregoing. Any OTC swap transactions of UNG that are outstanding under the Macquarie ISDA and the Société Générale ISDA, along with UNG’s other holdings, will be published on UNG’s webpage, www.uscfinvestments.com.  In accordance with each of the swap agreements described above, UNG pays each swap dealer a flat fee in a range between 0.20% and 0.30% on the daily notional value of each OTC swap transaction.

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

All of the futures contracts held by UNG through June 30, 2022 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to risk of loss associated with an investment in such money market funds. As of June 30, 2022 and December 31, 2021, UNG held investments in money market funds in the amounts of $336,150,000 and $243,443,000, respectively. UNG also holds cash deposits with its custodian. As of June 30, 2022 and December 31, 2021, UNG held cash deposits and investments in Treasuries in the amounts of $206,371,661 and $132,227,353 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2022 and 2021 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$19.69	$9.61	$12.39	$9.20
Total income (loss)	(1.18)	3.18	6.16	3.61
Total expenses	(0.06)	(0.04)	(0.10)	(0.06)
Net increase (decrease) in net asset value	(1.24)	3.14	6.06	3.55
Net asset value, end of period	$18.45	$12.75	$18.45	$12.75

Total Return	(6.30)%	32.67%	48.91%	38.59%

Ratios to Average Net Assets
Total income (loss)	(10.84)%	29.45%	37.08%	34.79%
Management fees#	0.60%	0.60%	0.60%	0.60%
Total expenses excluding management fees#	0.41%	0.80%	0.41%	0.67%
Net income (loss)	(11.09)%	29.10%	36.58%	34.16%

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

The following table summarizes the valuation of UNG’s securities at June 30, 2022 using the fair value hierarchy:

At June 30, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$336,150,000	$336,150,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(134,883,200)	(134,883,200)	—	—

The following table summarizes the valuation of UNG’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$243,443,000	$243,443,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,362,413	1,362,413	—	—

Effective January 1, 2009, UNG adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial		Fair Value at
	Condition	Fair Value at	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	June 30, 2022	2021
Futures - Commodity Contracts	Assets	$(134,883,200)	$1,362,413

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2022		June 30, 2021
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Derivatives not	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Accounted for as	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Hedging Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$293,316,560		$64,321,100

	Change in unrealized gain (loss) on open positions		$(136,245,613)		$42,023,861

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

USCF believes that market arbitrage opportunities will cause daily changes in UNG’s share price on the NYSE Arca on a percentage basis to closely track daily changes in UNG’s per share NAV on a percentage basis. USCF further believes that daily changes in prices of the Benchmark Futures Contract have historically closely tracked the daily changes in spot prices of natural gas. USCF believes that the net effect of these relationships will be that the daily changes in the price of UNG’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the spot price of natural gas on a percentage basis, plus interest earned on UNG’s collateral holdings, less UNG’s expenses.

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

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If UNG and the other Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the other Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net futures contracts back to the accountability level. As of June 30, 2022, UNG held 7,647 NYMEX Natural Gas Futures NG contracts and did not hold any Natural Gas Futures Contracts traded on the ICE Futures. UNG exceeded accountability levels of the NYMEX during the six months ended June 30, 2022, including when it held a maximum of 10,215 Natural Gas Futures NG contracts, on the NYMEX, exceeding the “any” month limit. No action was taken by the NYMEX and UNG did not reduce any positions held.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the six months ended June 30, 2022, UNG did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, UNG may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. The risk to UNG of rising interest rates may be greater in the future due to the end of a long period of historically low rates, the effect of potential monetary policy initiatives, including actions taken by the U.S. Federal Reserve and other foreign equivalents to curb inflation, and resulting market reaction to those initiatives. When interest rates fall, UNG may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

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

Price Movements

Natural gas futures prices were volatile during the six months ended June 30, 2022. The price of the Benchmark Futures Contract started the period at $3.730 per million British thermal shares (“MMBtu”). The high of the period was on June 6, 2022 when the price reached $9.322 per MMBtu. The low of the period was on January 20, 2022 when the price dropped to $3.649 per MMBtu. The period ended with the Benchmark Futures Contract at $5.424 per MMBtu, an increase of approximately 45.42% over the period. UNG’s per share NAV began the period at $12.39 and ended the period at $18.45 on June 30, 2022, an increase of approximately 48.91% over the period. The Benchmark Futures Contract prices listed above began with the February 2022 contracts and ended with the August 2022 contracts. The increase of approximately 45.42% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG’s Benchmark.”

During the six months ended June 30, 2022, the natural gas futures market experienced states of both contango and backwardation. When the market was in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

As of June 30, 2022, UNG had issued 2,232,500,000 shares, 22,484,588 of which were outstanding. As of June 30, 2022, there were 47,500,000 shares registered and paid for but not yet issued. UNG has registered 2,280,000,000 shares since inception. In addition, commencing with the registration statement that went effective on April 26, 2022, UNG has an unlimited number of shares registered and available for sale.

As of June 30, 2022, UNG had the following Authorized Participants: ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Average daily total net assets	$425,754,586	$305,936,009
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$696,330	$47,152
Annualized yield based on average daily total net assets	0.33%	0.03%
Management fee	$1,266,766	$910,264
Total fees and other expenses excluding management fees	$871,908	$1,015,258
Fees and expenses related to the registration or offering of additional shares	$—	$103,290
Total commissions accrued to brokers	$368,046	$436,130
Total commissions as annualized percentage of average total net assets	0.17%	0.29%
Commissions accrued as a result of rebalancing	$283,998	$395,670
Percentage of commissions accrued as a result of rebalancing	77.16%	90.72%
Commissions accrued as a result of creation and redemption activity	$84,048	$40,460
Percentage of commissions accrued as a result of creation and redemption activity	22.84%	9.28%

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

Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was higher during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was due primarily to an decrease in total commissions accrued to brokers and fees and expenses related to the registration or offering of additional shares.

The decrease in total commissions accrued to brokers for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

For the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

	Three months ended	Three months ended
	June 30, 2022	June 30, 2021
Average daily total net assets	$489,820,533	$260,237,275
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$641,180	$17,123
Annualized yield based on average daily total net assets	0.53%	0.03%
Management fee	$732,718	$389,286
Total fees and other expenses excluding management fees	$495,602	$519,407
Fees and expenses related to the registration or offering of additional shares	$—	$22,290
Total commissions accrued to brokers	$163,658	$178,268
Total commissions as annualized percentage of average total net assets	0.13%	0.27%
Commissions accrued as a result of rebalancing	$131,444	$170,482
Percentage of commissions accrued as a result of rebalancing	80.32%	95.63%
Commissions accrued as a result of creation and redemption activity	$32,214	$7,786
Percentage of commissions accrued as a result of creation and redemption activity	19.68%	4.37%

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

Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was higher during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

The decrease in total fees and other expenses excluding management fees for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was due primarily to a decrease in total commissions accrued to brokers and fees and expenses related to the registration or offering of additional shares

The decrease in total commissions accrued to brokers for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2022, the average daily change in the Benchmark Futures Contract was (1.263)%, while the average daily change in the per share NAV of UNG over the same time period was (1.263)%. The average daily difference was 0.000% (or (0.0) basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period UNG’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to June 30, 2022, the average daily change in the Benchmark Futures Contract was (0.070)%, while the average daily change in the per share NAV of UNG over the same time period was (0.072)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%) meaning that over this time period UNG’s NAV performed within the plus or minus ten percent (10)% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2022. The second graph measures monthly changes since June 30, 2017 through June 30, 2022.

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

For the six months ended June 30, 2022, the actual total return of UNG as measured by changes in its per share NAV was 48.91%. This is based on an initial per share NAV of $12.39 as of December 31, 2021 and an ending per share NAV as of June 30, 2022 of $18.45. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $18.51 as of June 30, 2022, for a total return over the relevant time period of 49.39%. The difference between the actual per share NAV total return of UNG of 48.91% and the expected total return based on the Benchmark Futures Contract of 49.39% was a difference over the time period of (0.48)%, which is to say that UNG’s actual total return underperformed its benchmark by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2021, the actual total return of UNG as measured by changes in its per share NAV was 38.59%. This was based on an initial per share NAV of $9.20 as of December 31, 2020 and an ending per share NAV as of June 30, 2021 of $12.75. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $12.84 as of June 30, 2021, for a total return over the relevant time period of 39.57%. The difference between the actual per share NAV total return of UNG of 38.59% and the expected total return based on the Benchmark Futures Contract of 39.57% was a difference over the time period of (0.98)%, which is to say that UNG’s actual total return underperformed its benchmark by that percentage. UNG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UNG’s ability to accurately track Benchmark Futures Contract.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2022, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2022. Interest payments, and any other income, were retained within the portfolio and added to UNG’s NAV. When this income exceeds the level of UNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to rise over the near future from historical lows. It is anticipated that fees and expenses paid by UNG may continue to be higher than interest earned by UNG. As such, USCF anticipates that UNG could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2022, UNG did not hold any Other Natural Gas-Related Investments. UNG also held investments in Natural Gas Futures Contracts traded on the ICE Futures whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized OTC swaps designed to track the settlement price of the Benchmark Futures Contract. UNG may invest in Other Natural Gas-Related Investments, such as OTC swaps, which have increased transaction-related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that UNG must pay to the swap counterparty certain fees that UNG does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between June 30, 2012 and June 30, 2022. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Natural Gas Market. During the six months ended June 30, 2022, the price of the front month natural gas futures contract traded in a range between $3.717 and $9.322. Prices increased 45.42% from December 31, 2021 through June 30, 2022, finishing the quarter at $5.424. The number of rigs dedicated to natural gas production rose from 106 at the start of the year to 157 by the end of the second quarter. Natural Gas stored in the United States stood at 2,251 billion cubic feet as of June 30, 2022, about 12.0% lower than the same time last year. Both domestic demand and U.S. exports of natural gas have increased over the last five years and rising demand relative to gas in storage led to the best returns for the commodity in more than a decade.

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

For the ten-year time period between June 30, 2012 and June 30, 2022, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 10 Years
	Large Cap US	US Gov’t Bonds	Global Equities	Crude	Heating	Unleaded	Natural
Correlation Matrix 10 Years	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.895	0.995	0.652	0.663	0.695	0.552
US Gov’t Bonds (BEUSG4 Index)		1.000	0.897	0.520	0.580	0.534	0.539
Global Equities (FTSE World Index)			1.000	0.670	0.683	0.711	0.546
Crude Oil				1.000	0.840	0.842	0.365
Heating Oil					1.000	0.788	0.453
Unleaded Gasoline						1.000	0.439
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2022, the movement of natural gas was strongly correlated with large cap U.S. equities, U.S. government bonds, global equities, crude oil, diesel-heating oil, and unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 1 Year
	Large Cap US	US Gov’t Bonds	Global Equities	Crude	Heating	Unleaded	Natural
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.986	1.000	0.931	0.881	0.937	0.781
US Gov’t Bonds (BEUSG4 Index)		1.000	0.988	0.931	0.884	0.928	0.784
Global Equities (FTSE World Index)			1.000	0.938	0.888	0.943	0.788
Crude Oil				1.000	0.937	0.985	0.839
Heating Oil					1.000	0.931	0.862
Unleaded Gasoline						1.000	0.847
Natural Gas							1.000
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

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets are held in UNG’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the six months ended June 30, 2022, UNG’s expenses exceeded the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2022, UNG used other assets to pay expenses. To the extent expenses exceed income, UNG’s NAV will be negatively impacted.

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

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, if UNG is invested in OTC swaps, those OTC swaps have very limited liquidity since they are negotiated agreements that are not transferable by UNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. If UNG invests in OTC swaps in the future, such market conditions or contractual limits could prevent UNG from promptly liquidating its positions in Natural Gas Futures Contracts. During the six months ended June 30, 2022, UNG did not purchase or liquidate any of its positions while daily limits were in effect; however, UNG cannot predict whether such an event may occur in the future.

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

As of June 30, 2022, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $542,521,661 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNG’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2022, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

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

As of June 30, 2022, UNG’s portfolio held 7,647 Natural Gas Futures NG Contracts traded on the NYMEX. As of June 30, 2022, UNG did not hold any Natural Gas Futures Contracts traded on the ICE Futures. For a list of UNG’s current holdings, please see UNG’s website at www.uscfinvestments.com.

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

During the six months reporting period ended June 30, 2022, UNG limited its OTC activities to EFRP transactions.

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

Settlement of SEC and CFTC Investigations

On November 8, 2021, USCF and USO announced a resolution with each of the SEC and the CFTC relating to matters set forth in certain Wells Notices issued by the staffs of each of the SEC and CFTC as more fully described below. On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice stated that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the 1934 Act, and Rule 10b-5 thereunder.

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

When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, UNG may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. The risk to UNG of rising interest rates may be greater in the future due to the end of a long period of historically low rates, the effect of potential monetary policy initiatives, including actions taken by the U.S. Federal Reserve and other foreign equivalents to curb inflation, and resulting market reaction to those initiatives. When interest rates fall, UNG may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)

UNG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNG redeemed 137 baskets (comprising 13,700,000 shares) during the second quarter of the year ending December 31, 2022. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2022:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
4/1/22 to 4/30/22	5,900,000	$23.93
5/1/22 to 5/31/22	3,400,000	$28.53
6/1/22 to 6/30/22	4,400,000	$23.69
Total	13,700,000

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

Date: August 5, 2022

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 5, 2022