Form 10-K
period 2022-12-31
United States Natural Gas Fund, LP
filed 2023-02-27
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒   No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2022 was $414,815,293.

The registrant had 154,684,588 outstanding shares as of February 22, 2023.

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

UNG seeks to achieve its investment objective by investing primarily in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures, liquidity requirements, or in view of market conditions, other natural gas-related investments such as cash settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the- counter” or “OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments include those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. (For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this annual report on Form 10-K.)

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of USCF Investments, Inc., formerly Wainwright Holdings, Inc., a Delaware corporation (“USCF Investments”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. USCF Investments is a wholly owned subsidiary of The Marygold Companies, Inc., formerly, Concierge Technologies, Inc. (publicly traded under the ticker: MGLD) (“Marygold”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Marygold. USCF Investments is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended, (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), USCF Midstream Energy Income Fund (“UMI”), USCF Dividend Income Fund (“UDI”) USCF Gold Strategy Plus Income Fund (“GLDX”) and USCF Sustainable Battery Metals Strategy Fund, each a series of the USCF ETF Trust. USCF ETF Trust is registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust consists of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

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

USO, UGA, UNL, USL, BNO, USCI and CPER are referred to collectively herein as the “Related Public Funds.”

UNG and the Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in UNG may call 1-800-920-0259 or visit www.uscfinvestments.com or the website of the Securities and Exchange Commission (“SEC”) at www.sec.gov.

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

The net assets of UNG consist primarily of investments in futures contracts for natural gas, crude oil, diesel-heating oil, gasoline, and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures, liquidity requirements, or in view of market conditions, Other Natural Gas-Related (as defined below) investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of natural gas, oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”).

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

The specific Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of UNG’s investments in Futures Contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the natural gas market, position limits or other regulatory requirements limiting UNG’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges or invest in Other Natural Gas-Related Investments. To the extent that UNG invests in Other Natural Gas-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market (or commonly referred to as the “OTC market”). If UNG is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Benchmark Futures Contract to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Natural Gas-Related Investments, a substantial portion of UNG’s assets could be invested in accordance with such priority in Other Natural Gas-Related Investments that are intended to replicate the return on the Benchmark Futures Contract. As UNG’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Natural Gas-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments include those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Commodities Regulation” in this annual report on Form 10-K for a discussion of UNG’s ability to invest in OTC transactions and cleared swaps.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which the exchange may exercise greater scrutiny and control over an investor’s positions. The NYMEX current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contract as the NYMEX. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net futures contracts back to the accountability level. As of December 31, 2022, UNG held 9,597 NYMEX natural gas Futures NG contracts. As of December 31, 2022, UNG did not hold any Natural Gas Futures Contracts traded on the ICE Futures. UNG exceeded accountability levels of the NYMEX during the year ended December 31, 2022, when it held a maximum of 10,215 Natural Gas Futures NG contracts, exceeding both the “any” and “all” month limits. No action was taken by the NYMEX and UNG did not reduce the number of Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the year ended December 31, 2022, UNG did not exceed position limits imposed by the NYMEX and ICE Futures.

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

During the reporting period of this annual report on Form 10-K, UNG limited its derivatives activities to Futures Contracts in natural gas and EFRP transactions.

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

RBC Capital’s primary address is 200 Vesey St., New York, NY 10281. Effective October 10, 2013, RBC Capital became the futures clearing broker for UNG. RBC Capital is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. RBC Capital is a member of various U.S. futures and securities exchanges.

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

Various regulators are conducting inquiries regarding potential violations of antitrust law by a number of banks and other entities, including RBC Capital, regarding foreign exchange trading. Beginning in 2015, putative class actions were brought against RBC Capital and/or Royal Bank of Canada, RBC Capital’s indirect parent, in the U.S. and Canada. These actions were each brought against multiple foreign exchange dealers and allege, among other things, collusive behavior in global foreign exchange trading. In August 2018, the U.S. District Court entered a final order approving RBC Capital’s settlement with class plaintiffs. In November 2018, certain institutional plaintiffs who had previously opted-out of participating in the settlement filed their own lawsuit in U.S. District Court. In May 2020, the U.S. District Court dismissed RBC Capital from the opt-out action, but granted the plaintiffs’ motion to amend the complaint. The Canadian class actions remain pending and RBC Capital has reached a settlement for an immaterial amount with respect to an action brought by a class of indirect purchasers. RBC Capital is awaiting the court’s final approval of the settlement. In October 2020, RBC Capital and Royal Bank of Canada moved to dismiss the amended complaint. On July 28, 2021, the court dismissed Royal Bank of Canada from the case but denied the motion as to RBC. Based on the facts currently known, it is not possible at this time for management to predict the ultimate outcome of these collective matters or the timing of their ultimate resolution.

On April 13, 2015, RBC Capital’s affiliate, Royal Bank of Canada Trust Company (Bahamas) Limited (“RBC Bahamas”), was charged in France with complicity in tax fraud. RBC Bahamas believes that its actions did not violate French law and contested the charge in the French court. The trial of this matter has concluded and a verdict was delivered on January 12, 2017, acquitting the company and the other defendants and on June 29, 2018, the French appellate court affirmed the acquittals. On January 6, 2021, the French Supreme Court issued a judgment reversing the decision of the French Court of Appeal dated June 29, 2018 and sent the case back to the French Court of Appeal for rehearing and therefore the proceeding is currently awaiting a new trial with the French Court of Appeal.

Royal Bank of Canada and other panel banks for the setting of the U.S. dollar London interbank offered rate (“LIBOR”) have been named as defendants in private lawsuits filed in the U.S. with respect to the setting of U.S. dollar LIBOR including a number of class action lawsuits which have been consolidated before the U.S. District Court for the Southern District of New York. RBC Capital has also been named as a defendant in one of those lawsuits. The complaints in those private lawsuits assert claims under various U.S. laws, including U.S. antitrust laws, the U.S. Commodity Exchange Act, and state law. In addition to the LIBOR actions, in January 2019, a number of financial institutions, including RBC Capital, were named in a purported class action in New York alleging violations of the U.S. antitrust laws and common law principles of unjust enrichment in the setting of LIBOR after the Intercontinental Exchange took over administration of the benchmark interest rate from the British Bankers’ Association in 2014 (the “ICE LIBOR action”). On March 26, 2020, the defendants’ motion to dismiss the ICE LIBOR action was granted. The plaintiffs filed a notice of appeal of that ruling to the United States Court of Appeals for the Second Circuit on April 24, 2020 and, thereafter, sought to substitute named plaintiffs. The Second Circuit permitted substitution, but has not yet ruled on the merits of the appeal. In August 2020, Royal Bank of Canada and other financial institutions were named as defendants in a separate, individual (i.e., non-class) action filed in California alleging that the usage and setting of LIBOR constitutes per se collusive conduct. In November 2020 and May 2021, plaintiffs sought a preliminary injunction with respect to the setting of ICE LIBOR; defendants opposed these motions and sought to transfer the matter to New York. On June 3, 2021, the court denied defendants’ motion to transfer. Defendants then moved to dismiss. Plaintiffs’ motions for a preliminary injunction and defendants’ motion to dismiss remain pending. Based on the facts currently known, it is not possible at this time to predict the ultimate outcome of these proceedings or the timing of their resolution.

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

Marex North America, LLC

On May 28, 2020, UNG entered into a Commodity Futures Customer Agreement with RCG Division of Marex Spectron, now Marex North America, LLC (“MNA”) to serve as a FCM for UNG. This agreement requires MNA to provide services to UNG in connection with the purchase and sale of Natural Gas Futures Contracts and other Natural Gas-Related Investments which may be purchased or sold by or through MNA for UNG’s account. Under this agreement, UNG pays MNA commissions for executing and clearing trades on behalf of UNG.

MNA’s primary address is 360 Madison Avenue, 3rd Floor, New York, NY 10017. MNA is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. MNA is a member of various U.S. futures and securities exchanges.

MNA is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of MNA’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with MNA with respect to issues raised in various investigations. MNA complies fully with its regulators in all investigations which may be conducted and in all settlements it may reach.

MNA settled with the CFTC in September 2020 to pay a monetary penalty of $250,000 for failure to meet minimum adjusted net capital requirements. MNA improperly accounted for deductions arising out of an agreement that it entered to guarantee a revolving line of credit for an affiliated company when computing its net capital requirement.

MNA will act only as clearing broker for UNG and as such will be paid commissions for executing and clearing trades on behalf of UNG. MNA has not passed upon the adequacy or accuracy of this annual report on Form 10-K. MNA will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or UNG.

MNA is not affiliated with UNG or USCF. Therefore, neither USCF nor USO believes that there are any conflicts of interest with MNA or its trading principals arising from its acting as UNG’s FCM.

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

BTIG, LLC, whose principal address is 600 Montgomery Street, Sixth Floor, San Francisco, CA, 94111, will act as an introducing broker for UNG’s futures trading. BTIG is registered with the U.S. Securities and Exchange Commission as a broker-dealer, with the CFTC as an introducing broker, and is a member of FINRA and other regulatory agencies and exchanges. In the normal course of its regulated business activities, BTIG receives examinations, subpoenas, and inquiries from the regulatory organizations that oversee its various business activities. From January 2017 through December 2022, BTIG has not been involved in any material litigation.

BTIG, LLC is not affiliated with UNG or USCF. Therefore, neither USCF nor UNG believes that there will be any conflicts of interest with BTIG, LLC or its trading principals arising from its acting as UNG’s introducing broker.

Swap Dealers

Macquarie Bank Limited

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

Société Générale S.A

On June13, 2022, UNG entered into an ISDA 2002 Master Agreement (the “SocGen ISDA”) with Société Générale S.A., pursuant to which Société Générale S.A. has agreed to serve as an OTC swaps counterparty for UNG. Société Générale S.A.’s principal address is 29 Boulevard Haussman Paris, 75009 France. Société Générale S.A. is registered with the CFTC as a swap dealer.

Société Générale S.A. is a large swap dealer subject to many different complex legal and regulatory requirements. As a result, certain of Société Générale S.A.’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with Société Générale S.A. with respect to issues raised in various investigations. In addition, Société Générale S.A. is and has been subject to a variety of civil legal claims in various jurisdictions, a variety of settlement agreements and a variety of orders, awards and judgments made against it by courts and tribunals, both in regard to such claims and investigations. Listed below are the civil, administrative, and/or criminal proceedings pending, on appeal, or concluded against Société Générale S.A. in the past five (5) years that are material to Société Générale S.A. serving as an OTC swaps counterparty to USO.

Notwithstanding agreements reached in 2018 with United States authorities regarding certain London Interbank Offered Rates and the Euro Interbank Offered Rate (the “IBOR matter”) and the dismissal on 30 November 2021 of legal proceedings brought by the United States Department of Justice in this matter, Société Générale S.A. continues to defend civil proceedings in the United States and has responded to information requests received from other authorities, including the Attorneys General of various States of the United States and the New York Department of Financial Services.

In the United States, Société Générale S.A., along with other financial institutions, has been named as a defendant in putative class actions involving the setting of U.S. Dollar LIBOR, Japanese Yen LIBOR, and Euribor rates and trading in instruments indexed to those rates. Société Générale S.A. has also been named in several individual (non-class) actions concerning the U.S. Dollar LIBOR rate. All of these actions are pending in the U.S. District Court in Manhattan.

As to US Dollar LIBOR, all claims against Société Générale S.A. were dismissed by the District Court or voluntarily dismissed by the plaintiffs, except in two putative class actions and one individual action that are effectively stayed. The class plaintiffs and a number of individual plaintiffs appealed the dismissal of their antitrust claims to the United States Court of Appeals for the Second Circuit (“Second Circuit”). On 30 December 2021, the Second Circuit reversed the dismissal and reinstated the antitrust claims. These reinstated claims include those asserted by a proposed class of OTC plaintiffs and by OTC plaintiffs that have filed individual actions.

As to Japanese Yen LIBOR, the District Court dismissed the complaint brought by purchasers of Euroyen OTC derivative products. On 1 April 2020, the Second Circuit reversed the dismissal and reinstated the claims. On 30 September 2021, the District Court dismissed plaintiffs’ Racketeer Influenced and Corrupt Organizations Act claims but upheld plaintiffs’ antitrust and state law claims against Société Générale S.A. In the other action, brought by purchasers or sellers of Euroyen derivative contracts on the Chicago Mercantile Exchange on 27 September 2019, plaintiff filed a motion for class certification. On 25 September 2020, the District Court granted defendants’ motion for judgment on the pleadings and dismissed plaintiffs’ remaining claims. Plaintiff has appealed to the Second Circuit. As to Euribor, the District Court dismissed all claims against Société Générale S.A. in the putative class action and denied the plaintiffs’ motion to file a proposed amended complaint. Plaintiffs have appealed those rulings to the Second Circuit.

In Argentina, Société Générale S.A., along with other financial institutions, has been named as a defendant in litigation brought by a consumer association on behalf of Argentine consumers who held government bonds or other specified instruments that paid interest tied to US Dollar LIBOR. The allegations concern violations of Argentine consumer protection law in connection with alleged manipulation of the US Dollar LIBOR rate. Société Générale S.A. has not yet been served with the complaint in this matter.

Beginning on 15 January 2019, Société Générale S.A. and SG Americas Securities, LLC, along with other financial institutions, were named in three putative antitrust class actions in the US District Court in Manhattan, which have since been consolidated. Plaintiffs allege that the USD ICE LIBOR panel banks conspired to make artificially low submissions to that benchmark in order to profit on their trading in derivatives tied to USD ICE LIBOR. Plaintiffs seek to certify a class comprised of US residents (individuals and entities) that transacted with a defendant in floating rate debt instruments or interest rate swaps tied to USD ICE LIBOR and received a payment at any time between 1 February 2014 to the present, regardless of when the instrument was purchased. By order dated 26 March 2020, the District Court dismissed the action. Plaintiffs appealed that ruling. On 6 April 2021, the Second Circuit permitted a new proposed class representative to intervene as a plaintiff in the appeal and denied defendants’ motion which sought dismissal of the appeal because the original proposed class representatives withdrew from the action.

Société Générale S.A., along with several other financial institutions, was named as a defendant in a putative class action alleging violations of US antitrust laws and the Commodity Exchange Act in connection with foreign exchange spot and derivatives trading. The action was brought by persons or entities that transacted in certain over-the-counter and exchange-traded foreign exchange instruments. Société Générale S.A. reached a settlement of USD 18 million, which was approved by the Court on 6 August 2018. On 7 November 2018, a group of individual entities that elected to opt out of the settlement filed a lawsuit against Société Générale S.A., SG Americas Securities, LLC and several other financial institutions. SG Americas Securities, LLC was dismissed by order dated 28 May 2020. Discovery is proceeding as to Société Générale S.A. and the other remaining defendants. On 11 November 2020, Société Générale S.A. was named, along with several other banks, in an action in the United Kingdom alleging collusion in the market for FX instruments. Société Générale S.A. is defending the action.

In May 2019, Société Générale Americas Securities (“SGAS”) was named, along with other financial institutions, as a defendant in a putative class action in the US alleging anticompetitive behavior in the pricing of agency bonds issued by USA Government Sponsored Enterprises (“GSEs”), including Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association. On 16 June 2020, SGAS and twelve other bank defendants reached a final settlement with plaintiffs. Although SGAS’ share of the settlement is not public, the amount was not material from a financial statement perspective. SGAS was also named in four separate individual opt-out litigations by the following plaintiffs: the State of Louisiana (filed September 2019), the City of Baton Rouge/East Baton Rouge Parish and related entities (October 2019), Louisiana Asset Management Pool (April 2020), and the City of New Orleans and related entities (September 2020). These suits also asserted antitrust claims (and in some cases other related claims) against SGAS and multiple other bank defendants based on these plaintiffs’ purchases of GSE bonds. As to the opt-out litigations, a settlement was reached involving all defendants in June 2021, of which SGAS's share was immaterial, and these actions have been dismissed. SGAS also received a subpoena from the United States Department of Justice in connection with its US agency bond business. SGAS responded to these requests and is cooperating with the Department of Justice investigation.

On 15 October 2020, Vestia, a Dutch housing developer, brought proceedings against Société Générale S.A. before the High Court of England regarding the conditions pursuant to which Vestia contracted derivative products with Société Générale S.A. between 2008 and 2011. Vestia claims that these transactions were outside of its capacity and alleges they were induced by corruption. Vestia seeks to rescind the transactions and recover the amounts paid to Société Générale S.A. pursuant to these transactions. On 8 January 2021, Société Générale S.A. filed a Statement of Defence and Counterclaim. On 11 October 2021, Société Générale S.A. and Vestia reached an agreement to settle this dispute without any admission of liability for Société Générale S.A.

On 29 September 2021, the United States Commodity Futures Trading Commission (“CFTC”) filed and settled charges against Société Générale S.A. for Société Générale S.A.’s failure to comply with certain swap dealer requirements for disclosing mid-market marks to counterparties, reporting inaccurate swap valuation data to a swaps data repository (SDR), and related supervision failures. Société Générale S.A. agreed to a $1,500,000 civil monetary penalty, to cease and desist from further violations of the Commodity Exchange Act and CFTC regulations and to comply with certain undertakings, including continuing remediation efforts and updating the CFTC on its remediation efforts and compliance.

Société Générale S.A., along with other financial institutions, was named as a defendant in a putative class action alleging violations of US antitrust laws and the Commodity Exchange Act in connection with its involvement in the London Gold Market Fixing. The action is brought on behalf of persons or entities that sold physical gold, sold gold futures contracts traded on the Chicago Mercantile Exchange, sold shares in gold exchange-traded funds, sold gold call options traded on Chicago Mercantile Exchange, bought gold put options traded on Chicago Mercantile Exchange, sold OTC gold spot or forward contracts or gold call options, or bought OTC gold put options. Société Générale S.A., along with three other defendants, has reached a settlement to resolve this action for USD 50 million. By order dated 13 January 2022, the Court granted preliminary approval of the settlement. The final fairness hearing has been scheduled for 5 August 2022. Although Société Générale S.A.’s share of the settlement is not public, it was not material from a financial perspective. Société Générale S.A., along with other financial institutions, is also named as a defendant in two putative class actions in Canada (in the Ontario Superior Court in Toronto and Quebec Superior Court in Quebec City) involving similar claims. Société Générale S.A. is defending the claims.

Société Générale S.A. is not affiliated with UNG or USCF. Therefore, neither USCF nor UNG believes that there will be any conflicts of interest with Société Générale S.A. or its trading principals arising from Société Générale S.A. acting as an OTC swaps counterparty to UNG.

Commodity Trading Advisor

Currently, USCF does not employ commodity trading advisors for the trading of UNG contracts. USCF currently does, however, employ SummerHaven Investment Management, LLC as a trading advisor for USCI and CPER. If, in the future, USCF does employ commodity trading advisors for UNG, it will choose each advisor based on arm's-length negotiations and will consider the advisor's experience, fees and reputation.

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

ALPS Distributors - Marketing Agent	0.06% on UNG’s assets up to $3 billion; and 0.04% on UNG’s assets in excess of $3 billion through September 30, 2022 and commencing October 1, 2022, 0.025% on BNO’s total net assets.
(1)	USCF pays this compensation.
(2)	The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also will pay transaction charge fees to BBH&Co., ranging from $7 to $15 per transaction for the funds.

(3)	BBH&Co. provided certain fund accounting and fund administration services to UNG through May 31, 2020.
(4)	BNY Mellon has served as the Custodian and Administrator of UNG since April 1, 2020.

Compensation to USCF

Assets:	Management Fee
First $1,000,000,000	0.60% of NAV
After the first $1,000,000,000	0.50% of NAV

Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of UNG’s total assets and subtracting any liabilities.

Fees and Compensation Arrangements between UNG and Non-Affiliated Service Providers(5)

Service Provider	Compensation Paid by UNG
RBC Capital Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary
Marex North America, LLC, Futures Commission Merchant
E D & F Man Capital Markets Inc., Futures Commission Merchant
MFUSA, Futures Commission Merchant

(5)	UNG pays this compensation.

New York Mercantile Exchange Licensing Fee (6) - 0.015% on all net assets.

(6)	Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. UNG is responsible for its pro rata share of the assets held by UNG and the Related Public Funds, other than BNO, USCI and CPER.

Expenses Paid or Accrued by UNG from Inception through December 31, 2022 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$83,397,438
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$43,536,612
Other Amounts Paid or Accrued(7):	$30,000,569
Total Expenses Paid or Accrued:	$156,934,619

(7)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by UNG from Inception through December 31, 2022 as a Percentage of Average Daily Net Assets:

Amount as a Percentage of
Expenses:	Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.57% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.30% annualized
Other Amounts Paid or Accrued(8):	0.20% annualized
Total Expenses Paid or Accrued:	1.07% annualized

(8)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Other Fees. UNG also pays the fees and expenses associated with its audit expenses, professional fees, and tax accounting and reporting requirements. These fees were approximately $1,283,000 for the fiscal year ended December 31, 2022. In addition, UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2022 were approximately $1,258,000 for UNG and the Related Public Funds. UNG’s portion of such fees and expenses for the year ended December 31, 2022 was $106,413.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of UNG (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by UNG, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $1,000 to UNG for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased, or otherwise changed by USCF. Authorized Participants who make deposits with UNG in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UNG or USCF, and no such person will have any obligation or responsibility to UNG or USCF to affect any sale or resale of shares. As of December 31, 2022, 15 Authorized Participants had entered into agreements with USCF on behalf of UNG. During the year ended December 31, 2022, UNG issued 634 Creation Baskets and redeemed (632) Redemption Baskets.

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

The prices of shares offered by Authorized Participants are expected to fall between UNG’s NAV and the trading price of the shares on the NYSE Arca at the time of sale. Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with UNG in exchange for baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either UNG or USCF, and no such person has any obligation or responsibility to USCF or UNG to affect any sale or resale of shares. Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per share. The amount of the discount or premium in the trading price relative to the NAV per share may be influenced by various factors, including, among other things, the number of investors who seek to purchase or sell shares in the secondary market and the liquidity of the Futures Contracts market and the market for Other Natural Gas-Related Investments. While the shares trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Futures Contracts and Other Natural Gas-Related Investments traded on the NYMEX may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, particularly if UNG has invested in Futures Contracts and Other Natural Gas-Related Investments traded on the NYMEX, trading spreads, and the resulting premium or discount, on the shares may widen.

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

UNG is not a Swap Entity under the Margin Rules, but is a financial end-user. Accordingly, UNG will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, UNG does not have material swaps exposure and, accordingly, no will not be subject to the initial margin requirements of the Margin Rules.

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if a Trust enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps may be issued in the future, and, when finalized, could require UNG to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by UNG’s FCM.

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

Investment Risk

The NAV of UNG’s shares relates directly to the value of the Benchmark Futures Contract and other assets held by UNG and fluctuations in the prices of these assets could materially adversely affect an investment in UNG’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in UNG could be lost.

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

Economic conditions impacting natural gas. The demand for natural gas correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on natural gas demand and therefore may have an adverse impact on natural gas prices, demand and, therefore, may have an adverse impact on natural gas prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, military conflicts, war (such as the current war between Russia and Ukraine), pandemics (e.g., COVID-19), government austerity programs, or currency exchange rate fluctuations, can also impact the demand for natural gas. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions (e.g., pandemics such as COVID-19) that impair the functioning of financial markets and institutions also may adversely impact the demand for natural gas.

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

Other natural gas supply-related factors. Natural gas prices also vary depending on a number of factors affecting supply, including geopolitical risk associated with wars (such as the current war between Russia and Ukraine), terrorist attacks and tensions between countries, including sanctions imposed as a result of the foregoing that can adversely affect natural gas trade flows by limiting or disrupting trade between countries or regions. For example, increased supply from the development of new natural gas sources and technologies to enhance recovery from existing sources tends to reduce natural gas prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or manufacturing capacity may impact the supply of natural gas. Natural gas supply levels can also be affected by factors that reduce available supplies, such as of geopolitical risk associated with wars, terrorist attacks and tensions between countries, including sanctions imposed as a result of the foregoing that can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions, natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies in the natural gas industry to find, produce, and transport natural gas, which in turn, may affect the supply of and demand for natural gas.

Other factors impacting the natural gas market. The supply of and demand for natural gas may also be impacted by changes in interest rates, inflation, and other local or regional market conditions, as well as by the development of alternative energy sources.

Price volatility may possibly cause the total loss of your investment. Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in UNG. Significant market volatility has recently occurred in the natural gas markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chair disruptions, war, including the war between Russia and Ukraine, and continuing disputes among oil-producing countries. These and other events could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UNG and the impact of which could limit UNG’s ability to have a substantial portion of its assets invested in the natural gas Futures Contracts. In such a circumstance, UNG could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Related Investments.

Russia’s invasion of Ukraine, and sanctions brought by the United States and other countries against Russia and others, have caused disruptions in many business sectors, resulting in significant market disruptions that have led to increased volatility in the price of certain commodities, including oil and natural gas, and may lead to volatility in UNG’s NAV or share price.

On February 24, 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of the military action, and resulting sanctions, and future market or supply disruptions in the region, are impossible to predict, but could be significant and may have a severe adverse effect on the region.

The United States and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to Russia’s invasion of Ukraine, and additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) will adversely impact the economies of Russia and Ukraine, and certain sectors of each country’s economy may be particularly affected, including but not limited to, financials, energy, metals and mining, engineering and defense and defense-related materials sectors. Among other things, the extent and duration of the military action, the responses of countries and political bodies to Russia’s actions, including sanctions, future market or supply disruptions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the markets for commodities including the price of commodity futures, and the NAV or share price of UNG.

A resolution to the war in Ukraine also could impact the markets for certain commodities, and may have collateral impacts, including increased volatility, and cause disruptions to availability of certain commodities, commodity and futures prices and the supply chain globally. The longer-term impact on natural gas and natural gas futures prices, including the spot price of natural gas and the prices of the Benchmark Futures Contract, is difficult to predict and depends on a number of factors that may have a negative impact on UNG in the future.

COVID-19 and other infectious disease outbreaks could negatively affect the valuation and performance of UNG’s investments.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and may to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are impacted by the outbreak and government and other measures seeking to contain its spread. COVID-19 has had, and is expected to continue to have, a material adverse impact on the crude oil markets and oil futures markets to the extent economic activity and the use of crude oil continues to be curtailed, which in turn has had a significant adverse effect on the prices of Oil Futures Contracts, including the Benchmark Oil Futures Contract, and Other Oil-Related Interests. The impact of COVID-19, and other infectious disease outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by UNG. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on UNG and, on the global economy, cannot be determined with certainty.

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

Variables such as drought, floods, weather, military conflicts, pandemics (such as COVID-19), embargoes, tariffs and other political events may have a larger impact on natural gas prices and natural gas linked instruments, including Futures Contracts and Other Natural Gas-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject UNG’s investments to greater volatility than investments in traditional securities.

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

Designated contract markets, such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge which an investment by UNG is not) may hold, own or control. These levels and position limits apply to the futures contracts that UNG invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures may also set daily price limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

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

Cash or property will be distributed at the sole discretion of USCF. USCF has not and does not currently intend to make cash or other distributions with respect to shares. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on their allocable share of UNG’s taxable income, without regard to whether they receive distributions or the amount of any distributions. Therefore, the tax liability of an investor with respect to its shares may exceed the amount of cash or value of property (if any) distributed with respect to such shares.

An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.

Due to the application of the assumptions and conventions applied by UNG in making allocations for tax purposes and other factors, an investor’s allocable share of UNG’s income, gain, deduction, or loss may be different than its economic profit or loss from its shares for a taxable year. This difference could be temporary or permanent and, if permanent, could result in it being taxed on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, for U.S. federal income tax purposes, and UNG could be liable for U.S. federal income tax, if the IRS does not accept the assumptions and conventions applied by UNG in allocating those items, with potential adverse consequences for an investor.

The U.S. federal income tax rules pertaining to partnerships are complex and their application to large, publicly traded partnerships such as UNG is in many respects uncertain. UNG applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects shareholders’ economic gains and losses. It is possible that the IRS could successfully challenge the application by UNG of these assumptions and conventions as not fully complying with all aspects of the Internal Revenue Code of 1986, as amended (the “Code”), and applicable Treasury Regulations, which would require UNG to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors.

UNG may be liable for U.S. federal income tax on any “imputed understatement” of tax resulting from an adjustment as a result of an IRS audit. The amount of the imputed understatement generally includes increases in allocations of items of income or gain to any investor and decreases in allocations of items of deduction, loss, or credit to any investor without any offset for corresponding reductions in allocations of items of income or gain to any investor or increases in allocations of items of deduction, loss, or credit to any investor. If UNG is required to pay any U.S. federal income taxes on any imputed understatement, the resulting tax liability would reduce the net assets of UNG and would likely have an adverse impact on the value of the shares. Under certain circumstances, UNG may be eligible to make an election to cause the investors to take into account the amount of any imputed understatement, including any associated interest and penalties. The ability of a publicly traded partnership such as UNG to make this election is uncertain. If the election is made, UNG would be required to provide investors who owned beneficial interests in the shares in the year to which the adjusted allocations relate with a statement setting forth their proportionate shares of the adjustment (“Adjusted K-1s”). The investors would be required to take the adjustment into account in the taxable year in which the Adjusted K-1s are issued.

UNG could be treated as a corporation for U.S.federal income tax purposes, which may substantially reduce the value of the shares.

UNG has received an opinion of counsel that, under current U.S. federal income tax laws, UNG will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of UNG’s annual gross income will be derived from (a) income and gains from commodities (not held as inventory) or futures, forwards, options, swaps and other notional principal contracts with respect to commodities, and (b) interest income; (ii) UNG is organized and operated in accordance with its governing agreements and applicable law; and (iii) UNG does not elect to be taxed as a corporation for U.S. federal income tax purposes. Although USCF anticipates that UNG has satisfied and will continue to satisfy the “qualifying income” requirement for all taxable years, that result cannot be assured. UNG has not requested and will not request any ruling from the IRS with respect to its classification as a partnership taxable as a corporation for U.S. federal income tax purposes. If the IRS were to successfully assert that UNG is taxable as a corporation for U.S. federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to shareholders, UNG would be subject to U.S. federal income tax on its net income for the year at corporate tax rates. In addition, although UNG does not currently intend to make distributions with respect to shares, if UNG were treated as a corporation for U.S. federal income tax purposes, any distributions made with respect to UNG shares would be taxable to shareholders as dividend income to the extent of UNG’s current and accumulated earnings and profits. Taxation of UNG as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

UNG is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, UNG has a more complex tax treatment than traditional mutual funds.

UNG is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, but it is taxed as a partnership for U.S. federal income tax purposes. No U.S. federal income tax is paid by UNG on its income. Instead, UNG will furnish shareholders each year with tax information on IRS Schedules K-1, K-2, and/or K-3 (Form 1065) and each U.S. shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss deduction and credit of UNG. This must be reported without regard to the amount (if any) of cash or property the shareholder receives as a distribution from UNG during the taxable year. A shareholder, therefore, may be allocated income or gain by UNG but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

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

The impact of changes in U.S. federal income tax laws on UNG is uncertain.

In general, legislative or other actions relating to U.S. federal income taxes could have a negative effect on UNG or its investors. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law. At this time, we cannot predict with certainty how the provisions of the IRA might affect UNG, its investors, or UNG’s investments. Investors are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

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

UNG has sought to mitigate these risks by typically entering into transactions only with major, global financial institutions. In addition, two-way margining requirements imposed by U.S. regulators also mitigate such risks.

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

Other Risks

UNG is not leveraged, but it could become leveraged if it had insufficient assets to completely meet its margin or collateral requirements relating to its investments.

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

USCF endeavors to have the value of UNG’s Treasuries, cash and cash equivalents, whether held by UNG or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Gasoline-Related Investments. Although permitted to do so under its LP Agreement, UNG has not and does not intend to leverage its assets by making investments beyond its potential ability to meet the potential margin and collateral obligations relating to such investments. Consistent with this, UNG’s investment decisions will take into account the need for UNG to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, UNG becoming leveraged, including by its holding of assets that have a high probability of having a value of less than zero.

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

Futures positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as war or a foreign government taking political actions that disrupt the market for its currency, its natural gas production or exports, or another major export, can also make it difficult to liquidate a position. Because both Futures Contracts and Other Natural Gas-Related Investments may be illiquid, UNG’s Natural Gas Interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated. The large size of the positions that UNG may acquire increases the risk of illiquidity both by making its positions more difficult to liquidate and by potentially increasing losses while trying to do so.

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

Only Authorized Participants may directly purchase shares from or redeem shares with UNG through Creation Baskets or Redemption Baskets respectively. All other investors that desire to purchase or sell shares must do so through the NYSE Arca or in other markets, if any, in which the shares may be traded. Shares may trade at a premium or discount relative to NAV per share.

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

USCF’s LLC Agreement provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is wholly owned by The Marygold Companies. Inc., a controlled public company where the majority of shares are owned by Nicholas D. Gerber along with certain of his other family members and certain other shareholders.

USCF’s Board of Directors currently consists of four Management Directors, who are also executive officers or employees of USCF, and three Non-Management Directors, who are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of USCF Investments, Inc. (“USCF Investments”), formerly Wainwright Holdings, Inc., which is the sole member of USCF. The sole shareholder of USCF Investments is The Marygold Companies, Inc., formerly Concierge Technologies, Inc., (“Marygold”) a company publicly traded under the ticker symbol “MGLD”. Mr. Nicholas D. Gerber, along with certain of his family members and certain other shareholders, owns the majority of the shares in Marygold, which is the sole shareholder of USCF Investments, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of USCF Investments to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and UNG, including its regulatory obligations.

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

Because UNG’s shares are publicly traded, UNG is subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities include the Public Company Accounting Oversight Board (the “PCAOB”), the SEC, the CFTC, the NFA and NYSE Arca and these authorities have continued to develop additional regulations or interpretations of existing regulations. UNG’s ongoing efforts to comply with these regulations and interpretations have resulted in, and are likely to continue resulting in, a diversion of management’s time and attention from revenue-generating activities to compliance related activities.

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

USCF serves as the general partner or sponsor to each of UNG and the Related Public Funds. USCF may have a conflict to the extent that its trading decisions for UNG may be influenced by the effect they would have on the other funds it manages. By way of example, if, as a result of reaching position limits imposed by the NYMEX, UNG purchased natural gas futures contracts, this decision could impact UNG’s ability to purchase additional natural gas futures contracts if the number of contracts held by funds managed by USCF reached the maximum allowed by the NYMEX. Similar situations could adversely affect the ability of other Related Public Funds to track their benchmark futures contract(s).

UNG may also be subject to certain conflicts with respect to its FCMs, including, but not limited to, conflicts that result from the FCM receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the FCMs. In addition, USCF’s principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as UNG trades using the clearing broker to be used by UNG. A potential conflict also may occur if USCF’s principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by UNG.

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

The suspension in the ability of Authorized Participants to purchase Creation Baskets could cause UNG’s NAV to differ materially from its trading price.

In the event that there was a suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of UNG would likely still continue to actively trade the shares. However, in such a situation, Authorized Participants and other market makers may seek to adjust the market they make in the shares. Specifically, such market participants may increase the spread between the prices that they quote for offers to buy and sell shares to allow them to adjust to the potential uncertainty as to when they might be able to purchase additional Creation Baskets of shares. In addition, Authorized Participants may be less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or reduced number of shares on which quotes may be available, could increase the trading costs to investors in UNG compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants still were able to freely create new baskets of shares. In addition, there could be a significant variation between the market price at which shares are traded and the shares’ NAV, which is also the price shares can be redeemed with UNG by Authorized Participants in Redemption Baskets. The foregoing could also create significant deviations from UNG’s investment objective. Any potential impact to the market for shares of UNG that could occur from the Authorized Participant’s inability to create new baskets would likely not extend beyond the time when additional shares would be registered and available for distribution.

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

If such a determination is made, the same consequences associated with a suspension of the offering of Creation Baskets, as described in the foregoing risk factor, “The suspension in the ability of Authorized Participants to purchase Creation Baskets could cause UNG’s NAV to differ materially from its trading price.”

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

USCF is the subject of class action, derivative and other litigation. In light of the inherent uncertainties involved in litigation matters, an adverse outcome in this litigation could materially adversely affect USCF’s financial condition.

USCF and USCF’s directors and certain of its officers are currently subject to class action litigation. Estimating an amount or range of possible losses resulting from litigation proceedings to USCF is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages and are subject to appeal. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against USCF. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting therefrom. In light of the inherent uncertainties involved in such matters, an adverse outcome in this litigation could materially adversely affect USCF’s financial condition, results of operations or cash flows in any particular reporting period. In addition, litigation could result in substantial costs and divert USCF’s management’s attention and resources from conducting USCF’s operations, including the management of UNG and the other Related Public Funds. For more information, see “Item 3. Legal Proceedings” in this annual report on Form 10-K.

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

As of December 31, 2022, UNG had approximately 67,427 holders of shares.

Dividends

UNG has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

UNG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNG redeemed 91 baskets (comprising 9,100,000 shares) and 632 baskets (comprising 63,200,000 shares) for the three and twelve months ended December 31, 2022, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of Share	Average Price Per
Period	Redeemed	Share
10/1/22 to 10/31/22	1,400,000	$20.64
11/1/22 to 11/30/22	4,300,000	21.90
12/1/22 to 12/31/22	3,400,000	20.24
Total	9,100,000

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

Regulatory Disclosure

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. Below are certain key regulatory requirements that are, or may be, relevant to UNG. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact UNG are discussed in “Item 1. Business” in this quarterly report on Form 10-K.

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

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If UNG and the other Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the other Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net futures contracts back to the accountability level. As of December 31, 2022, UNG held 9,597 NYMEX Natural Gas Futures NG contracts and did not hold any Natural Gas Futures Contracts traded on the ICE Futures. UNG exceeded accountability levels of the NYMEX during the fiscal year ended December 31, 2022, when it held a maximum of 10,215 Natural Gas Futures NG Contracts. UNG did not exceed accountability levels of ICE Futures during the fiscal year ended December 31, 2022. No action was taken by the NYMEX and UNG did not reduce the number of Natural Gas Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the fiscal year ended December 31, 2022, UNG did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Price Movements

Natural gas futures prices were volatile during the year ended December 31, 2022. The price of the Benchmark Futures Contract started the year at $3.730 per million British thermal shares (“MMBtu”). The high of the year was on August 22, 2022 when the price reached $9.647 per MMBtu. The low of the year was on January 20, 2022 when the price dropped to $3.649 per MMBtu. The year ended with the Benchmark Futures Contract at $4.475 per MMBtu, an increase of approximately 19.97% over the year. UNG’s per share NAV began the year at $12.39 and ended the year at $14.22 on December 31, 2022, an increase/decrease of approximately 14.77% over the year. The Benchmark Futures Contract prices listed above began with the February 2022 contracts and ended with the February 2023 contracts. The increase of approximately 19.97% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG’s Benchmark.”

During the year ended December 31, 2022, the natural gas futures market experienced states of both contango and backwardation. When the market was in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

As of December 31, 2022, UNG has issued 2,260,700,000 shares, 30,184,588 of which were outstanding. As of December 31, 2022, there were 19,300,000 shares registered and paid for but not yet issued. UNG has registered 2,280,000,000 shares since inception. In addition, commencing with the registration statement that went effective on April 26, 2022, UNG has an unlimited number of shares registered and available for sale.

As of December 31, 2022, UNG had the following Authorized Participants: ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Per share net asset value, end of year	$14.22	$12.39
Average daily total net assets	$470,764,283	$337,401,833
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$7,266,558	$118,914
Annualized yield based on average daily total net assets	1.54%	0.04%
Management fee	$2,824,586	$2,024,410
Total fees and other expenses excluding management fees	$2,162,763	$1,723,565
Fees and expenses related the registration or offering of additional shares	$—	$103,290
Total commissions accrued to brokers	$702,686	$794,337
Total commissions as annualized percentage of average total net assets	0.15%	0.24%
Commissions accrued as a result of rebalancing	$573,331	$712,375
Percentage of commissions accrued as a result of rebalancing	81.59%	89.68%
Commissions accrued as a result of creation and redemption activity	$129,355	$81,961
Percentage of commissions accrued as a result of creation and redemption activity	18.41%	10.32%

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

The increase in the per share NAV for the year ended December 31, 2022, compared to the year ended December 31, 2021, was due primarily to higher prices for natural gas and the related increase in the value of the Natural Gas Futures Contracts in which UNG held and traded.

Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2022, compared to the year ended December 31, 2021. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was higher during the year ended December 31, 2022, compared to the year ended December 31, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2022, compared to the year ended December 31, 2021 was due primarily to an increase in management and professional fees.

The decrease in total commissions accrued to brokers for the year ended December 31, 2022, compared to the year ended December 31, 2021, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended December 31, 2022, the average daily change in the Benchmark Futures Contract was (1.012)%, while the average daily change in the per share NAV of UNG over the same time period was (1.001)%. The average daily difference was 0.011% (or 1.1 basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period UNG’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to December 31, 2022, the average daily change in the Benchmark Futures Contract was (0.070)%, while the average daily change in the per share NAV of UNG over the same time period was (0.072)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period UNG’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended December 31, 2022. The second graph measures monthly changes since December 31, 2017 through December 31, 2022.

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

For the year ended December 31, 2022, the actual total return of UNG as measured by changes in its per share NAV was 14.77%. This is based on an initial per share NAV of $12.39 as of December 31, 2021 and an ending per share NAV as of December 31, 2022 of $14.22. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $14.17 as of December 31, 2022, for a total return over the relevant time period of 14.37%. The difference between the actual per share NAV total return of UNG of 14.77% and the expected total return based on the Benchmark Futures Contract of 14.37% was an error over the time period of 0.40%, which is to say that UNG’s actual total return outperformed its benchmark by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the year ended December 31, 2021, the actual total return of UNG as measured by changes in its per share NAV was 34.67%. This was based on an initial per share NAV of $9.20 as of December 31, 2020 and an ending per share NAV as of December 31, 2021 of $12.39. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $12.54 as of December 31, 2021, for a total return over the relevant time period of 36.30%. The difference between the actual per share NAV total return of UNG of 34.67% and the expected total return based on the Benchmark Futures Contract of 36.30% was an error over the time period of (1.63)%, which is to say that UNG’s actual total return underperformed its benchmark by that percentage. UNG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UNG’s ability to accurately track Benchmark Futures Contract.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2022, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2022. Interest payments, and any other income, were retained within the portfolio and added to UNG’s NAV. When this income exceeds the level of UNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may rise over the near future from historical lows. It is anticipated that fees and expenses paid by UNG may continue to be lower than interest earned by UNG. As such, USCF anticipates that UNG could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2022, UNG did not hold any Other Natural Gas-Related Investments. UNG may invest in Other Natural Gas-Related Investments, such as OTC swaps, which have increased transaction-related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that UNG must pay to the swap counterparty certain fees that UNG does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Near Month Price (NG1) vs One-Year Forward Price (NG13)
(10 years ending 12/31/2022)*
$10.00
$9.00
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Near Month
13th Month

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between December 31, 2012 and December 31, 2022. Investors will note that the natural gas market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Near Month Price (NG1) minus One-Year Forward Price (NG13)
(10 years ending 12/31/2022)*

$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
-$1.00
-$2.00
-$3.00
Backwardation Market
Contango Market
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22

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

Natural Gas Market. During the year ended December 31, 2022, the price of the front month natural gas futures contract traded in a range between $3.717 and $9.680. Prices increased 19.97% from December 31, 2021 through December 31, 2022, finishing the year at $4.475. The number of rigs dedicated to natural gas production rose from 106 at the start of the year to 156 by the end of 2022. Natural Gas stored in the United States stood at 2891 billion cubic feet as of December 31, 2022, about 9.5% lower than the same time last year. Both domestic demand and U.S. exports of natural gas have increased over the last five years and rising demand relative to gas in storage led to the best returns for the commodity in almost a decade. The robust ability of the U.S. energy industry to meet demand may constrain natural gas prices except during periods of extreme temperatures.

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

For the ten-year time period between December 31, 2012 and December 31, 2022, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 10 Years

Correlation Matrix 10 Years	Large Cap US Equities (S&P 500)	US Gov’t Bonds (BEUSG4 Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap US Equities (S&P 500)	1.000	-0.015	0.974	0.378	0.220	0.464	0.188
US Gov’t Bonds (BEUSG4 Index)		1.000	0.000	-0.278	-0.422	-0.266	-0.044
Global Equities (FTSE World Index)			1.000	0.430	0.272	0.508	0.157
Crude Oil				1.000	0.743	0.765	0.054
Heating Oil					1.000	0.658	0.105
Unleaded Gasoline						1.000	0.120
Natural Gas							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 1 Year

Correlation Matrix 1 Year	Large Cap US Equities (S&P 500)	US Gov’t Bonds (BEUSG4 Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap US Equities (S&P 500)	1.000	0.611	0.988	0.176	-0.029	0.176	0.393
US Gov’t Bonds (BEUSG4 Index)		1.000	0.664	-0.035	-0.567	-0.086	0.134
Global Equities (FTSE World Index)			1.000	0.184	-0.073	0.155	0.355
Crude Oil				1.000	0.591	0.875	0.157
Heating Oil					1.000	0.533	0.204
Unleaded Gasoline						1.000	0.136
Natural Gas							1.000

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

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The comparison of the fiscal years ended December 31, 2021 and 2020 can be found in UNG’s annual report on Form 10-K for the fiscal year ended December 31, 2021 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets are held in UNG’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the year ended December 31, 2022, UNG’s expenses exceeded the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2021, UNG’s expenses did not exceed the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent income exceeds expenses, UNG’s NAV will be positively impacted.

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

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, if UNG is invested in OTC swaps, those OTC swaps have very limited liquidity since they are negotiated agreements that are not transferable by UNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. If UNG invests in OTC swaps in the future, such market conditions or contractual limits could prevent UNG from promptly liquidating its positions in Natural Gas Futures Contracts. During the year ended December 31, 2022, UNG did not purchase or liquidate any of its positions while daily limits were in effect; however, UNG cannot predict whether such an event may occur in the future.

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

As of December 31, 2022, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $559,491,651 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNG’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2022, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

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

As of December 31, 2022, UNG’s portfolio held 9,597 Natural Gas Futures NG Contracts traded on the NYMEX. As of December 31, 2022, UNG did not hold any Natural Gas Futures Contracts traded on the Ice Futures. For a list of UNG’s current holdings, please see UNG’s website at www.uscfinvestments.com.

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

Item 8. Financial Statements and Supplementary Data

United States Natural Gas Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of UNG’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2022, UNG’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States Natural Gas Fund, LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of United States Natural Gas Fund, LP (the “Fund”) as of December 31, 2022 and 2021, including the schedule of investments as of December 31, 2022 and 2021, and the related statements of operations, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Fund’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Natural Gas Fund, LP as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

/s/ Spicer Jeffries LLP

We have served as the Fund’s auditor since 2005.

Denver, Colorado

February 27, 2023

United States Natural Gas Fund, LP

Statements of Financial Condition

At December 31, 2022 and December 31, 2021

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $317,868,749 and $248,404,703, respectively) (Notes 2 and 5)	$317,868,749	$248,404,703
Equity in trading accounts:
Cash and cash equivalents (at cost $241,622,902 and $127,265,650, respectively)	241,622,902	127,265,650
Unrealized gain (loss) on open commodity futures contracts	(144,765,937)	1,362,413
Receivable for shares sold	14,488,801	—
Dividends receivable	1,108,561	5,336
Interest receivable	334,804	5,280
Prepaid insurance*	16,624	13,105
ETF transaction fees receivable	1,000	—

Total Assets	$430,675,504	$377,056,487

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$240,448	$200,355
Professional fees payable	922,743	634,674
Brokerage commissions payable	160,052	166,514
Directors’ fees payable*	8,056	8,046
License fees payable	5,729	12,507
Payable to related party	—	4,500,000

Total Liabilities	1,337,028	5,522,096

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	429,338,476	371,534,391
Total Partners’ Capital	429,338,476	371,534,391

Total Liabilities and Partners’ Capital	$430,675,504	$377,056,487

Limited Partners’ shares outstanding	30,184,588	29,984,588
Net asset value per share	$14.22	$12.39
Market value per share	$14.10	$12.49

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Schedule of Investments

At December 31, 2022

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2023 contracts, expiring January 2023*	$574,231,687	9,597	$(144,765,937)	(33.72)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.12%#	317,800,000	$317,800,000	74.02
Total United States Money Market Funds		$317,800,000	74.02

#   Reflects the 7-day yield at December 31, 2022.

*   Collateral amounted to $241,622,902 on open commodity futures contracts.

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

United States Natural Gas Fund, LP

Statements of Operations

For the years ended December 31, 2022, 2021 and 2020

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$218,669,630	$6,104,950	$(206,518,620)
Change in unrealized gain (loss) on open commodity futures contracts	(146,128,350)	15,817,312	6,313,791
Dividend income	5,230,113	48,789	832,573
Interest income*	2,036,445	70,125	1,846,120
ETF transaction fees	209,000	107,000	158,070
Total Income (Loss)	$80,016,838	$22,148,176	$(197,368,066)

Expenses
General Partner management fees (Note 3)	$2,824,586	$2,024,410	$2,413,189
Professional fees	1,283,049	693,849	647,911
Brokerage commissions	702,686	794,337	1,879,043
Directors’ fees and insurance	106,413	81,479	83,030
License Fee	70,615	50,610	60,330
Registration fees	—	103,290	364,200
Total Expenses	$4,987,349	$3,747,975	$5,447,703
Net Income (Loss)	$75,029,489	$18,400,201	$(202,815,769)
Net Income (Loss) per limited partner share	$1.83	$3.19	$(7.71)
Net Income (Loss) per weighted average limited partner share	$3.43	$0.69	$(6.11)
Weighted average limited partner shares outstanding	21,883,766	26,747,876	33,208,424

*    Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Statement of Changes in Partners’ Capital

For the years ended December 31, 2022, 2021 and 2020

	Limited Partners*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Balances at beginning of year	$371,534,391	$414,596,507	$444,573,254
Addition of 63,400,000, 30,400,000 and 86,500,000 partnership shares, respectively	1,312,675,634	474,128,846	996,648,674
Redemption of (63,200,000), (45,500,000) and (67,700,000) partnership shares, respectively	(1,329,901,038)	(535,591,163)	(823,809,652)
Net income (loss)	75,029,489	18,400,201	(202,815,769)

Balances at end of year	$429,338,476	$371,534,391	$414,596,507

*     General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Statements of Cash Flows

For the years ended December 31, 2022, 2021 and 2020

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$75,029,489	$18,400,201	$(202,815,769)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	146,128,350	(15,817,312)	(6,313,791)
(Increase) decrease in dividends receivable	(1,103,225)	(5,150)	140,084
(Increase) decrease in interest receivable	(329,524)	8,906	(8,959)
(Increase) decrease in prepaid insurance*	(3,519)	479	(6,015)
(Increase) decrease in prepaid registration fees	—	103,290	364,200
(Increase) decrease in ETF transaction fees receivable	(1,000)	1,000	—
Increase (decrease) in General Partner management fees payable	40,093	(11,747)	4,957
Increase (decrease) in professional fees payable	288,069	(29,327)	(122,717)
Increase (decrease) in brokerage commissions payable	(6,462)	22,521	107,693
Increase (decrease) in directors’ fees payable*	10	2,479	(5,124)
Increase (decrease) in license fees payable	(6,778)	1,694	8,180
Increase (decrease) in related party payable	(4,500,000)	4,500,000	—
Net cash provided by (used in) operating activities	215,535,503	7,177,034	(208,647,261)

Cash Flows from Financing Activities:
Addition of partnership shares	1,298,186,833	474,128,846	1,003,414,098
Redemption of partnership shares	(1,329,901,038)	(546,118,094)	(813,282,721)
Net cash provided by (used in) financing activities	(31,714,205)	(71,989,248)	190,131,377

Net Increase (Decrease) in Cash and Cash Equivalents	183,821,298	(64,812,214)	(18,515,884)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	375,670,353	440,482,567	458,998,451
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$559,491,651	$375,670,353	$440,482,567

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$317,868,749	$248,404,703	$342,942,967
Equity in Trading Accounts:
Cash and cash equivalents	241,622,902	127,265,650	97,539,600
Total Cash, Cash Equivalents and Equity in Trading Accounts	$559,491,651	$375,670,353	$440,482,567

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Notes to Financial Statements

For the years ended December 31, 2022, 2021 2020

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

UNG seeks to achieve its investment objective by investing primarily in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other natural gas-related investments such as cash settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the- counter” or “OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments include those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in the notes to the financial statements. As of December 31, 2022, UNG held 9,597 Futures Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on the ICE Futures US.

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

In April 2007, UNG initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UNG established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,001,000. UNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of December 31, 2022, UNG had registered a total of 2,280,000,000 shares.

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

In accordance with U.S. GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2022.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2022.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2022, 2021 and 2020, UNG incurred $0, $103,290, and $364,200 respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2022 totaled $106,413 for UNG and, in the aggregate for UNG and the Related Public Funds, were approximately $1,258,000. For the year ended December 31, 2021 these fees and expenses were $1,081,963 for UNG and the Related Public Funds. UNG’s portion of such fees and expenses for the year ended December 31, 2021 was $81,479. For the year ended December 31, 2020, these fees and expenses were $585,896 for UNG and the Related Public Funds. UNG’s portion of such fees and expenses for the year ended December 31, 2020 was $83,030.

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNG and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2022, 2021 and 2020, UNG incurred $70,615, $50,610 and $60,330, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs are estimated to be $1,243,549 for the year ending December 31, 2022. For the years ending December 31, 2021 and 2020 UNG’s investor reporting costs totaled $670,349 and $587,711 respectively. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees

In addition to the fees described above, UNG pays all brokerage fees and other expenses in connection with the operation of UNG, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

UNG is party to a marketing agent agreement, dated as of April 17, 2007, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UNG as outlined in the agreement. The fee of the Marketing Agent through December 31, 2022, which is borne by USCF, was equal to 0.06% on UNG’s assets up to $3 billion and 0.04% on UNG’s assets in excess of $3 billion. The agreement with the Marketing Agent has been amended and, commencing October 1, 2022, the fee of the Marketing Agent, which is calculated daily and payable monthly by USCF, is equal to 0.025% of UNG’s total net assets. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10 percent of the gross proceeds of UNG’s offering.

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

Brokerage and Futures Commission Merchant Agreements

UNG entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as UNG’s FCM effective October 10, 2013. UNG has engaged each of Marex North America, LLC, formerly, RCG Division of Marex Spectron (“MNA”), E D & F Man Capital Markets Inc. (“MCM”) and Macquarie Futures USA LLC (“MFUSA”) to serve as additional FCMs to UNG effective on May 28, 2020, June 5, 2020, and December 3, 2020, respectively. The agreements with UNG’s FCMs require the FCMs to provide services to UNG in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through the applicable FCM for UNG’s account. In accordance with the FCM agreements, UNG pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNG also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Total commissions accrued to brokers	$702,686	$794,337	$1,879,043
Total commissions as annualized percentage of average total net assets	0.15%	0.24%	0.47%
Commissions accrued as a result of rebalancing	$573,331	$712,375	$1,636,443
Percentage of commissions accrued as a result of rebalancing	81.59%	89.68%	87.09%
Commissions accrued as a result of creation and redemption activity	$129,355	$81,961	$242,600
Percentage of commissions accrued as a result of creation and redemption activity	18.41%	10.32%	12.91%

The decrease in total commissions accrued to brokers for the year ended December 31, 2022, compared to the year ended December 31, 2021, was due primarily to a lower number of natural gas futures contracts being held and traded.

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

Significant market volatility has recently occurred and is continuing in the natural gas markets and the natural gas futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the war between Russia and the Ukraine, and continuing disputes among natural gas-producing countries. These and other events could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UNG and the impact of which could limit UNG’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In such a circumstance, UNG could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Natural-Gas Related Investments.

All of the futures contracts held by UNG through December 31, 2022 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to risk of loss associated with an investment in such money market funds. As of December 31, 2022 and December 31, 2021, UNG held investments in money market funds in the amounts of $317,800,000 and $243,443,000, respectively. UNG also holds cash deposits with its custodian. As of December 31, 2022 and December 31, 2021, UNG held cash deposits and investments in Treasuries in the amounts of $241,691,651 and $132,227,353 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2022, 2021 and 2020 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Per Share Operating Performance:
Net asset value, beginning of year	$12.39	$9.20	$16.91
Total income (loss)	2.06	3.33	(7.55)
Total expenses	(0.23)	(0.14)	(0.16)
Net increase (decrease) in net asset value	1.83	3.19	(7.71)
Net asset value, end of year	$14.22	$12.39	$9.20

Total Return	14.77%	34.67%	(45.59)%

Ratios to Average Net Assets
Total income (loss)	17.00%	6.56%	(49.07)%
Management fees	0.60%	0.60%	0.60%
Total expenses excluding management fees	0.46%	0.51%	0.75%
Net income (loss)	15.94%	5.45%	(50.42)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UNG.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2022 and 2021.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2022	2022	2022	2022
Total Income (Loss)	$210,949,307	$(53,073,030)	$115,944,781	$(193,804,220)
Total Expenses	910,354	1,228,320	1,438,980	1,409,695
Net Income (Loss)	$210,038,953	$(54,301,350)	$114,505,801	$(195,213,915)
Net Income (Loss) per Share	$7.30	$(1.24)	$4.83	$(9.06)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2021	2021	2021	2021
Total Income (Loss)	$29,808,098	$76,635,015	$134,756,130	$(219,051,067)
Total Expenses	1,016,829	908,693	755,392	1,067,061
Net Income (Loss)	$28,791,269	$75,726,322	$134,000,738	$(220,118,128)
Net Income (Loss) per Share	$0.41	$3.14	$7.54	$(7.90)

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

The following table summarizes the valuation of UNG’s securities at December 31, 2022 using the fair value hierarchy:

At December 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$317,800,000	$317,800,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(144,765,937)	(144,765,937)	—	—

The following table summarizes the valuation of UNG’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$243,443,000	$243,443,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,362,413	1,362,413	—	—

Effective January 1, 2009, UNG adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	December 31,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2022	2021
Futures - Commodity Contracts	Assets	$(144,765,937)	$1,362,413

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the year ended		For the year ended
		December 31, 2022		December 31, 2021		December 31, 2020
			Change in		Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Derivatives not	on Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives
Accounted for as	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Hedging Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$218,669,630		$6,104,950		$(206,518,620)

	Change in unrealized gain (loss) on open positions		$(146,128,350)		$15,817,312		$6,313,791

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. UNG has no executive officers. Pursuant to the terms of the LP Agreement, UNG’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	60	Management Director, Vice President
Andrew F Ngim	62	Chief Operating Officer, Management Director and Portfolio Manager
Robert L. Nguyen	63	Management Director
John P. Love	51	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	59	Chief Financial Officer, Secretary and Treasurer
Daphne Frydman	48	Director of Compliance
Ray W. Allen	66	Portfolio Manager
Kevin A. Baum	52	Chief Investment Officer
Gordon L. Ellis	76	Independent Director
Malcolm R. Fobes III	58	Independent Director
Peter M. Robinson	65	Independent Director

Ray W. Allen, 66, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager from May 2015 to September 2018, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO from September 2009 to September 2018, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, and (4) United States 3x Oil Fund and United States 3x Short Oil Fund from July 2017 to December 2019, and (5) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, from October 2017 to March 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to October 2021 and then portfolio manager since January 2022. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 52, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. He also serves as the Chief Investment Officer of USCF Advisers since June 2021. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved with respect to USCF as an NFA principal and associated person since April 2016, a branch manager since January 2017, and a swap associated person since November 2020. He also is an associated person and branch manager of USCF Advisers as of February 2017, and, as of June 2021, a swap associated person. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 59, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015 and also the Chief Financial Officer of The Marygold Companies, Inc., formerly Concierge Technologies, Inc. (“Marygold”), the parent of USCF Investments, Inc., formerly Wainwright Holdings, Inc. (“USCF Investments”) since December 2017. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Marygold, since November 2019. In addition, Mr. Crumbaugh has served as a director of USCF Investments, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of (1) USCF ETF Trust since May 2015 and (2) USCF Mutual Funds Trust since October 2016. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant - Michigan (inactive).

Daphne G. Frydman, 48, General Counsel of USCF and USCF Advisers, LLC since May 2018, and Director of Compliance of USCF since April 2022. She is also the Chief Legal Officer of USCF ETF Trust since May 2018 and Secretary of the same since December 2021. Ms. Frydman served as Deputy General Counsel of USCF and USCF Advisers, LLC from May 2016 through May 2018. From September 2001 through April 2016, Ms. Frydman was an attorney in private practice at the law firm Sutherland Asbill & Brennan LLP. Ms. Frydman is registered as a principal of USCF as of June 1, 2022. Ms. Frydman earned her JD from the Northwestern University Pritzker School of Law and a B.A. in College of Letters and Spanish from Wesleyan University.

Nicholas D. Gerber, 60, Management Director since June 2005. Mr. Gerber served as President and Chief Executive Officer of USCF from June 2005 through May 2015, Vice President from May 2015 to January 2023, and Chairman of the Board of Directors of USCF from June 2005 through October 2019. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. Since January 2015, Mr. Gerber also has served as the Chief Executive Officer, President, and Chairman of the Board of Directors of Marygold, which is a company publicly traded under the ticker symbol “MGLD.” Marygold is the sole shareholder of USCF Investments. He is also the CEO and a member of the Board of Directors of Marygold & Co., a subsidiary of Marygold, since November 2019. Mr. Gerber serves as CEO of a newly formed Marygold subsidiary, Marygold & Co. (UK) Limited in London, England, since August 2021. Mr. Gerber also is the President and a director of USCF Investments Inc., a position he has held since March of 2004. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. In January 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. Mr. Gerber also has served USCF Advisers on the Board of Managers from June 2013 to present, as the President from June 2013 through June 2015, and as Vice President from June 2015 to present. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, since February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as Chairman of the Boards of Trustees of USCF ETF Trust since 2014 and USCF Mutual Funds Trust since October 2016, respectively, (USCF ETF Trust and together with USCF Mutual Funds Trust are referred to as the “Trusts”) and each of the Trusts are investment companies registered under the Investment Company Act of 1940, as amended. In addition, Mr. Gerber served as the President and Chief Executive Officer of USCF ETF Trust from June 2014 until December 2015. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Additionally, effective as of January 2017, he is a principal of USCF Advisers and, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 51, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of USCF Investments, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Mr. Love has served as on the Board of Managers of USCF Advisers since November 2016 and as its President since June 18, 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer of the USCF ETF Trust. Since October 2016 to present, he also has served as the President and Chief Executive of the USCF Mutual Funds Trust. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds an NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 62, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI and CPER since January 2013 and for the United States Agriculture Index Fund from January 2013 to September 2018. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013 and Chief Operating Officer of USCF Advisers since March 2021. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (a) the following series of the USCF ETF Trust: (1) the Stock Split Index Fund from September 2014 to October 2017, (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, (3) USCF SummerHaven SHPEI Index Fund from December 2017 to October 2020, (4) USCF SummerHaven SHPEN Index Fund from December 2017 to April 2020, and (b) a series of USCF Mutual Funds Trust, the USCF Commodity Strategy Fund, from March 2017 to March 2019. Mr. Ngim also serves as the portfolio manager for the following series of the USCF ETF Trust: (1) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, from May 2018 to present, and (2) the USCF Sustainable Battery Metals Strategy Fund from January 2023 to present. Mr. Ngim serves as a Management Trustee of: (1) the USCF ETF Trust from August 2014 to the present and (2) the USCF Mutual Funds Trust from October 2016 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 63, Management Director and principal since July 2015. Mr. Nguyen served on the Board of USCF Investments, from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Gordon L. Ellis, 76, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores and developed mining properties and is currently driving an arbitration suit against the Republic of Peru. He also serves as a director of Goldhaven Resources, a firm that acquires, explores and develops mining properties in Canada and Chile, from August 2020 to present. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is a professional engineer, retired, and earned an MBA in international finance.

Malcolm R. Fobes III, 58, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman, Chief Executive Officer and Chief Investment Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 65, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, Daphne Frydman and USCF Investments, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum and Daphne Frydman. In addition, USCF Investments is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in UNG. Ray W. Allen and Andrew F Ngim make trading and investment decisions for, and execute trades on behalf of, UNG. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

UNG does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of UNG and other entities controlled by USCF. UNG does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. UNG pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.60% average daily total net assets of UNG for the first $1,000,000,000 and 0.50% of average daily total net assets of UNG for amounts above $1,000,000,000. For 2022, UNG accrued aggregate management fees of $2,824,586.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2022, by the directors of USCF. UNG’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2022 was $106,413.

Change in
Pension Value
and
	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
Name	in Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
Nicholas D. Gerber	$—	NA	NA	NA	$—	$—	$—
John P. Love	$—	NA	NA	NA	$—	$—	$—
Andrew F Ngim	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$10,999	NA	NA	NA	$—	$—	$10,999
Gordon L. Ellis	$10,999	NA	NA	NA	$—	$—	$10,999
Malcolm R. Fobes III(1)	$13,199	NA	NA	NA	$—	$—	$13,199
(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

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

Director Independence

In February 2022, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, UNG or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14. Principal Accountant Fees and Services.

The fees for services billed to UNG by its independent auditors for the last two fiscal years are as follows:

	2022	2021
Audit fees	$165,000	$165,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$165,000	$165,000

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page xx.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(8)	Fifth Amended and Restated Agreement of Limited Partnership.
3.3(7)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
4.1(15)	Description of Securities.
10.1(9)	Form of Authorized Participant Agreement.
10.2(2)	Marketing Agent Agreement.
10.3(2)	Amendment Agreement to the Marketing Agent Agreement.
10.4(3)	Amendment No. 2 to the Marketing Agent Agreement.
10.5(4)	Fourth Amendment Agreement to the Marketing Agent Agreement.
10.6(5)	License Agreement.
10.7(6)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.8(11)	Form of Custody Agreement with The Bank of New York Mellon.
10.9(11)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.10(11)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon.
10.11(10)	Form of Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC.
10.12(12)	Form of Commodity Futures Customer Agreement with RCG Division of Marex Spectron.
10.13(13)	Form of Customer Agreement with E D & F Man Capital Markets Inc.
10.14(14)	Form of Customer Agreement with Macquarie Futures USA LLC.
10.15(17)	ISDA 2002 Master Agreement, dated November 30, 2021, by and between United States Natural Gas Fund, LP and Macquarie Bank Limited.
23.1(16)	Consent of Independent Registered Public Accounting Firm.
31.1(16)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(16)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(16)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(16)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-137871) filed on October 6, 2006.

(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 9, 2009.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.
(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 27, 2013.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(9)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to Form S-3 (File No. 333-203061), filed on March 31, 2016.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 10, 2013.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2020.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on May 29, 2020.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 9, 2020.
(14)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 7, 2020.
(15)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 13, 2020.
(16)	Filed herewith.
(17)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on November 30, 2021

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

Date: February 27, 2023

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 27, 2023

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	February 27, 2023
Nicholas D. Gerber

/s/ John P. Love	Management Director	February 27, 2023
John P. Love

/s/ Andrew F Ngim	Management Director	February 27, 2023
Andrew F Ngim

/s/ Robert L. Nguyen	Management Director	February 27, 2023
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	February 27, 2023
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	February 27, 2023
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	February 27, 2023
Malcolm R. Fobes III