Form 10-Q
period 2023-09-30
United States Natural Gas Fund, LP
filed 2023-11-07
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2023.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 149,284,588 outstanding shares as of October 30, 2023.

United States Natural Gas Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At September 30, 2023 (Unaudited) and December 31, 2022

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents (at cost $816,189,857 and $317,868,749, respectively) (Notes 2 and 5)	$816,189,857	$317,868,749
Equity in trading accounts:
Cash and cash equivalents (at cost $345,501,981 and $241,622,902, respectively)	345,501,981	241,622,902
Unrealized gain (loss) on open commodity futures contracts	(11,838,000)	(144,765,937)
Unrealized gain (loss) on open swap contracts	(7,028,587)	—
Receivable for shares sold	10,269,686	14,488,801
Dividends receivable	795,321	1,108,561
Interest receivable	3,633,613	334,804
Prepaid insurance*	104,474	16,624
ETF transaction fees receivable	—	1,000

Total Assets	$1,157,628,345	$430,675,504

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$565,459	$240,448
Professional fees payable	615,438	922,743
Brokerage commissions payable	171,877	160,052
Directors’ fees payable*	22,947	8,056
License fees payable	29,205	5,729

Total Liabilities	1,404,926	1,337,028

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	1,156,223,419	429,338,476
Total Partners’ Capital	1,156,223,419	429,338,476

Total Liabilities and Partners’ Capital	$1,157,628,345	$430,675,504

Limited Partners’ shares outstanding	169,784,588	30,184,588
Net asset value per share	$6.81	$14.22
Market value per share	$6.83	$14.10
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2023

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas NG November 2023 contracts, expiring October 2023*	$845,987,910	28,479	$(11,838,000)	(1.02)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.27%#	190,950,000	190,950,000	16.52
Total United States Money Market Funds		$190,950,000	16.52

Open OTC Commodity Swap Contracts

								Unrealized
						Fair		Gain (Loss)
						Value/Open		on
Fund Receives						Commodity	Upfront	Commodity
from	Fund Pays		Payment	Expiration	Notional	Swap	Payments/(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
MQCP362HT Index(b)	0.25%	Macquarie Bank Ltd	monthly	04/11/2023	201,673,111	201,647,394	—	(7,027,143)
SGIXCNG1T Index(b)	0.40	Societe Generale	monthly	09/29/2023	127,642,179	127,640,735	—	(1,444)
Total Open OTC Commodity Swap Contracts∧					329,315,290	329,288,129	—	(7,028,587)

(a)Reflects the value at reset date of September 30, 2023.

(b)Custom index comprised of a basket of underlying instruments.

#   Reflects the 7-day yield at September 30, 2023.

∧   Collateral amounted to $81,740,000 on open OTC commodity swap contracts.

*   Collateral amounted to $345,501,981 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income
Gain (loss) on trading of commodity futures and swap contracts:
Realized gain (loss) on closed commodity futures contracts	$7,202,157	$80,320,250	$(531,390,572)	$373,636,810
Realized gain (loss) on swap contracts	2,076,722	—	(38,885,017)	—
Change in unrealized gain (loss) on open commodity futures contracts	(65,003,845)	32,996,099	132,927,937	(103,249,514)
Change in unrealized gain (loss) on open OTC commodity swap contracts	(36,595,600)	—	(7,028,587)	—
Dividend income	2,717,307	1,677,410	9,837,562	2,278,844
Interest income*	10,527,836	906,022	24,730,556	1,000,918
ETF transaction fees	82,000	45,000	292,000	154,000
Total Income (Loss)	$(78,993,423)	$115,944,781	$(409,516,121)	$273,821,058

Expenses
General Partner management fees (Note 3)	$1,688,916	$807,940	$4,703,655	$2,074,706
Professional fees	282,358	425,976	897,302	850,574
Brokerage commissions	582,817	155,282	2,175,234	523,328
Directors’ fees and insurance	53,918	29,583	134,489	77,178
License fees	42,222	20,199	117,591	51,868
Total Expenses	$2,650,231	$1,438,980	$8,028,271	$3,577,654
Net Income (Loss)	$(81,643,654)	$114,505,801	$(417,544,392)	$270,243,404
Net Income (Loss) per limited partner share	$(0.65)	$4.83	$(7.41)	$10.89
Net Income (Loss) per weighted average limited partner share	$(0.51)	$5.78	$(2.89)	$13.01
Weighted average limited partner shares outstanding	160,160,675	19,800,892	144,384,954	20,770,302

*Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Limited Partners*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Balances at beginning of period	$1,120,319,150	$414,815,293	$429,338,476	$371,534,391
Addition of 76,900,000, 9,100,000, 338,200,000 and 44,300,000 partnership shares, respectively	529,778,764	258,068,758	2,670,802,748	966,247,004
Redemption of (57,200,000), (11,400,000), (198,600,000) and (54,100,000) partnership shares, respectively	(412,230,841)	(317,427,159)	(1,526,373,413)	(1,138,062,106)
Net income (loss)	(81,643,654)	114,505,801	(417,544,392)	270,243,404

Balances at end of period	$1,156,223,419	$469,962,693	$1,156,223,419	$469,962,693
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2023 and 2022

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$(417,544,392)	$270,243,404
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(132,927,937)	103,249,514
Change in unrealized (gain) loss on open swap contracts	7,028,587	—
(Increase) decrease in dividends receivable	313,240	(605,282)
(Increase) decrease in interest receivable	(3,298,809)	(283,260)
(Increase) decrease in prepaid insurance*	(87,850)	(22,354)
(Increase) decrease in ETF transaction fees receivable	1,000	(1,000)
Increase (decrease) in General Partner management fees payable	325,011	58,641
Increase (decrease) in professional fees payable	(307,305)	(93,914)
Increase (decrease) in brokerage commissions payable	11,825	(1,391)
Increase (decrease) in directors’ fees payable*	14,891	270
Increase (decrease) in license fees payable	23,476	(5,327)
Increase (decrease) in related party payable	—	(4,500,000)
Net cash provided by (used in) operating activities	(546,448,263)	368,039,301

Cash Flows from Financing Activities:
Addition of partnership shares	2,675,021,863	963,918,711
Redemption of partnership shares	(1,526,373,413)	(1,138,062,106)
Net cash provided by (used in) financing activities	1,148,648,450	(174,143,395)

Net Increase (Decrease) in Cash and Cash Equivalents	602,200,187	193,895,906

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	559,491,651	375,670,353
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$1,161,691,838	$569,566,259

Components of Cash, Cash Equivalents, and Equity in Trading Accounts
Cash and cash equivalents	$816,189,857	$279,255,908
Equity in Trading Accounts:
Cash and cash equivalents	345,501,981	290,310,351
Total Cash, Cash Equivalents and Equity in Trading Accounts	$1,161,691,838	$569,566,259
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended September 30, 2023

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

UNG seeks to achieve its investment objective by investing primarily in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures, liquidity requirements, or in view of market conditions, other natural gas-related investments such as cash settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments include, but are not limited to, those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in the notes to the financial statements. As of September 30, 2023, UNG held 28,479 Futures Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on the ICE Futures US.

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

In April 2007, UNG initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UNG established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,001,000. UNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of September 30, 2023, UNG had registered an unlimited number of shares and available for issuance. On April 26, 2022, the SEC declared effective a registration statement filed by UNG that registered an unlimited number of shares. As a result, UNG has an unlimited number of shares that can be issued in the form of Creation Baskets.

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

In accordance with U.S. GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2023.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2023.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2023 and 2022, UNG did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the other Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the other Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each other Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2023 are estimated to be a total of $190,000 for UNG and, in the aggregate for UNG and the other Related Public Funds, $1,210,000.

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNG and the other Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2023 and 2022, UNG incurred $117,591 and $51,868, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs were estimated to be $1,100,000 for the year ending December 31, 2023. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees

In addition to the fees described above, UNG pays all brokerage fees and other expenses in connection with the operation of UNG, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

UNG is party to a marketing agent agreement, dated as of April 17, 2007, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UNG as outlined in the agreement. The fee of the Marketing Agent through September 30, 2023, which is borne by USCF, was equal to 0.06% on UNG’s assets up to $3 billion and 0.04% on UNG’s assets in excess of $3 billion. The agreement with the Marketing Agent has been amended and, commencing October 1, 2022, the fee of the Marketing Agent, which is calculated daily and payable monthly by USCF, is equal to 0.025% of UNG’s total net assets. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10 percent of the gross proceeds of UNG’s offering.

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

Brokerage and Futures Commission Merchant Agreements

UNG entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as UNG’s FCM effective October 10, 2013. UNG has engaged each of RCG Division of Marex Spectron (“RCG”), E D & F Man Capital Markets Inc. (“MCM”), Macquarie Futures USA LLC (“MFUSA”) and ADM Investor Services Inc. to serve as additional FCMs to UNG effective on May 28, 2020, June 5, 2020, December 3, 2020 and August 8, 2023, respectively. The agreements with UNG’s FCMs require the FCMs to provide services to UNG in connection with the purchase and sale of Natural Gas Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through the applicable FCM for UNG’s account. In accordance with the FCM agreements, UNG pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Natural Gas Futures Contracts and options on Natural Gas Futures Contracts. Such fees include those incurred when purchasing Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG issues shares as a result of a Creation Basket, as well as fees incurred when selling Natural Gas Futures Contracts and options on Natural Gas Futures Contracts when UNG redeems shares as a result of a Redemption Basket. Such fees are also incurred when Natural Gas Futures Contracts and options on Natural Gas Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNG also incurs commissions to brokers for the purchase and sale of Natural Gas Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Total commissions accrued to brokers	$2,175,234	$523,328
Total commissions as annualized percentage of average total net assets	0.28%	0.15%

The increase in total commissions accrued to brokers for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was due primarily to a higher number of natural gas futures contracts being held and traded.

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

Significant market volatility has recently occurred in the natural gas markets and the natural gas futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, the Russia-Ukraine war, political unrest, attacks or threats of attack by terrorists, conflicts in the Middle East, and continuing disputes among natural gas-producing countries. These factors could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UNG and the impact of which could limit UNG’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In such a circumstance, UNG could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Natural-Gas Related Investments.

All of the futures contracts held by UNG through September 30, 2023 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2023 and December 31, 2022, UNG held investments in money market funds in the amounts of $190,950,000 and $317,800,000, respectively. UNG also holds cash deposits with its custodian. As of September 30, 2023 and December 31, 2022, UNG held cash deposits and investments in Treasuries in the amounts of $970,741,838 and $241,691,651 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2023 and 2022 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$7.46	$18.45	$14.22	$12.39
Total income (loss)	(0.63)	4.90	(7.35)	11.06
Total expenses	(0.02)	(0.07)	(0.06)	(0.17)
Net increase (decrease) in net asset value	(0.65)	4.83	(7.41)	10.89
Net asset value, end of period	$6.81	$23.28	$6.81	$23.28

Total Return	(8.71)%	26.18%	(52.11)%	87.89%

Ratios to Average Net Assets
Total income (loss)	(7.07)%	21.70%	(39.07)%	59.23%
Management fees#	0.60%	0.60%	0.60%	0.60%
Total expenses excluding management fees#	0.34%	0.47%	0.42%	0.43%
Net income (loss)	(7.31)%	21.43%	(39.84)%	58.45%
#	Annualized.

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

The following table summarizes the valuation of UNG’s securities at September 30, 2023 using the fair value hierarchy:

At September 30, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$190,950,000	$190,950,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(11,838,000)	(11,838,000)	—	—
OTC Commodity Swap Contracts	(7,028,587)	(7,028,587)	—	—

The following table summarizes the valuation of UNG’s securities at December 31, 2022 using the fair value hierarchy:

At December 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$317,800,000	$317,800,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(144,765,937)	(144,765,937)	—	—

Effective January 1, 2009, UNG adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial		Fair Value at
	Condition	Fair Value at	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	September 30, 2023	2022
Futures – Commodity Contracts	Liabilities	$(11,838,000)	$(144,765,937)
Swap – Commodity Contracts	Liabilities	$(7,028,587)	$—

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2023		September 30, 2022
		Realized Gain
Derivatives not		(Loss) on	Change in Unrealized		Change in Unrealized
Accounted for as	Location of Gain (Loss)	Derivatives	Gain (Loss) on	Realized Gain (Loss) on	Gain (Loss) on
Hedging	on Derivatives	Recognized in	Derivatives Recognized	Derivatives Recognized	Derivatives Recognized
Instruments	Recognized in Income	Income	in Income	in Income	in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(531,390,572)		$373,636,810
	Change in unrealized gain (loss) on open positions		$132,927,937		$(103,249,514)
OTC Swap - Commodity Contracts	Realized gain (loss) on closed positions	$(38,885,017)		$—
	Change in unrealized gain (loss) on open positions		$(7,028,587)		$—

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

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If UNG and the other Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the other Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net futures contracts back to the accountability level. As of September 30, 2023, UNG held 28,479 NYMEX Natural Gas Futures NG contracts and did not hold any Natural Gas Futures Contracts traded on the ICE Futures. UNG exceeded accountability levels of the NYMEX during the nine months ended September 30, 2023, including when it held a maximum of 46,245 Natural Gas Futures NG contracts, on the NYMEX, exceeding the “any” month limit. No action was taken by the NYMEX and UNG did not reduce any positions held.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the nine months ended September 30, 2023, UNG did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Infectious disease outbreaks like COVID-19 may arise in the future and could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to such an outbreak, including the potential for significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by UNG. Public health crises caused by infectious disease outbreaks may exacerbate other pre-existing political, social and economic risks in certain countries or globally and their duration cannot be determined with certainty.

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

Price Movements

Natural gas futures prices were volatile during the nine months ended September 30, 2023. The price of the Benchmark Futures Contract started the period at $4.475 per million British thermal shares (“MMBtu”). The high of the period was on December 30, 2022 when the price reached $4.475per MMBtu. The low of the period was on April 6, 2023 when the price dropped to $2.011 per MMBtu. The period ended with the Benchmark Futures Contract at $2.929 per MMBtu, a decrease of approximately (34.55)% over the period. UNG’s per share NAV began the period at $14.22 and ended the period at $6.81 on September 30, 2023, a decrease of approximately (52.11)% over the period. The Benchmark Futures Contract prices listed above began with the February 2023 contracts and ended with the October 2023 contracts. The decrease of approximately (34.55)% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG’s Benchmark.”

During the nine months ended September 30, 2023, the natural gas futures market was in a state of contango. When the market was in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

As of September 30, 2023, UNG had issued 2,598,900,000 shares, 169,784,588 of which were outstanding. On April 26, 2022, the SEC declared effective a registration statement filed by UNG that registered an unlimited number of shares. As a result, UNG has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by UNG than are outstanding due to the redemption of shares.

As of September 30, 2023, UNG had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Average daily total net assets	$1,048,128,160	$462,312,289
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$34,568,118	$3,279,762
Annualized yield based on average daily total net assets	4.41%	0.95%
Management fee	$4,703,655	$2,074,706
Total fees and other expenses excluding management fees	$3,324,616	$1,502,948
Total commissions accrued to brokers	$2,175,234	$523,328
Total commissions as annualized percentage of average total net assets	0.28%	0.15%

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

Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was higher during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. To the degree that the aggregate yield is higher the net expense ratio will be lower.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was due primarily to an increase in total commissions accrued to brokers and fees and expenses related to the registration or offering of additional shares.

The increase in total commissions accrued to brokers for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was due primarily to a higher number of Natural Gas Futures Contracts being held and traded.

For the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

	Three months ended	Three months ended
	September 30, 2023	September 30, 2022
Average daily total net assets	$1,116,764,866	$534,235,596
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$13,245,143	$2,583,432
Annualized yield based on average daily total net assets	4.71%	1.92%
Management fee	$1,688,916	$807,940
Total fees and other expenses excluding management fees	$961,315	$631,040
Expenses after the allowance of the expense waiver	$2,650,231	$1,438,980
Total commissions accrued to brokers	$582,817	$155,282
Total commissions as annualized percentage of average total net assets	0.21%	0.12%

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

Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was higher during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. To the degree that the aggregate yield is higher the net expense ratio will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was due primarily to an increase in total commissions accrued to brokers and fees and expenses related to the registration or offering of additional shares.

The increase in total commissions accrued to brokers for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was due primarily to a higher number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended September 30, 2023, the average daily change in the Benchmark Futures Contract was (0.104)%, while the average daily change in the per share NAV of UNG over the same time period was (0.088)%. The average daily difference was 0.016% (or 1.6 basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period UNG’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to September 30, 2023, the average daily change in the Benchmark Futures Contract was (0.081)%, while the average daily change in the per share NAV of UNG over the same time period was (0.082)%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNG’s NAV performed was within the plus or minus 10 percent range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first chart below shows the daily movement of UNG’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30 valuation day period ended September 30, 2023, the last trading day in September. The second chart below shows the monthly total returns of UNG as compared to the monthly value of the Benchmark Futures Contract for the five years ended September 30, 2023.

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

For the nine months ended September 30, 2023, the actual total return of UNG as measured by changes in its per share NAV was (52.11)%. This is based on an initial per share NAV of $14.22 as of December 31, 2022 and an ending per share NAV as of September 30, 2023 of $6.81. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $6.64 as of September 30, 2023, for a total return over the relevant time period of (53.31)%. The difference between the actual per share NAV total return of UNG of (52.11)% and the expected total return based on the Benchmark Futures Contract of (53.31)% was an error over the time period of 1.20%, which is to say that UNG’s actual total return outperformed its benchmark by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the nine months ended September 30, 2022, the actual total return of UNG as measured by changes in its per share NAV was 87.89%. This was based on an initial per share NAV of $12.39 as of December 31, 2021 and an ending per share NAV as of September 30, 2022 of $23.28. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $23.31 as of September 30, 2022, for a total return over the relevant time period of 88.14%. The difference between the actual per share NAV total return of UNG of 87.89% and the expected total return based on the Benchmark Futures Contract of 88.14% was a difference over the time period of (0.25)%, which is to say that UNG’s actual total return underperformed its benchmark by that percentage. UNG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact UNG’s ability to accurately track Benchmark Futures Contract.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2023, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2023. Interest payments, and any other income, were retained within the portfolio and added to UNG’s NAV. When this income exceeds the level of UNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to rise over the near future from historical lows. It is anticipated that fees and expenses paid by UNG may continue to be lower than interest earned by UNG. As such, USCF anticipates that UNG could possibly outperform its benchmark so long as interest earned is is higher than the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2023, UNG also held investments in Natural Gas Futures Contracts traded on the ICE Futures whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized OTC swaps designed to track the settlement price of the Benchmark Futures Contract. UNG invests in Other Natural Gas-Related Investments, such as OTC swaps, which have increased transaction-related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that UNG must pay to the swap counterparty certain fees that UNG does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between September 30, 2013 and September 30, 2023. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Natural Gas Market. During the nine months ended September 30, 2023, the price of the front month natural gas futures contract traded in a range between $1.991 and $4.475. Prices decreased (34.55)% from December 31, 2022 through September 30, 2023, finishing the quarter at $2.929. The number of rigs dedicated to natural gas production fell from 156 at the start of the year to 116 by the end of the quarter. Natural Gas stored in the United States stood at 3,445 billion cubic feet as of September 30, 2023, about 11.6% higher than the same time last year. While both domestic demand and U.S. exports of natural gas have generally increased over the last five years, a milder-than-forecast winter in Europe contributed to a steep reversion in prices from 2022, when the market expected natural gas shortages in parts of Europe as a result of the Russia-Ukraine war. A mild winter in parts of the U.S. as well as a decline in demand for industrial use also contributed to price declines during the first quarter of 2023. Reduced demand led to an increasing amount of natural gas in storage relative to prior years. In the third quarter of 2023, this surplus relative to prior years slightly decreased, which led to an increase in prices.

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

The Russia-Ukraine war caused dramatic changes in natural gas supply-demand dynamics in Europe. The Russian invasion led the European Union to declare it would reduce its dependance on Russian fossil fuels and phase imports out completely as soon as possible. Russia, in turn, slowed pipelines and cutoff supplies, ultimately reducing its natural gas supplied to Europe by more than 50% since the onset of the war. Uncertainty is sure to persist as the reconfiguration of natural gas supply chains and an accelerated push for alternative sources of energy, including energy from renewables, continues. These changes are likely to contribute to U.S. natural gas price volatility. Substantial price changes, such as those seen in 2022 and 2023, cannot be ruled out. It is also possible that markets have seen the most severe shocks from the Russian invasion and that further price swings could be less severe in magnitude.

Of course, many factors impact natural gas prices, and the impact of the Russia-Ukraine war must be balanced with other potential events, such as extreme weather, political unrest, attacks or threats of attack by terrorists, conflicts in the Middle East, or the potential for infectious disease outbreaks like COVID-19 and responses to such an outbreak.

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

For the ten-year time period between September 30, 2013 and September 30, 2023, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of natural gas on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. Government bonds, global equities, crude oil, diesel-heating oil, or unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 10 Years

	Large Cap US	US Gov’t Bonds	Global Equities	Crude	Heating	Unleaded	Natural
Correlation Matrix 10 Years	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.032	0.977	0.367	0.220	0.477	0.150
US Gov’t Bonds (BEUSG4 Index)		1.000	0.035	(0.264)	(0.408)	(0.209)	(0.136)
Global Equities (FTSE World Index)			1.000	0.424	0.271	0.528	0.112
Crude Oil				1.000	0.741	0.750	0.063
Heating Oil					1.000	0.642	0.120
Unleaded Gasoline						1.000	0.095
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended September 30, 2023, the movement of natural gas was strongly correlated with large cap U.S. equities, U.S. government bonds, global equities, crude oil, diesel-heating oil, and unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 1 Year

	Large Cap US	US Gov’t Bonds	Global Equities	Crude	Heating	Unleaded	Natural
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.654	0.981	0.304	0.259	0.467	0.249
US Gov’t Bonds (BEUSG4 Index)		1.000	0.718	(0.047)	(0.273)	0.161	(0.128)
Global Equities (FTSE World Index)			1.000	0.303	0.191	0.396	0.195
Crude Oil				1.000	0.813	0.416	0.258
Heating Oil					1.000	0.630	0.090
Unleaded Gasoline						1.000	(0.330)
Natural Gas							1.000
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

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets are held in UNG’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the nine months ended September 30, 2023, UNG’s expenses did not exceed the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2023, UNG did not use other assets to pay expenses. To the extent expenses exceed income, UNG’s NAV will be negatively impacted.

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

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. In addition, if UNG is invested in OTC swaps, those OTC swaps have very limited liquidity since they are negotiated agreements that are not transferable by UNG except with the consent of its counterparty, and even if consent were granted, there may not be an available transferee. If UNG invests in OTC swaps in the future, such market conditions or contractual limits could prevent UNG from promptly liquidating its positions in Natural Gas Futures Contracts. During the nine months ended September 30, 2023, UNG did not purchase or liquidate any of its positions while daily limits were in effect; however, UNG cannot predict whether such an event may occur in the future.

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

As of September 30, 2023, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $1,161,691,838 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNG’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2023, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

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

As of September 30, 2023, UNG’s portfolio held 28,479 Natural Gas Futures NG Contracts traded on the NYMEX. As of September 30, 2023, UNG did not hold any Natural Gas Futures Contracts traded on the ICE Futures. For a list of UNG’s current holdings, please see UNG’s website at www.uscfinvestments.com.

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

During the nine months reporting period ended September 30, 2023, UNG’s OTC transactions comprised OTC swaps intended to reflect the return on UNG’s investments in Natural Gas Futures Contracts and EFRP transactions.

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

Optimum Strategies Action

On April 6, 2022, USO and USCF were named as defendants in an action filed by Optimum Strategies Fund I, LP, a purported investor in call option contracts on USO (the "Optimum Strategies Action"). The action was in the U.S. District Court for the District of Connecticut at Civil Action No. 3:22-cv-00511.

The Optimum Strategies Action asserted claims under the Securities Exchange Act of 1934, as amended (the "1934 Act"), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act ("CUSA"). It purported to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint was seeking damages, interest, costs, attorney’s fees, and equitable relief.

On March 15, 2023, the court granted the USO defendants’ motion to dismiss the complaint. In its ruling, the court granted the USO defendants’ motion to dismiss, with prejudice, the plaintiff’s claims under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and a claim for control person liability under Section 20(a) of the Exchange Act. Having dismissed all claims over which the court had original jurisdiction, the court declined to exercise supplemental jurisdiction over the plaintiff’s state law claim under CUSA and dismissed the claim without prejudice. No notice of appeal was filed.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UNG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on February 27, 2023 (the “Form 10-K”).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)

UNG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNG redeemed 572 baskets (comprising 57,200,000 shares) during the third quarter of the year ending December 31, 2023. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2023:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/22 to 7/31/22	14,100,000	$7.23
8/1/22 to 8/31/22	26,100,000	$7.45
9/1/22 to 9/30/22	17,000,000	$6.82
Total	57,200,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended September 30, 2023.

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

Date: November 7, 2023

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 7, 2023