Form 10-K
period 2023-12-31
United States Natural Gas Fund, LP
filed 2024-02-29
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2023.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2023 was $1,120,319,150.

The registrant had 54,846,103 outstanding shares as of February 21, 2024.

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

The investment objective of UNG is for the daily changes in percentage terms of its per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the price of a specified short-term futures contract called the “Benchmark Futures Contract”, plus interest earned on UNG’s collateral holdings, less UNG’s expenses. The Benchmark Futures Contract is the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire.

UNG seeks to achieve its investment objective by investing so that the average daily percentage change in UNG’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contract over the same period. Additionally, by investing primarily in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures, liquidity requirements, or in view of market conditions, other natural gas-related investments such as cash settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the- counter” or “OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments include those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this annual report on Form 10-K.

In addition, USCF believes that market arbitrage opportunities cause daily changes in UNG’s share price on the NYSE Arca on a percentage basis to closely track daily changes in UNG’s per share NAV on a percentage basis. USCF further believes that the daily changes in prices of the Benchmark Futures Contract have historically tracked the daily changes in the spot price of natural gas. USCF believes that the net effect of these relationships will be the daily changes in the price of UNG’s shares on NYSE Arca on a percentage basis will closely track the daily changes in the spot price of natural gas on a percentage basis, less UNG’s expenses. Investors should be aware that UNG’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas, nor is UNG’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. This is because natural market forces called contango and backwardation may impact and have impacted the total return on an investment in UNG’s shares during the past year relative to a hypothetical direct investment in natural gas and, in the future, it is likely that the relationship between the market price of UNG’s shares and the changes in the spot prices of natural gas will continue to be impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing natural gas, which could be substantial.)

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of USCF Investments, Inc., formerly Wainwright Holdings, Inc., a Delaware corporation (“USCF Investments”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. USCF Investments is a wholly owned subsidiary of The Marygold Companies, Inc., formerly, Concierge Technologies, Inc. (publicly traded under the ticker: MGLD) (“Marygold”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Marygold. USCF Investments is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended, (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), USCF Midstream Energy Income Fund (“UMI”), USCF Dividend Income Fund (“UDI”), USCF Gold Strategy Plus Income Fund (“GLDX”), USCF Sustainable Battery Metals Strategy Fund (“ZSB”), USCF Energy Commodity Strategy Absolute Return Fund (“USE”), USCF Sustainable Commodity Strategy Fund (“ZSC”), and USCF Aluminum Strategy Fund (“ALUM”), each a series of the USCF ETF Trust. USCF ETF Trust is registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust consists of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

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

How Does UNG Operate?

An investment in UNG’s shares provides a means for diversifying an investor’s portfolio or hedging exposure to changes in natural gas prices. An investment in the shares allows both retail and institutional investors to easily gain this exposure to the natural gas market in a transparent, cost-effective manner.

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

The shares issued by UNG may only be purchased by Authorized Participants and only in blocks of 100,000 shares, called “Creation Baskets.” The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of the shares in the Creation Basket. Similarly, only Authorized Participants may redeem shares and only in blocks of 100,000 shares, called “Redemption Baskets.” The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of shares in the Redemption Basket. The purchase price for Creation Baskets and the redemption price for Redemption Baskets are the actual per share NAV calculated at the end of the business day when a request for a purchase or redemption is received by UNG. The NYSE Arca publishes an approximate per share NAV intra-day based on the prior day’s per share NAV and the current price of the Benchmark Futures Contract, but the price of Creation Baskets and Redemption Baskets is determined based on the actual per share NAV calculated at the end of the day.

While UNG issues shares only in Creation Baskets, shares are listed on the NYSE Arca and investors may purchase and sell shares at market prices like any listed security.

What is UNG’s Investment Strategy?

In managing UNG’s assets, USCF does not use a technical trading system that issues buy and sell orders. USCF instead employs a quantitative methodology whereby each time a Creation Basket is sold, USCF purchases Natural Gas Interests, such as the Benchmark Futures Contract and Other Natural Gas – Related Investments, that have an aggregate market value that approximates the amount of Treasuries and/or cash received upon the issuance of the Creation Basket.

UNG intends to continue to pursue its investment objective as described above. By remaining invested as fully as possible in Futures Contracts or Other Natural Gas-Related Investments, USCF believes that the daily changes in percentage terms of UNG’s NAV will continue to closely track the daily changes in percentage terms in the price of the Benchmark Futures Contract. USCF believes that certain arbitrage opportunities result in the price of the shares traded on the NYSE Arca closely tracking the per share NAV of UNG. Additionally, Futures Contracts as traded on the NYMEX have closely tracked the spot price of natural gas. Based on these expected interrelationships, USCF believes that the daily changes in the price of UNG’s shares as traded on the NYSE Arca, on a percentage basis, have closely tracked and will continue to closely track the changes in the spot price of natural gas, on a percentage basis. For performance data relating to UNG’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Tracking UNG’s Benchmark” in this annual report on Form 10-K.

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

USCF believes that market arbitrage opportunities will cause the daily changes in UNG’s share price on the NYSE Arca, on a percentage basis, to closely track the daily changes in UNG’s per share NAV. USCF further believes that the daily changes in UNG’s NAV in percentage terms will closely track the daily changes in percentage terms of the Benchmark Futures Contract, less UNG’s expenses. For performance data relating to UNG’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking UNG’s Benchmark” in this annual report on Form 10-K.

UNG’s purchase of Futures Contracts other than the Benchmark Futures Contract and/or Other Natural Gas-Related Investments, if any, depends on various factors, including diversification of UNG’s investments in futures contracts with respect to the month of expiration and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the natural gas market, position limits or other regulatory requirements limiting UNG’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges and invest in Other Natural Gas-Related Investments. To the extent that UNG invests in Other Natural Gas-Related Investments, it prioritizes investments in contracts and instruments that are economically equivalent to the Benchmark Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it may invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market (or commonly referred to as the “OTC market”). If UNG is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Benchmark Futures Contract to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Natural Gas-Related Investments, a substantial portion of UNG’s assets could be invested in accordance with such priority in Other Natural Gas-Related Investments that are intended to replicate the return on the Benchmark Futures Contract. As UNG’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Natural Gas-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments include those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. See “Risk Factors Involved with an Investment in UGA” for a discussion of the potential impact of regulation on UNG’s ability to invest in OTC transactions and cleared swaps.

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

Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UNG is not) may hold, own or control. These levels and position limits apply to the futures contracts that UNG invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures may also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which the exchange may exercise greater scrutiny and control over an investor’s positions. The NYMEX current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contract as the NYMEX. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net futures contracts back to the accountability level. As of December 31, 2023, UNG held 29,248 NYMEX natural gas Futures NG contracts. As of December 31, 2023, UNG did not hold any Natural Gas Futures Contracts traded on the ICE Futures. UNG exceeded accountability levels of the NYMEX during the year ended December 31, 2023, when it held a maximum of 46,245 Natural Gas Futures NG contracts, exceeding both the “any” and “all” month limits. No action was taken by the NYMEX and UNG did not reduce the number of Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the year ended December 31, 2023, UNG did not exceed position limits imposed by the NYMEX and ICE Futures.

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

UNG has not limited the size of its offering and intends to utilize substantially all of its proceeds to purchase Benchmark Futures Contracts and Other Natural Gas-Related Investments to the extent possible. If UNG encounters accountability levels, position limits, or price fluctuation limits for natural gas Futures Contracts on the NYMEX or ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase natural gas Futures Contracts on other exchanges that trade listed natural gas futures or enter into swaps or other transactions to meet its investment objective. In addition, if UNG exceeds accountability levels on either the NYMEX or ICE Futures, and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of UNG’s shares and the price of the Benchmark Futures Contract.

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

Why Does UNG Purchase and Sell Futures Contracts?

UNG’s investment objective is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the Benchmark Futures Contract, plus interest earned on UNG’s collateral holdings, less UNG’s expenses. UNG invests primarily in Futures Contracts. UNG seeks to achieve its investment objective by investing so that the average daily percentage change in UNG’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage changes in the price of the Benchmark Futures Contract over the same period.

In connection with investing in Futures Contracts and Other Natural Gas-Related Investments, UNG holds Treasuries, cash and/or cash equivalents that serve as segregated assets supporting UNG’s positions in Futures Contracts and Other Natural Gas-Related Investments. For example, the purchase of a Futures Contract with a stated value of $10 million would not require UNG to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 30% of the stated value of the Futures Contract, would be required. To secure its Futures Contract obligations, UNG would deposit the required margin with the FCM and would separately hold, through its Custodian or FCMs, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9.0 million (assuming a 10% margin).

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

Leverage

Although permitted to do so under its LP Agreement, UNG has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, and makes its investments accordingly. Consistent with the foregoing, UNG’s investments will take into account the need for UNG to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, UNG becoming leveraged. If market conditions require it, these risk reduction procedures, including changes to UNG’s investments, may occur on short notice.

UNG does not and will not borrow money or use debt to satisfy its margin or collateral obligations in respect of its investments, but it could become leveraged if UNG were to hold insufficient assets that would allow it to meet not only the current, but also future, margin or collateral obligations required for such investments. Such a circumstance could occur if UNG were to hold assets that have a value of less than zero.

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

In addition to the Futures Contracts and options on the Futures Contracts, there also exists an active non-exchange-traded market in derivatives tied to natural gas. These derivatives transactions (also known as OTC contracts) are usually entered into between two parties in private contracts. Unlike most of the exchange-traded Futures Contracts or exchange- traded options on the Futures Contracts, each party to such contract bears the credit risk of the other party, i.e., the risk that the other party may not be able to perform its obligations under its contract. To reduce the credit risk that arises in connection with such contracts, UNG will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty and requires the posting by each party to cover the mark - to - market exposure of a counterparty to the other counterparty.

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

During the reporting period of this annual report on Form 10-K, UNG’s OTC transactions comprised OTC swaps intended to reflect the return on UNG’s investments in Natural Gas Futures Contracts and EFRP transactions.

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

Additionally, pursuant to written agreements, USCF may make payments, out of its own resources, to financial intermediaries in exchange for providing services in connection with the sale or servicing of UNG’s shares, including waiving commissions on the purchase or sale of shares of participating exchange-traded products.

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

On April 27, 2017, pursuant to an offer of settlement, a Panel of the Chicago Board of Trade Business Conduct Committee (“Panel”) found that RBC Capital engaged in EFRP transactions which failed to satisfy the Rules of the Chicago Board of Trade (the “Chicago Board of Trade”) in one or more ways. Specifically, the Panel found that RBC Capital traders entered into EFRP trades in which RBC Capital accounts were on both sides of the transactions. While the purpose of the transactions was to transfer positions between the RBC Capital accounts, the Panel found that the manner in which the trades occurred violated the Chicago Board of Trade’s prohibition on wash trades. The Panel found that RBC Capital thereby violated CBOT Rules 534 and (legacy) 538.B. and C. In accordance with the settlement offer, the Panel ordered RBC Capital to pay a $175,000 fine. On October 1, 2019, the CFTC issued an order filing and settling charges against RBC Capital for the above activity, as well as related charges. The order required that RBC Capital cease and desist from violating the applicable regulations, pay a $5 million civil monetary penalty, and comply with various conditions, including conditions regarding public statements and future cooperation with the CFTC.

Various regulators are conducting inquiries regarding potential violations of antitrust law by a number of banks and other entities, including RBC Capital, regarding foreign exchange trading. Beginning in 2015, putative class actions were brought against RBC Capital and/or Royal Bank of Canada, RBC Capital’s indirect parent, in the U.S. and Canada. These actions were each brought against multiple foreign exchange dealers and allege, among other things, collusive behavior in global foreign exchange trading. In August 2018, the U.S. District Court entered a final order approving RBC Capital’s settlement with class plaintiffs. In November 2018, certain institutional plaintiffs who had previously opted-out of participating in the settlement filed their own lawsuit in U.S. District Court. In May 2020, the U.S. District Court dismissed RBC Capital from the opt-out action, but granted the plaintiffs’ motion to amend the complaint. The Canadian class actions remain pending and RBC Capital has reached a settlement for an immaterial amount with respect to an action brought by a class of indirect purchasers. RBC Capital is awaiting the court’s final approval of the settlement. In October 2020, RBC Capital and Royal Bank of Canada moved to dismiss the amended complaint. On July 28, 2021, the court dismissed Royal Bank of Canada from the case but denied the motion as to RBC Capital. Based on the facts currently known, it is not possible at this time for management to predict the ultimate outcome of these collective matters or the timing of their ultimate resolution.

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

Marex

Capital Markets, Inc., formerly E D & F Man Capital Markets Inc.

On June 5, 2020, UNG entered into a Customer Account Agreement with E D & F Man Capital Markets Inc. (“MCM”) to serve as an FCM for UNG. On July 14, 2023, this Customer Account Agreement was terminated and replaced by a Customer Account Agreement between UNG and Marex North America, LLC (“MNA”) dated May 28, 2020, in respect of which MCM assumed the rights and obligations of MNA vis - à - vis UNG following the transfer of MNA’s futures clearing business to MCM as part of an internal reorganization. This agreement requires MCM to provide services to UNG in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased or sold by or through MCM for UNG’s account. Under this agreement, UNG pays MCM commissions for executing and clearing trades on behalf of UNG.

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

MCM was acquired by the Marex Group in phases during the second half of 2022 and went from doing business as E D & F Man Capital Markets, Inc. to Marex Capital Markets, Inc.

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

Macquarie Futures USA LLC

On December 3, 2020, UNG engaged Macquarie Futures USA LLC (“MFUSA”) to serve as an additional futures commission merchant for UNG. The Customer Agreement between UNG and MFUSA requires MFUSA to provide services to UNG in connection with the purchase and sale of futures that may be purchased or sold by or through MFUSA for UNG’s account. Under this agreement, UNG pays MFUSA commissions for executing and clearing trades on behalf of UNG.

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

ADM Investor Services, Inc.

On August 8, 2023, UNG and ADM Investor Services, Inc. (“ADMIS”) entered into a Customer Account Agreement pursuant to which ADMIS has agreed to serve as an additional FCM for UNG. The Customer Account Agreement between UNG and ADMIS requires ADMIS to provide services to UNG in connection with the purchase and sale of futures contracts that may be purchased or sold by or through ADMIS for UNG’s account. Under this agreement, UNG has agreed to pay ADMIS commissions for executing and clearing trades on behalf of UNG.

ADMIS’s primary address is 141 W Jackson Boulevard, Suite 2100a, Chicago, IL 60604. ADMIS is registered in the United States with the CFTC as an FCM providing futures execution and clearing services covering futures exchanges globally. ADMIS is a member of various U.S. futures and securities exchanges.

In the normal course of its business, ADMIS is involved in various legal actions incidental to its commodities business. None of these actions are expected either individually or in aggregate to have a material adverse impact on ADMIS.

Neither ADMIS nor any of its principals have been the subject of any material administrative, civil or criminal actions within the past five years, except for the following matters.

In an Order entered on July 12, 2019 the CFTC found that between December 2014 and September 24, 2017, ADMIS failed to diligently supervise the handling by its employees and agents of commodity interest accounts as well as the activities of its employees and agents relating to its business as an FCM in violation of CFTC Regulation 166.3. The order imposed a civil monetary penalty of $250,000.

On January 28, 2020, a Commodity Exchange Business Conduct Committee Panel (“Panel”) found that between 2012 and 2018, ADMIS learned that one of its brokerage firm clients automatically offset omnibus account positions in futures contracts using the FIFO method and was misreporting its open positions. The Panel found that ADMIS failed to require the client to provide accurate and timely owner and control information and continued to report inaccurate information regarding the ownership and control of the positions through May 2018 in violation of Exchange Rules 432.Q., 432.X., and 561.C. Additionally, on multiple occasions continuing through May 2018, ADMIS provided the Exchange with inaccurate audit trail data provided by the client. The Panel found that ADMIS violated Exchange Rule 536.B.2.

Finally, the Panel found that ADMIS failed to take effective measures to ensure the accuracy of its client’s purchase and sales data reporting and its responses to the Exchange, and failed to properly supervise employees. The Panel therefore found that ADMIS violated Exchange Rule 432.W. In accordance with an offer of settlement the Panel ordered ADMIS to pay a fine of $650,000.

In an order issued on September 29, 2022, the CFTC found that between December 2016 and September 2019, ADMIS failed to supervise its employees and agents in their handling of commodity interest accounts regarding the improper or fictitious trade transfer requests and their activities relating to its business as a registered FCM to ensure compliance with the Commodity Exchange Act and it Regulations, and to deter and detect wrongdoing in violation of CFTC Regulation 166.3. The order imposed a civil monetary fine of $500,000.

ADMIS will act only as clearing broker for UNG and as such will be paid commissions for executing and clearing trades on behalf of UNG. ADMIS has not passed upon the adequacy or accuracy of this annual report on Form 10 - K. ADMIS will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or UNG.

ADMIS is not affiliated with UNG or USCF. Therefore, neither USCF nor UNG believes that there are any conflicts of interest with ADMIS or its trading principals arising from its acting as UNG’s FCM.

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

Swap Dealers

Macquarie Bank Limited

On November 30, 2021, UNG entered into an ISDA 2002 Master Agreement (the “Macquarie ISDA”) with Macquarie Bank Limited, pursuant to which Macquarie Bank Limited has agreed to serve as an OTC swaps counterparty for UNG. UNG’s OTC swap transactions outstanding under the Macquarie ISDA, if any, along with UNG’s other holdings, are posted on UNG’s webpage, www.uscfinvestments.com.

Macquarie Bank Limited’s principal address is Ropemaker Place, 28 Ropemaker Street, London, EC2Y 9HD, England. Macquarie Bank Limited is registered with the CFTC as a swap dealer. As of the date hereof, Macquarie Bank Limited has no material litigation to disclose as that term is defined under the CEA and regulations promulgated thereunder.

Macquarie Bank Limited is not affiliated with UNG or USCF. Therefore, neither USCF nor UNG believes that there will be any conflicts of interest with Macquarie Bank Limited or its trading principals arising from Macquarie Bank Limited acting as an OTC swaps counterparty for UNG.

Société Générale S.A.

On June 13, 2022, UNG entered into an ISDA 2002 Master Agreement (the “SocGen ISDA”) with Société Générale S.A., pursuant to which Société Générale S.A. has agreed to serve as an OTC swaps counterparty for UNG. UNG’s OTC swap transactions outstanding under the SocGen ISDA, if any, along with UNG’s other holdings, are posted on UNG’s webpage, www.uscfinvestments.com.

Société Générale S.A.’s principal address is 17 Cours Valmy Paris la Defense, 92987 CEDEX France. Société Générale S.A. is registered with the CFTC as a swap dealer.

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

On June 4, 2018, the CFTC issued an order filing and settling charges against Société Générale S.A. for attempted manipulation of and false reporting in connection with the London Interbank Offered Rate (LIBOR) for U.S. Dollar, Yen, and Euro, and the Euro Interbank

Offered Rate (Euribor), certain instances of manipulation of Yen LIBOR, and aiding and abetting traders at another bank in their attempts to manipulate Euribor. The Bank’s misconduct spanned more than six years, from 2006 through mid - 2012. The CFTC order required Société Générale to pay a civil monetary penalty of $475 million, cease and desist from further violations as charged, and adhere to specific undertakings to ensure the integrity of its LIBOR, Euribor, and other benchmark interest rate submissions in the future.

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

In May 2019, Société Générale Americas Securities (“SGAS”) was named, along with other financial institutions, as a defendant in a putative class action in the US alleging anticompetitive behavior in the pricing of agency bonds issued by USA Government Sponsored Enterprises (“GSEs”), including Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association. On 16 June 2020, SGAS and twelve other bank defendants reached a final settlement with plaintiffs. Although SGAS’ share of the settlement is not public, the amount was not material from a financial statement perspective. SGAS was also named in four separate individual opt-out litigations by the following plaintiffs: the State of Louisiana (filed September 2019), the City of Baton Rouge/East Baton Rouge Parish and related entities (October 2019), Louisiana Asset Management Pool (April 2020), and the City of New Orleans and related entities (September 2020). These suits also asserted antitrust claims (and in some cases other related claims) against SGAS and multiple other bank defendants based on these plaintiffs’ purchases of GSE bonds. As to the opt-out litigations, a settlement was reached involving all defendants in June 2021, of which SGAS’s share was immaterial, and these actions have been dismissed. SGAS also received a subpoena from the United States Department of Justice in connection with its US agency bond business. SGAS responded to these requests and is cooperating with the Department of Justice investigation.

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The NAV of UNG’s shares relates directly to the value of the Benchmark Futures Contracts and other assets held by UNG and fluctuations in the prices of these assets could materially adversely affect an investment in UNG’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in UNG could be lost.
●	Infectious disease outbreaks like COVID-19 could negatively affect the valuation and performance of UNG’s investments.
●	An investment in UNG may provide little or no diversification benefits. Thus, in a declining market, UNG may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in UNG while incurring losses with respect to other asset classes.
●	Historical performance of UNG and the Benchmark Futures Contracts is not indicative of future performance.
●	The market price at which investors buy or sell shares may be significantly less or more than NAV.
●	Daily percentage changes in UNG’s NAV may not correlate with daily percentage changes in the price of the Benchmark Futures Contract.
●	Daily percentage changes in the price of the Benchmark Futures Contract may not correlate with daily percentage changes in the spot price of natural gas.
●	An investment in UNG is not a proxy for investing in the natural gas markets, and the daily percentage changes in the price of the Benchmark Futures Contract, or the NAV of UNG, may not correlate with daily percentage changes in the spot price of natural gas.
●	Natural forces in the natural gas futures market known as “backwardation” and “contango” may increase UNG’s tracking error and/or negatively impact total return.
●	Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting UNG’s investments, including its ability to fully invest in the Benchmark Futures Contract, which means that changes in the price of shares could substantially vary from the changes in the price of the Benchmark Futures Contract.

●	Risk mitigation measures imposed by UNG’s FCMs have the potential to cause tracking error by limiting UNG’s investments, including its ability to fully invest in the Benchmark Futures Contract and other Futures Contracts, which means that changes in the price of UNG’s shares could substantially vary from changes in the price of the Benchmark Futures Contract.
●	An investor’s tax liability may exceed the amount of distributions, if any, on its shares.
●	An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.
●	Items of income, gain, deduction, loss and credit with respect to shares could be reallocated for U.S. federal income tax purposes, and UNG could be liable for U.S. federal income tax, if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by UNG in allocating those items, with potential adverse consequences for an investor.
●	UNG could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.
●	UNG is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, UNG has a more complex tax treatment than traditional mutual funds.
●	If UNG is required to withhold tax with respect to any non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.
●	The impact of changes in U.S. federal income tax laws on UNG is uncertain.
●	UNG will be subject to credit risk with respect to counterparties to OTC contracts entered into by UNG or held by special purpose or structured vehicles.
●	Valuing OTC derivatives may be less certain than actively traded financial instruments.
●	UNG’s rights under an OTC contract may be restricted by regulations.

Fees of UNG

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers

Service Provider	Compensation Paid by USCF(1)
BNY Mellon, Custodian and Administrator(2)

Provides custody, fund accounting fund administration and transfer agency services to UNG and the Related Public Funds’ based on average AUM. The annual fees for UNG and the combined Related Public Funds’ may range from $0.4 million to $2.4 million depending on average AUM for any given year.

ALPS Distributors - Marketing Agent	0.06% on UNG’s assets up to $3 billion; and 0.04% on UNG’s assets in excess of $3 billion through September 30, 2022 and commencing October 1, 2022, 0.025% on UNG’s total net assets.
(1)	USCF pays this compensation.
(2)	BNY Mellon has served as the Custodian and Administrator of UNG since April 1, 2020.

Compensation to USCF

Assets:	Management Fee
First $1,000,000,000	0.60% of NAV
After the first $1,000,000,000	0.50% of NAV

Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of UNG’s total assets and subtracting any liabilities.

Fees and Compensation Arrangements between UNG and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by UNG
RBC Capital Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary
Marex Capital Markets, Inc., Futures Commission Merchant
MFUSA, Futures Commission Merchant
ADMIS, Futures Commission Merchant
(3)	UNG pays this compensation.

New York Mercantile Exchange Licensing Fee (4) - 0.015% on all net assets.

(4)	Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. UNG is responsible for its pro rata share of the assets held by UNG and the Related Public Funds, other than BNO, USCI and CPER.

Expenses Paid or Accrued by UNG from Inception through December 31, 2023 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$89,649,565
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$46,233,210
Other Amounts Paid or Accrued(5):	$31,557,269
Total Expenses Paid or Accrued:	$167,440,044
(5)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by UNG from Inception through December 31, 2023 as a Percentage of Average Daily Net Assets:

Amount as a Percentage of
Expenses:	Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.57% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.29% annualized
Other Amounts Paid or Accrued(6):	0.20% annualized
Total Expenses Paid or Accrued:	1.06% annualized
(6)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Other Fees. UNG also pays the fees and expenses associated with its audit expenses, professional fees, and tax accounting and reporting requirements. These fees were approximately $1,179,661 for the fiscal year ended December 31, 2023. In addition, UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2023 were approximately $1,210,000 for UNG and the Related Public Funds. UNG‘s portion of such fees and expenses for the year ended December 31, 2023 was $220,736.

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

The Administrator calculates the per share NAV of UNG once each NYSE Arca trading day. The per share NAV for a normal trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the Futures Contracts traded on the NYMEX, but calculates or determines the value of all other UNG investments (including Natural Gas Futures Contracts not traded on the NYMEX, Other Natural Gas-Related Investments and Treasuries), using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time, in accordance with the current Administrative Agency Agreement among the Administrator, UNG and USCF. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by UNG in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

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

UNG reserves the right to adjust the share price of UNG in the future to maintain convenient trading ranges for investors. Any adjustments would be accomplished through stock splits or reverse stock splits. Such splits would decrease (in the case of a split) or increase (in the case of a reverse split) the proportionate NAV per share, but would have no effect on the net assets of UNG or the proportionate voting rights of shareholders or limited partners.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of UNG (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by UNG, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $1,000 to UNG for each order they place to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased, or otherwise changed by USCF. Authorized Participants who make deposits with UNG in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UNG or USCF, and no such person will have any obligation or responsibility to UNG or USCF to affect any sale or resale of shares. As of December 31, 2023, 12 Authorized Participants had entered into agreements with USCF on behalf of UNG. During the year ended December 31, 2023, UNG issued 1,102 Creation Baskets and redeemed (699) Redemption Baskets.

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

Suspension or Rejection of Redemption Orders

USCF may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca or the NYMEX is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the NYMEX is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as USCF determines to be necessary for the protection of the limited partners or shareholders. For example, USCF may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of UNG’s assets at an appropriate value to fund a redemption. If USCF has difficulty liquidating UNG positions, e.g., because of a market disruption event in the futures markets, a suspension of trading by the exchange where the futures contracts are listed or an unanticipated delay in the liquidation of a position in an OTC contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of USCF, the Marketing Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

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

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem baskets, and an Authorized Participant is under no obligation to offer to the public shares of any baskets it does create. Authorized Participants that do offer to the public shares from the baskets they create will do so at per-share offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the per share NAV of UNG at the time the Authorized Participant purchased the Creation Baskets and the per share NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, the liquidity of the Futures Contract market and the market for Other Natural Gas-Related Investments.

Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with UNG in exchange for baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either UNG or USCF, and no such person has any obligation or responsibility to USCF or UNG to affect any sale or resale of shares. Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per share. The amount of the discount or premium in the trading price relative to the NAV per share may be influenced by various factors, including, among other things, the number of investors who seek to purchase or sell shares in the secondary market and the liquidity of the Oil Futures Contracts market and the market for Other Natural Gas-Related Investments.

In addition, while UNG’s shares trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Futures Contracts and Other Natural Gas-Related Investments traded on the NYMEX may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, particularly if UNG has invested in Futures Contracts and Other Natural Gas-Related Investments traded on the NYMEX, trading spreads, and the resulting premium or discount, on the shares may widen.

Use of Proceeds

USCF causes UNG to transfer the proceeds from the sale of Creation Baskets to the Custodian or other custodian for trading activities. USCF will invest UNG’s assets in Natural Gas Interests and investments in Treasuries, cash and/or cash equivalents. When UNG purchases a Futures Contract and certain exchange-traded Other Natural Gas-Related Investments, UNG is required to deposit typically 5% to 30% with the selling FCMs on behalf of the exchange as a portion of the value of the contract or other interest as security to ensure payment for the obligation under Natural Gas Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in OTC contracts will generally impose similar collateral requirements on UNG. USCF will invest the assets that remain after margin and collateral are posted in Treasuries, cash and/or cash equivalents subject to these margin and collateral requirements. USCF has sole authority to determine the percentage of assets that are:

●	held on deposit with the FCMs or other custodian;
●	used for other investments, and
●	held in bank accounts to pay current obligations and as reserves.

An FCM, a counterparty, government agency or a commodity exchange could increase margin or collateral requirements applicable to UNG to hold trading positions at any time. The percentage of assets committed as margin may be substantially more, or less, than the 5% to 30% range described above. Ongoing margin and collateral payments will generally be required for both exchange-traded and OTC contracts based on changes in the value of the Natural Gas Interests. Furthermore, ongoing collateral requirements with respect to OTC contracts are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under a Natural Gas Interest, and each party’s creditworthiness. Margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held. In light of the differing requirements for initial payments under exchange-traded and OTC contracts and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of UNG’s assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by UNG will constitute reserves that will be available to meet ongoing margin and collateral requirements. All interest income will be used for UNG’s benefit.

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

The offer and sale of shares of UNG, as well as shares of each Related Public Fund, is registered under the 1933 Act. UNG and the Related Public Funds are subject to the requirements of the 1933 Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the SEC. Firms’ participation in the distribution of shares is regulated as described above, as well as by the self-regulatory association, FINRA.

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

The Benchmark Futures Contract is subject to position limits under the Position Limits Rule, and UNG’s trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could limit UNG’s ability to invest in the Benchmark Futures Contract and thereby could negatively impact the ability of UNG to meet its investment objective.

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

UNG is not a Swap Entity under the Margin Rules, but is a financial end-user. Accordingly, UNG will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, UNG does not have material swaps exposure and, accordingly, will not be subject to the initial margin requirements of the Margin Rules.

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

Economic conditions impacting natural gas. The demand for natural gas correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on natural gas demand and, therefore, may have an adverse impact on natural gas prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, military conflicts, war (such as the current war between Russia and Ukraine), pandemics (e.g., COVID-19), government austerity programs, or currency exchange rate fluctuations, can also impact the demand for natural gas. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions (e.g., pandemics such as COVID-19) that impair the functioning of financial markets and institutions also may adversely impact the demand for natural gas.

Other natural gas demand-related factors. Other factors that may affect the demand for natural gas and therefore its price, include technological improvements in energy efficiency; seasonal weather patterns, which affect the demand for natural gas associated with heating and cooling; increased competitiveness of alternative energy sources that have so far generally not been competitive with natural gas without the benefit of government subsidies or mandates; and changes in technology or consumer preferences that alter fuel choices, such as toward alternative fueled vehicles or electric transportation and broad-based changes in personal income levels.

Other natural gas supply-related factors. Natural gas prices also vary depending on a number of factors affecting supply, including geopolitical risk associated with wars (such as the current war between Russia and Ukraine), terrorist attacks and tensions between countries, including sanctions imposed as a result of the foregoing that can adversely affect natural gas trade flows by limiting or disrupting trade between countries or regions. For example, increased supply from the development of new natural gas sources and technologies to enhance recovery from existing sources tends to reduce natural gas prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or manufacturing capacity may impact the supply of natural gas. Natural gas supply levels can also be affected by factors that reduce available supplies, such as of geopolitical risks associated with wars, terrorist attacks and tensions between countries, including sanctions imposed as a result of the foregoing that can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions, natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies in the natural gas industry to find, produce, and transport natural gas, which in turn, may affect the supply of and demand for natural gas.

Other factors impacting the natural gas market. The supply of and demand for natural gas may also be impacted by changes in interest rates, inflation, and other local or regional market conditions, as well as by the development of alternative energy sources.

Price volatility may possibly cause the total loss of your investment. Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in UNG. Significant market volatility has recently occurred in the natural gas markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the war between Russia and Ukraine, and continuing disputes among oil-producing countries. These and other events could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UNG and the impact of which could limit UNG’s ability to have a substantial portion of its assets invested in the natural gas Futures Contract. In such a circumstance, UNG could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Related Investments, such as OTC swaps.

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

The United States and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to Russia’s invasion of Ukraine, and additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) will adversely impact the economies of Russia and Ukraine, and certain sectors of each country’s economy may be particularly affected, including but not limited to, financial services, energy, metals and mining, engineering and defense and defense-related materials sectors. Among other things, the extent and duration of the military action, the responses of countries and political bodies to Russia’s actions, including sanctions, future market or supply disruptions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the markets for commodities including the price of energy, including energy futures, and the NAV or share price of UNG.

A resolution to the war in Ukraine also could impact the markets for certain commodities, and may have collateral impacts, including increased volatility, and cause disruptions to the availability of certain commodities, commodity and futures prices and the supply chain globally. The longer-term impact on natural gas and natural gas futures prices, including the spot price of natural gas and the prices of the Benchmark Futures Contract, is difficult to predict and depends on a number of factors that may have a negative impact on UNG in the future.

Infectious disease outbreaks like COVID – 19 could negatively affect the valuation and performance of UNG’s investments.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The spread of COVID-19 had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment were impacted by the outbreak and government and other measures seeking to contain its spread. COVID-19 had a material adverse impact on the crude oil markets and oil futures markets to the extent economic activity and the use of crude oil continues to be curtailed, which in turn had a significant adverse effect on the prices of Oil Futures Contracts, including the Benchmark Oil Futures Contract and Other Oil- Related Investments.

Infectious disease outbreaks like COVID - 19 may arise in the future and could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to such an outbreak, including the potential for significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by UNG. Public health crises caused by infectious disease outbreaks may exacerbate other pre-existing political, social and economic risks in certain countries or globally and their duration cannot be determined with certainty.

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

Investors purchasing shares to hedge against movements in the price of natural gas will have an efficient hedge only if the price investors pay for their shares closely correlates with the price of natural gas. Investing in UNG’s shares for hedging purposes includes the following risks:

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

The correlation between changes in prices of the Benchmark Futures Contract and the spot price of natural gas may at times be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative natural gas market, supply and demand for Futures Contracts (including the Benchmark Futures Contract) and Other Natural Gas-Related Investments, and technical influences in natural gas futures trading.

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

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting UNG’s investments, including its ability to fully invest in the Benchmark Futures Contract, which means that changes in the price of shares could substantially vary from the changes in the price of the Benchmark Futures Contract.

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

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot be exceeded without express Commodity Futures Trading Commission (“CFTC”) authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. The foregoing accountability levels and position limits are subject to change.

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

Risk mitigation measures that could be imposed by UNG’s FCMs have the potential to cause tracking error by limiting UNG’s investments, including its ability to fully invest in the Benchmark Futures Contract and other Futures Contracts, which means that the changes in the price of UNG’s shares could substantially vary from the price of the Benchmark Futures Contract.

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

Cash or property will be distributed at the sole discretion of USCF. USCF has not and does not currently intend to make cash or other distributions with respect to shares. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on their allocable share of UNG’s taxable income, without regard to whether they receive distributions or the amount or value of any such distributions. Therefore, the tax liability of an investor with respect to its shares may exceed the amount of cash or value of property (if any) distributed with respect to such shares.

An investor’s allocable share of taxable income or loss may differ from economic income or loss on the shares.

Due to the application of the assumptions and conventions applied by UNG in making allocations for tax purposes and other factors, an investor’s allocable share of UNG’s income, gain, deduction, loss, or credit may be different than economic profit or loss from the shares for a taxable year. This difference could be temporary or permanent and, if permanent, could result in it being taxed on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, for U.S. federal income tax purposes, and UNG could be liable for U.S. federal income tax, if the IRS does not accept the assumptions and conventions applied by UNG in allocating those items, with potential adverse consequences for an investor.

The U.S. federal income tax rules pertaining to partnerships are complex and their application to large, publicly traded partnerships such as UNG is in many respects uncertain. UNG applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects shareholders’ economic gains and losses. It is possible that the IRS could successfully challenge the application by UNG of these assumptions and conventions as not fully complying with all aspects of the Internal Revenue Code of 1986, as amended (the “Code”), and applicable Treasury Regulations, which would require UNG to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors. If this occurs, investors may be required to file an amended U.S. federal income tax return and to pay additional taxes, plus deficiency interest, and may be subject to penalties.

UNG may be liable for U.S. federal income tax on any “imputed underpayment” of tax resulting from an adjustment as a result of an IRS audit. The amount of the imputed underpayment generally includes increases in allocations of items of income or gain to any investor and decreases in allocations of items of deduction, loss, or credit to any investor without any offset for corresponding reductions in allocations of items of income or gain to any investor or increases in allocations of items of deduction, loss, or credit to any investor. If UNG is required to pay any U.S. federal income taxes on any imputed underpayment, the resulting tax liability would reduce the net assets of UNG and would likely have an adverse impact on the value of the shares. Under certain circumstances, UNG may be eligible to make an election to cause the investors to take into account the amount of any imputed underpayment, including any associated interest and penalties. The ability of a publicly traded partnership such as UNG to elect this treatment is uncertain. If the election is made, UNG would be required to provide investors who owned beneficial interests in the shares in the year to which the adjusted allocations relate with a statement setting forth their proportionate shares of the adjustment (“Adjusted K-1s”). The investors would be required to take the adjustment into account in the taxable year in which the Adjusted K-1s are issued.

UNG could be treated as a corporation for U.S. federal income tax purposes, which may substantially reduce the value of the shares.

UNG has received an opinion of counsel that, under current U.S. federal income tax laws, UNG will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of UNG’s annual gross income will be derived from (a) income and gains from commodities (not held as inventory) or futures, forwards, options, swaps and other notional principal contracts with respect to commodities, and (b) interest income; (ii) UNG is organized and operated in accordance with its governing agreements and applicable law; and (iii) UNG does not elect to be taxed as a corporation for U.S. federal income tax purposes. Although USCF anticipates that UNG has satisfied and will continue to satisfy the “qualifying income” requirement for all taxable years, that result cannot be assured. UNG has not requested and will not request any ruling from the IRS with respect to its classification as a partnership for U.S. federal income tax purposes. If the IRS were to successfully assert that UNG is taxable as a corporation for U.S. federal income tax purposes in any taxable year, rather than passing through its income, gains, losses, deductions, and credits proportionately to its shareholders, UNG would be subject to U.S. federal income tax imposed at the corporate flat rate of 21% on its net income for the year. In addition, although USCF does not currently intend to make distributions with respect to shares, if UNG were treated as a corporation for U.S. federal income tax purposes, any distributions made with respect to UNG shares would be taxable to shareholders as dividend income to the extent of UNG’s current and accumulated earnings and profits. Taxation of UNG as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

UNG is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, UNG has a more complex tax treatment than traditional mutual funds.

UNG is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and is treated as a partnership for U.S. federal income tax purposes. No U.S. federal income tax is paid by UNG on its income. Instead, UNG will furnish shareholders each year with tax information on IRS Schedules K-1 and/or K-3 (Form 1065) and each U.S. shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss, deduction, and credit of UNG.

These amounts must be reported without regard to the amount of cash or value of property the shareholder receives (if any) as a distribution from UNG during the taxable year. A shareholder, therefore, may be allocated income or gain by UNG but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

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

In general, legislative or other actions relating to U.S. federal income taxes could have a negative effect on UNG or its investors. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law. At this time, we cannot predict with certainty how the tax provisions of the IRA or any other proposed or future tax legislation might affect UNG, its investors, or UNG’s investments. Investors are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

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

UNG mitigates these risks by typically entering into transactions only with major global financial institutions.

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

Swap agreements do not have uniform terms. A swap counterparty may have the right to close out UNG’s position due to the occurrence of certain events (for example, if a counterparty is unable to hedge its obligations to UNG, or if UNG defaults on certain terms of the swap agreement, or if there is a material decline in UNG’s NAV on a particular day) and request immediate payment of amounts owed by UNG under the agreement. If the level of UNG’s NAV has a dramatic intraday move, the terms of the swap agreement may permit the counterparty to close out a transaction with UNG at a price calculated by the counterparty that, in good faith, represents such counterparty’s loss, which may not represent fair market value. A swap counterparty may also have the right to close out UNG’s position for no reason, in some cases with same day notice.

Other Risks

UNG is not leveraged, but it could become leveraged if it had insufficient assets to completely meet its margin or collateral requirements relating to its investments.

Although permitted to do so under its LP Agreement, UNG has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, and makes its investments accordingly. Consistent with the foregoing, UNG’s investments will take into account the need for UNG to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, UNG becoming leveraged. If market conditions require it, UNG may implement risk reduction procedures, which may include changes to UNG’s investments, and such changes may occur on short notice.

UNG does not and will not borrow money or use debt to satisfy its margin or collateral obligations in respect of its investments, but it could become leveraged if UNG were to hold insufficient assets that would allow it to meet not only the current, but also future, margin or collateral obligations required for such investments. Such a circumstance could occur if UNG were to hold assets that have a value of less than zero.

USCF endeavors to have the value of UNG’s Treasuries, cash and cash equivalents, whether held by UNG or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Natural Gas -Related Investments.

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

UNG is not actively managed by conventional methods. Accordingly, if UNG’s investments in Natural Gas Interests are declining in value, in the ordinary course, UNG will not close out such positions except in connection with paying the proceeds to an Authorized Participant upon the redemption of a basket or closing out its positions in Futures Contracts and other permitted investments (i) in connection with the monthly change in the Benchmark Futures Contract; (ii) when UNG otherwise determines it would be appropriate to do so, e.g., due to regulatory requirements or risk mitigation measures; or (iii) to avoid UNG becoming leveraged, and it reinvests the proceeds in new Futures Contracts or Other Natural Gas-Related Investments to the extent possible. USCF will seek to cause the NAV of UNG’s shares to track the Benchmark Futures Contract during periods in which its price is flat or declining as well as when the price is rising.

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

UNG may not meet the listing standards of NYSE Arca, which could adversely impact an investor’s ability to sell shares.

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

USCF’s Board of Directors currently consists of four Management Directors, who are also executive officers or employees of USCF, and three Non-Management Directors, who are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of USCF Investments, Inc. (“USCF Investments”), formerly Wainwright Holdings, Inc., which is the sole member of USCF. The sole shareholder of USCF Investments is The Marygold Companies, Inc., formerly Concierge Technologies, Inc., (“Marygold”), a company publicly traded under the ticker symbol “MGLD”. Mr. Nicholas D. Gerber, along with certain of his family members and certain other shareholders, owns the majority of the shares in Marygold, which is the sole shareholder of USCF Investments, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of USCF Investments to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and UNG, including their regulatory obligations.

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

USCF serves as the general partner or sponsor to each of UNG and the Related Public Funds. USCF may have a conflict to the extent that its trading decisions for UNG may be influenced by the effect they would have on the other funds it manages. By way of example, if, as a result of reaching position limits imposed by the NYMEX, UNG purchased natural gas futures contracts, this decision could impact UNG’s ability to purchase additional natural gas futures contracts if the number of contracts held by funds managed by USCF reached the maximum allowed by the NYMEX. Similar situations could adversely affect the ability of the Related Public Funds to track their benchmark futures contract(s).

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

UNG may terminate at any time, regardless of whether UNG has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by UNG, UNG’s FCMs, counterparties or other market participants) that would lead UNG to determine that it could no longer foreseeably meet its investment objective or that UNG’s aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of UNG unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal, or removal of USCF as the general partner of UNG could cause UNG, to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate UNG. UNG’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

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

In the event that there was a suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of UNG would likely still continue to actively trade the shares. However, in such a situation, Authorized Participants and other market makers may seek to adjust the market they make in the shares. Specifically, such market participants may increase the spread between the prices that they quote for offers to buy and sell shares to allow them to adjust to the potential uncertainty as to when they might be able to purchase additional Creation Baskets of shares. In addition, Authorized Participants may be less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or reduced number of shares on which quotes may be available, could increase the trading costs to investors in UNG compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants still were able to freely create new baskets of shares. In addition, there could be a significant variation between the market price at which shares are traded and the shares’ NAV, which is also the price shares can be redeemed with UNG by Authorized Participants in Redemption Baskets. The foregoing could also create significant deviations from UNG’s investment objective. Any potential impact to the market for shares of UNG that could occur from the Authorized Participant’s inability to create new baskets would likely not extend beyond the time when UNG resumed selling Creation Baskets.

UNG may determine that, to allow it to reinvest the proceeds from sales of its Creation Baskets in currently permitted assets in a manner that meets its investment objective, it may limit its offers of Creation Baskets.

UNG may determine to limit the issuance of its shares through the offering of Creation Baskets to its Authorized Participants. As a result of certain circumstances described herein, including (1) the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits as well as statutory or regulatory limits); (2) market conditions (including but not limited to those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing); and (3) risk mitigation measures (including those that may be taken by UNG, UNG’s FCMs, counterparties or other market participants) that limit UNG and other market participants from investing in particular natural gas futures contracts, UNG’s management can determine that it will limit the issuance of shares and the offerings of Creation Baskets because it is unable to invest the proceeds from such offerings in investments that would permit it to reasonably meet its investment objective.

If such a determination is made, the same consequences associated with a suspension of the offering of Creation Baskets, as described in the foregoing risk factor, “The suspension in the ability of Authorized Participants to purchase Creation Baskets could cause UNG’s NAV to differ materially from its trading price,” could also occur as a result of UNG determining to limit the offering of creation baskets.

In a rising rate environment, UNG may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss.

When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, UNG may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. The risk to UNG of rising interest rates may be greater in the future due to the end of a long period of historically low rates, the effect of potential monetary policy initiatives, including actions taken by the U.S. Federal Reserve and other foreign equivalents to curb inflation, and resulting market reactions to those initiatives. When interest rates fall, UNG may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

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

USCF and USCF’s directors and certain of its officers are currently subject to class action litigation. Estimating an amount or range of possible losses resulting from litigation proceedings to USCF is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages and are subject to appeal. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against USCF. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting therefrom. In light of the inherent uncertainties involved in such matters, an adverse outcome in this litigation could materially adversely affect USCF’s financial condition, results of operations or cash flows in any particular reporting period. In addition, litigation could result in substantial costs and divert USCF’s management’s attention and resources from conducting USCF’s operations, including the management of UNG and the Related Public Funds. For more information, see “Item 3. Legal Proceedings” in this annual report on Form 10-K.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

In general, cybersecurity incidents can result from deliberate attacks or unintentional events such as a cyber-attack against USCF, a natural catastrophe, an industrial accident, failure of UNG’s disaster recovery systems, or consequential employee error. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of a fund’s clearing broker or third party service provider (including, but not limited to, index providers, the administrator and transfer agent, the custodian), have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of fund shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

Risk Management

UNG does not have computer systems or networks. Pursuant to the terms of the LP Agreement, UNG’s affairs are managed by USCF. USCF has implemented an information security program that is focused on ensuring the security and protection of computer systems and oversight of third-party service providers. This program includes specific provisions pertaining to data security and the security of information that, if disclosed, could have detrimental effects on UNG. Such provisions relate to the handling of information and computers, as well as the protection of computer systems and software from unauthorized persons. As needed, but no less frequently than annually, USCF evaluates its cybersecurity risk profile in accordance with its compliance policies and procedures. The risk assessment aims to confirm that USCF’s policies are being followed and enforced, and to identify risks that may have otherwise been unknown. To mitigate the risks from cybersecurity threats posed by third parties, USCF conducts due diligence on its critical third-party service providers with respect to (1) the cybersecurity programs and policies that they have in place as well as how they safeguard sensitive information, and (2) how those programs and policies apply to customers, including USCF and UNG.

USCF’s procedures include guidance for determining the materiality of cybersecurity incidents, including with respect to cybersecurity incidents experienced by third-party service providers. Such determinations are made by USCF’s senior management, including its Chief Executive Officer, which uses both qualitative and quantitative factors in assessing the material impact of an incident. The factors include the functional impact, the information impact, costs, the observed activity, the location of observed activity, actor characterization, and recoverability of information. As of the date of this report, USCF is not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect UNG, including its business strategy, results of operations, or financial condition.

Governance

The Director of Compliance, as identified below, provides regular reports to USCF’s Board of Directors on developments to the information security and cybersecurity risks facing UNG. Reports may include, among other things, an overview of the controls and procedures related to assessing, identifying, and managing risks related to cybersecurity threats,, oversight of third-party service providers and related cybersecurity threats, and management’s evaluation of cybersecurity risks material to UNG.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

From time to time, UNG may be involved in legal proceedings arising primarily from the ordinary course of its business. In addition, USCF, as the general partner of UNG and the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, neither UNG nor USCF is currently party to any material legal proceedings.

Optimum Strategies Action

On April 6, 2022, USO and USCF were named as defendants in an action filed by Optimum Strategies Fund I, LP, a purported investor in call option contracts on USO (the “Optimum Strategies Action”). The action was in the U.S. District Court for the District of Connecticut at Civil Action No. 3:22-cv-00511.

The Optimum Strategies Action asserted claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act (“CUSA”). It purported to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint was seeking damages, interest, costs, attorney’s fees, and equitable relief.

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

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice stated that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder.

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

As of December 31, 2023, UNG had approximately 115,388 holders of shares.

Dividends

UNG has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

UNG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNG redeemed 699 baskets (comprising 69,900,000 shares) and 202 baskets (comprising 20,250,000 shares) for the three and twelve months ended December 31, 2023, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of Share		Average Price Per
Period	Redeemed		Share
10/1/23 to 10/31/23	11,075,000	#	$30.40	#
11/1/23 to 11/30/23	5,675,000	#	25.92	#
12/1/23 to 12/31/23	3,500,000		19.92
Total	20,250,000

#   Adjusted to give effect to the reverse share split of 1 - for - 4 effected on January 23, 2024.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of the UNG included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause UNG’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. UNG believes these factors include, but are not limited to, the following: changes in inflation in the United States, movements in U.S. and foreign currencies, market volatility in the natural gas markets and futures markets, in part attributable to the COVID-19 pandemic in February 2020, the Russia-Ukraine war and conflicts in the Middle East. Forward-looking statements, which involve assumptions and describe UNG’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and UNG cannot assure investors that the projections included in these forward-looking statements will come to pass. UNG’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Regulatory Disclosure

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. Below are certain key regulatory requirements that are, or may be, relevant to UNG. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact UNG are discussed in “Item 1. Business” in this annual report on Form 10-K.

Exchange Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by UNG is not) may hold, own or control. These levels and position limits apply to the futures contracts that UNG invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures may also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net futures contracts back to the accountability level. As of December 31, 2023, UNG held 29,248 NYMEX Natural Gas Futures NG contracts and did not hold any Natural Gas Futures Contracts traded on the ICE Futures US. UNG exceeded accountability levels of the NYMEX during the fiscal year ended December 31, 2023, when it held a maximum of 46,245 Natural Gas Futures NG Contracts. UNG did not exceed accountability levels imposed by the ICE Futures during the fiscal year ended December 31, 2023. No action was taken by the NYMEX and UNG did not reduce any positions held.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the fiscal year ended December 31, 2023, UNG did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

UNG is not a Swap Entity under the Margin Rules, but it is a financial end-user. Accordingly, UNG will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, UNG does not have material swaps exposure under the Margin Rules, and, accordingly, UNG will not be subject to the initial margin requirements of the Margin Rules.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The spread of COVID-19 had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment were impacted by the outbreak and government and other measures seeking to contain its spread. COVID-19 had a material adverse impact on the crude oil markets and oil futures markets to the extent economic activity and the use of crude oil continues to be curtailed, which in turn had a significant adverse effect on the prices of Natural Gas Futures Contracts, including the Benchmark Futures Contract, and Other Natural Gas-Related Investments.

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

Price Movements

Natural gas futures prices were volatile during the year ended December 31, 2023. The price of the Benchmark Futures Contract started the year at $4.475 per million British thermal shares (“MMBtu”). The high of the year was on December 30, 2022 when the price reached $4.475 per MMBtu. The low of the year was on April 6, 2023 when the price dropped to $2.011 per MMBtu. The year ended with the Benchmark Futures Contract at $2.514 per MMBtu, a decrease of approximately (43.82)% over the year. UNG’s per share NAV began the year at $56.90# and ended the year at $20.36 on December 31, 2023, a decrease of approximately (64.22)% over the year. The Benchmark Futures Contract prices listed above began with the February 2023 contracts and ended with the February 2024 contracts. The decrease of approximately (43.82)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG’s Benchmark.”

# Adjusted to give effect to the reverse share split of 1-for-4 effected on January 23, 2024. The statement of operations have been adjusted for the periods shown to reflect the 1-for-4 reverse share split on a retroactive basis.

During the year ended December 31, 2023, the natural gas futures market experienced states of both contango and backwardation. When the market was in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

As of December 31, 2023, UNG has issued 675,350,000 shares, 47,821,147 of which were outstanding. On April 26, 2022, the SEC declared effective a registration statement filed by UNG that registered an unlimited number of shares. As a result, UNG has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by UNG than are outstanding due to the redemption of shares.

On January 23, 2024, after the close of trading on the NYSE Arca, UNG effected a 1-for-4 reverse share split and post-split shares of UNG began trading on January 24, 2024. As a result of the reverse share split, every four pre-split shares of UNG were automatically exchanged for one post-split share. As of December 31, 2023, prior to the effect of the reverse split, there were 191,284,588 shares of UNG issued and outstanding, representing a per share NAV of $5.09. As of December 31, 2023, after the effect of the reverse share split, the number of issued and outstanding shares of UNG decreased to 47,821,147, not accounting for fractional shares, and the per share NAV increased to $20.36. In connection with the reverse share split, the CUSIP number for UNG’s shares changed to 912318409. UNG’s ticker symbol, “UNG,” remains the same. The financial statements have been adjusted to reflect the effect of the reverse share split on a retroactive basis.

As of December 31, 2023, UNG had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

	Year ended	Year ended
	December 31,	December 31,
	2023	2022
Per share net asset value, end of year	$20.36	$56.90 #
Average daily total net assets	$1,041,866,566	$470,764,283
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$46,665,419	$7,266,558
Annualized yield based on average daily total net assets	4.48%	1.54%
Management fee	$6,252,127	$2,824,586
Total fees and other expenses excluding management fees	$4,253,298	$2,162,763
Total commissions accrued to brokers	$2,696,598	$702,686
Total commissions as annualized percentage of average total net assets	0.26%	0.15%

#   Adjusted to give effect to the reverse share split of 1 - for - 4 effected on January 23, 2024.

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

The decrease in the per share NAV for the year ended December 31, 2023, compared to the year ended December 31, 2022, was due primarily to lower prices for natural gas and the related decrease in the value of the Natural Gas Futures Contracts in which UNG held and traded.

Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2023, compared to the year ended December 31, 2022. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was higher during the year ended December 31, 2023, compared to the year ended December 31, 2022. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2023, compared to the year ended December 31, 2022 was due primarily to a increase in commissions.

The increase in total commissions accrued to brokers for the year ended December 31, 2023, compared to the year ended December 31, 2022, was due primarily to a higher number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended December 31, 2023, the average daily change in the Benchmark Futures Contract was (0.850)%, while the average daily change in the per share NAV of UNG over the same time period was (0.835)%. The average daily difference was 0.015% (or 1.5 basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period UNG’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to December 31, 2023, the average daily change in the Benchmark Futures Contract was (0.086)%, while the average daily change in the per share NAV of UNG over the same time period was (0.087)%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period UNG’s NAV performed was within the plus or minus ten percent (10)% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first chart below shows the daily movement of UNG’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30 valuation day period ended December 29, 2023, the last trading day in September. The second chart below shows the monthly total returns of UNG as compared to the monthly value of the Benchmark Futures Contract for the five years ended December 31, 2023.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

UNG Monthly Total Return vs Monthly Benchmark Futures Contract
(5 years ending December 31, 2023)*
50.00%
45.00%
35.00%
25.00%
15.00%
5.00%
-5.00%
-15.00%
-25.00%
-35.00%
-45.00%
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
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

For the year ended December 31, 2023, the actual total return of UNG as measured by changes in its per share NAV was (64.22)%. This is based on an initial per share NAV of $56.90# as of December 31, 2022 and an ending per share NAV as of December 31, 2023 of $20.36. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $19.68 as of December 31, 2023, for a total return over the relevant time period of (65.41)%. The difference between the actual per share NAV total return of UNG of (64.22)% and the expected total return based on the Benchmark Futures Contract of (65.41)% was a difference over the time period of 1.19%, which is to say that UNG’s actual total return outperformed its benchmark by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

# Adjusted to give effect to the reverse share split of 1-for-4 effected on January 23, 2024.

By comparison, for the year ended December 31, 2022, the actual total return of UNG as measured by changes in its per share NAV was 14.81%#. This is based on an initial per share NAV of $49.56# as of December 31, 2021 and an ending per share NAV as of December 31, 2022 of $56.90#. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $56.68 as of December 31, 2022, for a total return over the relevant time period of 14.37%. The difference between the actual per share NAV total return of UNG of 14.81%# and the expected total return based on the Benchmark Futures Contract of 14.37% was a difference over the time period of 0.44%, which is to say that UNG’s actual total return outperformed its benchmark by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

# Adjusted to give effect to the reverse share split of 1-for-4 effected on January 23, 2024.

There are three factors that typically have impacted or are most likely to impact UNG’s ability to accurately track the Benchmark Futures Contract in addition to the foregoing.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2023, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2023. Interest payments, and any other income, were retained within the portfolio and added to UNG’s NAV. When this income exceeds the level of UNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to rise over the near future from historical lows. It is anticipated that fees and expenses paid by UNG may continue to be lower than interest earned by UNG. As such, USCF anticipates that UNG could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2023, UNG held investments in Natural Gas Futures Contracts traded on the ICE Futures US whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized OTC swaps designed to track the settlement price of the Benchmark Futures Contract. UNG invests in Other Natural Gas-Related Investments, such as OTC swaps, which have increased transaction-related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that UNG must pay to the swap counterparty certain fees that UNG does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between December 31, 2013 and December 31, 2023. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Periods of contango or backwardation have not materially impacted UNG’s investment objective of having the daily percentage changes in its per share NAV track the daily percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tended to equally impact the daily percentage changes in price of both UNG’s shares and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods and, because of the seasonal nature of natural gas demand, both may occur within a single year’s time.

Natural Gas Market. During the twelve months ended December 31, 2023, the price of the front month natural gas futures contract traded in a range between $1.991 and $4.475. Prices decreased (43.82)% from December 31, 2022 through December 31, 2023, finishing the quarter at $2.514. The number of rigs dedicated to natural gas production fell from 156 at the start of the year to 120 by the end of the year. Natural Gas stored in the United States stood at 3,476 billion cubic feet as of December 31, 2023, about 18.9% higher than the same time last year. While both domestic demand and U.S. exports of natural gas have generally increased over the last five years, a milder-than-forecast winter in Europe contributed to a steep reversion in prices from 2022, when the market expected natural gas shortages in parts of Europe as a result of the Russia-Ukraine war. A mild winter in parts of the U.S. as well as a decline in demand for industrial use also contributed to price declines during the first quarter of 2023. Reduced demand led to an increasing amount of natural gas in storage relative to prior years. After the steep selloff in the first quarter of 2023, prices recovered somewhat between March and November of 2023.  However, the surplus of natural gas in storage relative to prior years increased in the fourth quarter of 2023, which led to a decrease in prices.

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

For the ten-year time period between December 31, 2013 and December 31, 2023, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 10 Years
Correlation Matrix 10 Years	Large Cap US Equities (S&P 500)	US Gov’t Bonds (BEUSG4 Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap US Equities (S&P 500)	1.000	0.090	0.978	0.357	0.206	0.468	0.106
US Gov’t Bonds (BEUSG4 Index)		1.000	0.099	-0.260	-0.404	-0.200	-0.177
Global Equities (FTSE World Index)			1.000	0.409	0.254	0.515	0.066
Crude Oil				1.000	0.745	0.752	0.062
Heating Oil					1.000	0.644	0.116
Unleaded Gasoline						1.000	0.088
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 1 Year
Correlation Matrix 1 Year	Large Cap US Equities (S&P 500)	US Gov’t Bonds (BEUSG4 Index)	Global Equities (FTSE World Index)	Crude Oil	Heating Oil	Unleaded Gasoline	Natural Gas
Large Cap US Equities (S&P 500)	1.000	0.750	0.982	-0.068	0.005	0.474	-0.182
US Gov’t Bonds (BEUSG4 Index)		1.000	0.788	-0.237	-0.273	0.387	-0.562
Global Equities (FTSE World Index)			1.000	-0.018	0.013	0.482	-0.303
Crude Oil				1.000	0.826	0.292	0.090
Heating Oil					1.000	0.390	0.089
Unleaded Gasoline						1.000	-0.453
Natural Gas							1.000
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

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The comparison of the fiscal years ended December 31, 2022 and 2021 can be found in UNG’s annual report on Form 10-K for the fiscal year ended December 31, 2022 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

Liquidity and Capital Resources

UNG has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. UNG has met, and it is anticipated that UNG will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. UNG’s liquidity needs include: redeeming shares, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its OTC swaps, if applicable, and payment of its expenses, summarized below under “Contractual Obligations.”

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets are held in UNG’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the year ended December 31, 2023, UNG’s expenses did not exceed the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2023, UNG did not use other assets to pay expenses. To the extent expenses exceed income, UNG’s NAV will be negatively impacted.

Although permitted to do so under its LP Agreement, UNG has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, and makes its investments accordingly. Consistent with the foregoing, UNG’s investments will take into account the need for UNG to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, UNG becoming leveraged. If market conditions require it, these risk reduction procedures, including changes to UNG’s investments, may occur on short notice.

UNG does not and will not borrow money or use debt to satisfy its margin or collateral obligations in respect of its investments, but it could become leveraged if UNG were to hold insufficient assets that would allow it to meet not only the current, but also future, margin or collateral obligations required for such investments. Such a circumstance could occur if UNG were to hold assets that have a value of less than zero.

USCF endeavors to have the value of UNG’s Treasuries, cash and cash equivalents, whether held by UNG or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Natural Gas-Related Investments.

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNG from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2023, UNG did not purchase or liquidate any of its positions while daily limits were in effect; however, UNG cannot predict whether such an event may occur in the future.

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

UNG may terminate at any time, regardless of whether UNG has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by UNG, UNG’s FCMs, counterparties or other market participants) that would lead BNO to determine that it could no longer foreseeably meet its investment objective or that BNO’s aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of BNO unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal or removal of USCF as the general partner of UNG could cause UNG to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate UNG. UNG’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

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

UNG may purchase OTC swaps, see “Item 3 Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2023, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $928,824,769 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNG’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2023, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

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

As of December 31, 2023, UNG’s portfolio held 29,248 Natural Gas Futures NG Contracts traded on the NYMEX. For a list of UNG’s current holdings, please see UNG’s website at www.uscfinvestments.com.

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

During the reporting period of this annual report on Form 10-K, UNG’s OTC transactions comprised OTC swaps intended to reflect the return on UNG’s investments in Natural Gas Futures Contracts and EFRP transactions.

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

Item 8. Financial Statements and Supplementary Data

United States Natural Gas Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of UNG’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2023, UNG’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States Natural Gas Fund, LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statement of financial condition, including the schedule of investments, of United States Natural Gas Fund, LP (the “Fund”) as of December 31, 2023, the related statements of operations, changes in partners’ capital, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). We also have audited the Fund’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2023 and the results of its operations, changes in partners’ capital, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

The Fund’s financial statements and internal control over financial reporting for the years ended December 31, 2022, and prior, were audited by other auditors whose report dated February 27, 2023, expressed an unqualified opinion on those financial statements and internal control over financial reporting.

Basis for Opinions

The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s financial statements and an opinion on the Fund’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Fund’s auditor since 2023.

/s/ Cohen & Company, Ltd.

Philadelphia, Pennsylvania

February 29, 2024

SPICER JEFFRIES LLP
Certified Public Accountants

4601 DTC BOULEVARD • SUITE 700
DENVER, COLORADO 80237
TELEPHONE: (303) 753-1959
FAX: (303) 753-0338
www.spicerjeffries.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States Natural Gas Fund, LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statement of financial condition of United States Natural Gas Fund, LP (the “Fund”) as of December 31, 2022, including the schedule of investments as of December 31, 2022, and the related statements of operations, changes in partners’ capital and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Fund’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Natural Gas Fund, LP as of December 31, 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

/s/ Spicer Jefferies LLP

Denver, Colorado

February 29, 2024

United States Natural Gas Fund, LP

Statements of Financial Condition

At December 31, 2023 and December 31, 2022

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents (at cost $678,015,896 and $317,868,749, respectively) (Notes 2 and 5)	$678,015,896	$317,868,749
Equity in trading accounts:
Cash and cash equivalents (at cost $250,808,873 and $241,622,902, respectively)	250,808,873	241,622,902
Unrealized gain (loss) on open commodity futures contracts	40,072,461	(144,765,937)
Unrealized gain (loss) on open swap contracts	14,903,211	—
Receivable for shares sold	—	14,488,801
Dividends receivable	316,438	1,108,561
Interest receivable	3,599,258	334,804
Prepaid insurance	41,729	16,624
ETF transaction fees receivable	1,000	1,000

Total Assets	$987,758,866	$430,675,504

Liabilities and Partners’ Capital
Payable due to Broker	$8,268,236	$—
Payable for shares redeemed	4,072,796	—
General Partner management fees payable (Note 3)	500,635	240,448
Professional fees payable	844,175	922,743
Brokerage commissions payable	171,877	160,052
Directors’ fees payable	21,121	8,056
License fees payable	25,694	5,729

Total Liabilities	13,904,534	1,337,028

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	973,854,332	429,338,476
Total Partners’ Capital	973,854,332	429,338,476

Total Liabilities and Partners’ Capital	$987,758,866	$430,675,504

Limited Partners’ shares outstanding	47,821,147	7,546,147	#
Net asset value per share	$20.36	$56.90	#
Market value per share	$20.28	$56.40	#

#    On January 23, 2024 there was a 1-for-4 reverse share split. Historical shares outstanding, net asset value per share, and market value per share have been adjusted to reflect the 1-for-4 reverse share split on a retroactive basis.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Schedule of Investments

At December 31, 2023

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2024 contracts, expiring January 2024*	$695,222,259	29,248	$40,072,461	4.11

	Shares/Principal Amount	Market Value	% of Partners’ Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.27%#	70,950,000	$70,950,000	7.29
Total United States Money Market Funds		$70,950,000	7.29

Open OTC Commodity Swap Contracts

								Unrealized Gain
								(Loss) on
						Fair Value/Open	Upfront	Commodity
Fund Receives from	Fund Pays		Payment		Notional	Commodity	Payments/(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Expiration Date	Amount	Swap Contracts	Received)	Contracts(a)
MACQUARIE MQCP362H 12122023Index(b)	0.25%	Macquarie Bank Ltd	Monthly	01/12/2024	$129,306,126	144,210,360	—	$14,904,234
SOC GEN SGIXCNG1 09292023Index(b)	0.40	Societe Generale	Monthly	03/29/2024	94,559,204	94,558,181	—	(1,023)
Total Open OTC Commodity Swap Contracts∧					$223,865,330	238,768,541	—	$14,903,211
(a)	Reflects the value at reset date of December 29, 2023.
(b)	Custom index comprised of a basket of underlying instruments.
#	Reflects the 7-day yield at December 31, 2023.

˄Collateral amounted to $40,660,000 on open OTC commodity swap contracts.

*	Collateral amounted to $210,148,873 on open commodity futures contracts.

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

United States Natural Gas Fund, LP

Statements of Operations

For the years ended December 31, 2023, 2022 and 2021

	Year ended	Year ended		Year ended
	December 31, 2023	December 31, 2022		December 31, 2021
Income
Gain (loss) on trading of commodity futures and swap contracts:
Realized gain (loss) on closed commodity futures contracts	$(762,934,486)	$218,669,630		$6,104,950
Realized gain (loss) on closed OTC commodity swap contracts	(144,572,961)	—		—
Change in unrealized gain (loss) on open commodity futures contracts	184,838,398	(146,128,350)		15,817,312
Change in unrealized gain (loss) on open OTC commodity swap contracts	14,903,211	—		—
Dividend income	11,394,690	5,230,113		48,789
Interest income	35,270,729	2,036,445		70,125
ETF transaction fees	355,000	209,000		107,000
Total Income (Loss)	$(660,745,419)	$80,016,838		$22,148,176

Expenses
General Partner management fees (Note 3)	$6,252,127	$2,824,586		$2,024,410
Professional fees	1,179,661	1,283,049		693,849
Brokerage commissions	2,696,598	702,686		794,337
Directors’ fees and insurance	220,736	106,413		81,479
License fees	156,303	70,615		50,610
Registration fees	—	—		103,290
Total Expenses	$10,505,425	$4,987,349		$3,747,975
Net Income (Loss)	$(671,250,844)	$75,029,489		$18,400,201
Net Income (Loss) per limited partner share	$(36.54)	$7.34	#	$12.78	#
Net Income (Loss) per weighted average limited partner share	$(17.87)	$13.71	#	$2.75	#
Weighted average limited partner shares outstanding	37,572,585	5,470,942	#	6,686,969	#

#   On January 23, 2024 there was a 1 - for - 4 reverse share split. The Statement of Operations have been adjusted for the periods shown to reflect the 1 - for - 4 reverse share split on a retroactive basis.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Statements of Changes in Partners’ Capital

For the years ended December 31, 2023, 2022 and 2021

	Limited Partners*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Balances at beginning of year	$429,338,476	$371,534,391	$414,596,507
Addition of 110,175,000, 15,850,000# and 7,600,000#partnership shares, respectively	3,295,750,093	1,312,675,634	474,128,846
Redemption of (69,900,000) , (15,800,000)# and (11,375,000)# partnership shares, respectively	(2,079,983,393)	(1,329,901,038)	(535,591,163)
Net income (loss)	(671,250,844)	75,029,489	18,400,201

Balances at end of year	$973,854,332	$429,338,476	$371,534,391

*     General Partners’ shares outstanding and capital for the periods presented were zero.

#    On January 23, 2024 there was a 1-for-4 reverse share split. The Statement of Changes in Partners’ Capital have been adjusted for the periods shown to reflect the 1-for-4 reverse share split on a retroactive basis.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Statements of Cash Flows

For the years ended December 31, 2023, 2022 and 2021

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$(671,250,844)	$75,029,489	$18,400,201
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(184,838,398)	146,128,350	(15,817,312)
Change in unrealized (gain) loss on open swap contracts	(14,903,211)	—	—
(Increase) decrease in dividends receivable	792,123	(1,103,225)	(5,150)
(Increase) decrease in interest receivable	(3,264,454)	(329,524)	8,906
(Increase) decrease in prepaid insurance	(25,105)	(3,519)	479
(Increase) decrease in prepaid registration fees	—	—	103,290
(Increase) decrease in ETF transaction fees receivable	—	(1,000)	1,000
Increase (decrease) in payable due to Broker	8,268,236	—	—
Increase (decrease) in General Partner management fees payable	260,187	40,093	(11,747)
Increase (decrease) in professional fees payable	(78,568)	288,069	(29,327)
Increase (decrease) in brokerage commissions payable	11,825	(6,462)	22,521
Increase (decrease) in directors’ fees payable	13,065	10	2,479
Increase (decrease) in license fees payable	19,965	(6,778)	1,694
Increase (decrease) in related party payable	—	(4,500,000)	4,500,000
Net cash provided by (used in) operating activities	(864,995,179)	215,535,503	7,177,034

Cash Flows from Financing Activities:
Addition of partnership shares	3,310,238,894	1,298,186,833	474,128,846
Redemption of partnership shares	(2,075,910,597)	(1,329,901,038)	(546,118,094)
Net cash provided by (used in) financing activities	1,234,328,297	(31,714,205)	(71,989,248)

Net Increase (Decrease) in Cash and Cash Equivalents	369,333,118	183,821,298	(64,812,214)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	559,491,651	375,670,353	440,482,567
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$928,824,769	$559,491,651	$375,670,353

Components of Cash, Cash Equivalents, and Equity in Trading Accounts
Cash and cash equivalents	$678,015,896	$317,868,749	$248,404,703
Equity in Trading Accounts:
Cash and cash equivalents	250,808,873	241,622,902	127,265,650
Total Cash, Cash Equivalents and Equity in Trading Accounts	$928,824,769	$559,491,651	$375,670,353

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Notes to Financial Statements

For the years ended December 31, 2023, 2022 2021

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

UNG seeks to achieve its investment objective by investing primarily in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures, liquidity requirements, or in view of market conditions, other natural gas-related investments such as cash settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments include, but are not limited to, those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in the notes to the financial statements. As of December 31, 2023, UNG held 29,248 Futures Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on the ICE Futures US.

In addition, USCF believes that market arbitrage opportunities will cause daily changes in UNG’s share price on the NYSE Arca on a percentage basis to closely track daily changes in UNG’s per share NAV on a percentage basis. USCF further believes that the daily changes in prices of the Benchmark Futures Contract have historically tracked the daily changes in the spot prices of natural gas. USCF believes that the net effect of these relationships will be that the daily changes in the price of UNG’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the spot price of natural gas on a percentage basis, less UNG’s expenses.

Investors should be aware that UNG’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of natural gas or any particular futures contract based on natural gas, nor is UNG’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. This is because natural market forces called contango and backwardation may impact and have impacted the total return on an investment in UNG’s shares during the past year relative to a hypothetical direct investment in natural gas and, in the future, it is likely that the relationship between the market price of UNG’s shares and the changes in the spot prices of natural gas will continue to be impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing natural gas, which could be substantial.)

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

On January 23, 2024, after the close of trading on the NYSE Arca, UNG effected a 1 - for - 4 reverse share split and post - split shares of UNG began trading on January 24, 2024. As a result of the reverse share split, every four pre - split shares of UNG were automatically exchanged for one post - split share. As of December 31, 2023, prior to the effect of the reverse split, there were 191,284,588 shares of UNG issued and outstanding, representing a per share NAV of $5.09. As of December 31, 2023, after the effect of the reverse share split, the number of issued and outstanding shares of UNG decreased to 47,821,147, not accounting for fractional shares, and the per share NAV increased to $20.36. In connection with the reverse share split, the CUSIP number for UNG’s shares changed to 912318409. UNG’s ticker symbol, “UNG,” remains the same. The financial statements have been adjusted to reflect the effect of the reverse share split on a retroactive basis.

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

Authorized Participants pay UNG a $1,000 transaction fee for each order they place to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 100,000 shares. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of UNG but rather at market prices quoted on such exchange.

In April 2007, UNG initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UNG established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,001,000. UNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. As of December 31, 2023, UNG had registered an unlimited number of shares and available for issuance. On April 26, 2022, the SEC declared effective a registration statement filed by UNG that registered an unlimited number of shares. As a result, UNG has an unlimited number of shares that can be issued in the form of Creation Baskets.

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

In accordance with U.S. GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2023.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2023.

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

Other

On January 23, 2024, after the close of the NYSA Arca, UNG effected a 1-for-4 reverse share split and post-split shares of UNG began trading on January 24, 2024. The unaudited financial information in this annual report on Form 10-K gives effect to the reverse share split and the post-split shares as if they had been completed on January 1, 2024.

The audited financial information and pro forma financial information, as well as the historical financial information as of and for the year ended December 31, 2024, was derived from UNG’s historical financial statements. The financial statements in this annual report on Form 10-K are presented in accordance with Accounting Standards Codification 260 for purposes of presenting the 1-for-4 reverse split on historical basis for all periods reported.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2023, 2022 and 2021, UNG incurred $0, $0 and $103,290, respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each other Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2023 are estimated to be a total of $220,736 for UNG and, in the aggregate for UNG and the Related Public Funds, approximately $1,210,000. For the year ended December 31, 2022 these fees and expenses were $1,258,000 for UNG and the Related Public Funds. UNG’s portion of such fees and expenses for the year ended December 31, 2022 was $106,413. For the year ended December 31, 2021 these fees and expenses were $1,081,963 for UNG and the Related Public Funds. UNG’s portion of such fees and expenses for the year ended December 31, 2021 was $81,479.

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNG and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2023, 2022 and 2021, UNG incurred $156,303, $70,615 and $50,610, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs are estimated to be $1,120,961 for the year ending December 31, 2023. For the years ending December 31, 2022 and 2021 UNG’s investor reporting costs totaled $1,243,549 and $670,349 respectively. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Brokerage and Futures Commission Merchant Agreements

UNG entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as UNG’s FCM effective October 10, 2013. UNG has engaged each of Marex North America, LLC, formerly RCG Division of Marex Spectron (“MNA”), Marex Capital Markets, Inc., formerly E D & F Man Capital Markets Inc. (“MCM”), Macquarie Futures USA LLC (“MFUSA”), and ADM Investor Services Inc. (“ADMIS”) to serve as additional FCMs to UNG effective on May 28, 2020, June 5, 2020, December 3, 2020, and August 8, 2023, respectively. The agreements with UNG’s FCMs require the FCMs to provide services to UNG in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through the applicable FCM for UNG’s account. In accordance with the FCM agreements, UNG pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when UNG issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when UNG redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Total commissions accrued to brokers	$2,696,598	$702,686	$794,337
Total commissions as annualized percentage of average total net assets	0.26%	0.15%	0.24%

The increase in total commissions accrued to brokers for the year ended December 31, 2023, compared to the year ended December 31, 2022, was due primarily to a higher number of natural gas futures contracts being held and traded.

Swap Dealer Agreements

UNG entered into ISDA 2002 Master Agreements with each of Macquarie Bank Limited the (“Macquarie ISDA”) and Société Générale (“Société Générale ISDA”) on November 30, 2021 and June 13, 2022, respectively, pursuant to which each of Macquarie Bank Limited and Société Générale has agreed to serve as an over-the-counter (“OTC”) swap counterparty for UNG. The Macquarie ISDA and Societe Generale ISDA each provide UNG with the ability to invest in OTC swaps in furtherance of UNG’s investment objective by providing it with investment flexibility in light of market conditions, liquidity, regulatory requirements, and risk diversification. UNG may enter into OTC swap transactions under each of the Macquarie ISDA and Société Générale ISDA in light of the foregoing. Any OTC swap transactions of UNG that are outstanding under the Macquarie ISDA and the Société Générale ISDA, along with UNG’s other holdings, are posted on UNG’s webpage, www.uscfinvestments.com. In accordance with each of the swap agreements described above, UNG pays each swap dealer a flat fee in a range between 0.20% and 0.30% on the daily notional value of each OTC swap transaction.

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

Significant market volatility has recently occurred in the natural gas markets and the natural gas futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the Russia-Ukraine war, attacks or threats of attack by terrorists, conflicts in the Middle East, and continuing disputes among natural gas-producing countries. These and other factors could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UNG and the impact of which could limit UNG’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In such a circumstance, UNG could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Natural-Gas Related Investments.

All of the futures contracts held by UNG through December 31, 2023 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2023 and December 31, 2022, UNG held investments in money market funds in the amounts of $70,950,000 and $317,800,000, respectively. UNG also holds cash deposits with its custodian. As of December 31, 2023 and December 31, 2022, UNG held cash deposits and investments in Treasuries in the amounts of $857,874,769 and $241,691,651 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCMs cease operations.

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

For the year ended December 31, 2023, the monthly average volume of open future and swap contract notional values were $795,333,520 and $250,445,925, respectively. For the year ended December 31, 2022, the monthly average volume of open future contract notional value was $464,916,303.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2023, 2022 and 2021 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022 #	December 31, 2021 #
Per Share Operating Performance:
Net asset value, beginning of year	$56.90 #	$49.56	$36.78
Total income (loss)	(36.26)	8.25	13.34
Total expenses	(0.28)	(0.91)	(0.56)
Net increase (decrease) in net asset value	(36.54)	7.34	12.78
Net asset value, end of year	$20.36	$56.90	$49.56

Total Return	(64.22)%	14.81%	34.75%

Ratios to Average Net Assets
Total income (loss)	(63.42)%	17.00%	6.56%
Management fees	0.60%	0.60%	0.60%
Total expenses excluding management fees	0.41%	0.46%	0.51%
Net income (loss)	(64.43)%	15.94%	5.45%

#    On January 23, 2024 there was a 1-for-4 reverse share split. The Financial Highlights have been adjusted for the periods shown to reflect the 1-for-4 reverse share split on a retroactive basis.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from UNG. Additionally, only Authorized Participants purchase and redeem shares from the Fund at the NAV per share. Most shareholders will purchase and sell shares in the secondary market at market prices, which may differ from the NAV per share and result in a higher or lower total return.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2023 and 2022.

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter
	2023		2023		2023		2023
Total Income (Loss)	$(443,579,372)		$113,056,674		$(78,993,423)		$(251,229,298)
Total Expenses	2,506,041		2,871,999		2,650,231		2,477,154
Net Income (Loss)	$(446,085,413)		$110,184,675		$(81,643,654)		$(253,706,452)
Net Income (Loss) per Share	$(28.84)	#	$1.80	#	$(2.62)	#	$(6.88)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2022	2022	2022	2022
Total Income (Loss)	$210,949,307	$(53,073,030)	$115,944,781	$(193,804,220)
Total Expenses	910,354	1,228,320	1,438,980	1,409,695
Net Income (Loss)	$210,038,953	$(54,301,350)	$114,505,801	$(195,213,915)
Net Income (Loss) per Share#	$35.99	$(11.31)	$23.13	$(31.00)

#   On January 23, 2024 there was a 1 - for - 4 reverse share split. The unaudited Quarterly Financial data has been adjusted for the period shown to reflect the 1 - for - 4 reverse a share split on a retroactive basis.

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

Level II – Inputs other than quoted prices included within Level I include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

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

The following table summarizes the valuation of UNG’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$70,950,000	$70,950,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	40,072,461	40,072,461	—	—
OTC Commodity Swap Contracts	14,903,211	—	14,903,211	—

The following table summarizes the valuation of UNG’s securities at December 31, 2022 using the fair value hierarchy:

At December 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$317,800,000	$317,800,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(144,765,937)	(144,765,937)	—	—

Effective January 1, 2009, UNG adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	December 31,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2023	2022
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$40,072,461	$(144,765,937)
Swap - Commodity Contracts	Unrealized gain (loss) on open OTC commodity swap contracts	$14,903,211	$—

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the year ended		For the year ended
		December 31, 2023		December 31, 2022		December 31, 2021
			Change in		Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Derivatives not	on Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives
Accounted for as	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Hedging Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$(762,934,486)		$218,669,630		$6,104,950

	Change in unrealized gain (loss) on open commodity futures contracts		$184,838,398		$(146,128,350)		$15,817,312
OTC Swap - Commodity Contracts	Realized gain (loss) on closed OTC commodity swap contracts	$(144,572,961)		$—		$—

	Change in unrealized gain (loss) on open OTC commodity swap contracts		$14,903,211		$—		$—

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

Item 9B. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended December 31, 2023.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. UNG has no executive officers. Pursuant to the terms of the LP Agreement, UNG’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
John P. Love	52	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	60	Chief Financial Officer, Secretary and Treasurer
Andrew F Ngim	63	Chief Operating Officer and Portfolio Manager
Robert L. Nguyen	64	Management Director
Kathryn D. Rooney	51	Management Director, Chief Marketing Officer
Daphne G. Frydman	49	Director of Compliance
Ray W. Allen	67	Portfolio Manager
Kevin A. Baum	53	Chief Investment Officer
Gordon L. Ellis	77	Independent Director
Malcolm R. Fobes III	59	Independent Director
Peter M. Robinson	67	Independent Director

Ray W. Allen, 67, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager from May 2015 to September 2018, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO from September 2009 to September 2018, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, (5) United States 3x Oil Fund and United States 3x Short Oil Fund from July 2017 to December 2019, and (6) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, from October 2017 to March 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to October 2021 and then portfolio manager since January 2022. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 53, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. He also serves as the Chief Investment Officer of USCF Advisers since June 2021. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved with respect to USCF as an NFA principal and associated person since April 2016, and a swap associated person since November 2020. He also is an associated person of USCF Advisers as of February 2017, and, as of June 2021, a principal and swap associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds NFA Series 3 and FINRA Series 7 registrations.

Stuart P. Crumbaugh, 60, Management Director of USCF since April 2023 and Chief Financial Officer, Secretary and Treasurer of USCF since May 2015. Also, Mr. Crumbaugh served as the Chief Financial Officer of The Marygold Companies, Inc., formerly Concierge Technologies, Inc. (“Marygold”), the parent of USCF Investments, Inc., (formerly Wainwright Holdings, Inc.) (“USCF Investments”) from December 2017 to January 2024 and as a management director on the board of directors of Marygold from April 2023 to January 2024. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Marygold, since November 2019. In addition, Mr. Crumbaugh has served as a director of USCF Investments, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of USCF ETF Trust since May 2015. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant - Michigan (inactive).

Daphne G. Frydman, 49, General Counsel of USCF and USCF Advisers, LLC since May 2018, and Director of Compliance of USCF since April 2022. She is also the Chief Legal Officer of USCF ETF Trust since May 2018 and Secretary of the same since December 2021. Ms. Frydman served as Deputy General Counsel of USCF and USCF Advisers, LLC from May 2016 through May 2018. From September 2001 through April 2016, Ms. Frydman was an attorney in private practice at the law firm Sutherland Asbill & Brennan LLP. Ms. Frydman is listed as a principal of USCF as of June 1, 2022. Ms. Frydman earned her JD from the Northwestern University Pritzker School of Law and a B.A. in College of Letters and Spanish from Wesleyan University.

John P. Love, 52, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of USCF Investments, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Mr. Love has served as on the Board of Managers of USCF Advisers since November 2016 and as its President since June 18, 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer of the USCF ETF Trust. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person and swap associated person of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 63, co-founded USCF in 2005 and has served as a Management Director from May 2005 to April 2023 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI and CPER since January 2013 and for the United States Agriculture Index Fund from January 2013 to September 2018. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013 and Chief Operating Officer of USCF Advisers since March 2021. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (a) the following series of the USCF ETF Trust: (1) the Stock Split Index Fund from September 2014 to October 2017, (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, (3) USCF SummerHaven SHPEI Index Fund from December 2017 to October 2020, (4) USCF SummerHaven SHPEN Index Fund from December 2017 to April 2020, and (b) a series of USCF Mutual Funds Trust, the USCF Commodity Strategy Fund, from March 2017 to March 2019. Mr. Ngim also serves as the portfolio manager for the following series of the USCF ETF Trust: (1) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, from May 2018 to present, (2) the USCF Sustainable Battery Metals Strategy Fund from January 2023 to present, (3) the USCF Energy Commodity Strategy Absolute Return Fund from May 2023 to present, (4) the USCF Sustainable Commodity Strategy Fund from August 9, 2023 to present, and (5) the USCF Aluminum Strategy Fund from October 6, 2023 to present. Mr. Ngim served as a Management Trustee of the USCF ETF Trust from August 2014 to August 2023. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 64, Management Director and principal since July 2015. Mr. Nguyen served on the Board of USCF Investments from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Kathryn D. Rooney, 51, Management Director of USCF since April 2023 and Chief Marketing Officer of USCF since January 2016. She also served as a member of the Board of Directors of The Marygold Companies, which is the parent of USCF Investments, Inc., from January 2017 to April 2023. USCF Investments, Inc. is the sole member of USCF. Previously, Ms. Rooney was the National Sales Director at USCF from January 2007 to December 2015. Ms. Rooney was the Director of Business Development at the Ameristock Corporation, a California-based registered investment adviser, from September 2003 to January 2007. Prior to joining the Ameristock Corporation, she was Regional Sales Director at Accessor Capital Management, a registered investment adviser that was based in Seattle, Washington, from October 2002 to August 2003, National Sales Director at ALPS Mutual Fund Services, Inc., a boutique investment services company offering outsourced back office operations and distribution services to mutual fund managers, from June 1999 to October 2002, and Trust Officer at Fifth Third Bancorp, an American bank holding company headquartered in Ohio, from June 1994 to May 1999. Additionally, Ms. Rooney has been registered as an associated person of USCF since August 2015 and from December 2005 to April 2009 and is listed as a principal of USCF effective as of April 2023. Additionally, effective as of February 2017, she is an associated person of USCF Advisers, LLC, an affiliate of USCF, which is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Rooney graduated from Wellesley College with a Bachelor of Arts in economics and psychology in June 1994.

Gordon L. Ellis, 77, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores and developed mining properties and is currently driving an arbitration suit against the Republic of Peru. He also serves as a director of Goldhaven Resources, a firm that acquires, explores and develops mining properties in Canada and Chile, from August 2020 to present. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is a professional engineer, retired, and earned an MBA in international finance.

Malcolm R. Fobes III, 59, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman, Chief Executive Officer and Chief Investment Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 66, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Kathryn D. Rooney, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, and USCF Investments, Inc., formerly Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Kathryn D. Rooney, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, and Kevin A. Baum. In addition, USCF Investments is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in UNG. Ray W. Allen makes trading and investment decisions for UNG. Ray W. Allen, Darius Coby, Seth Lancaster and Zach Sanchez execute trades on behalf of UNG. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face UNG and the Related Public Funds. USCF’s compliance policies and procedures are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by UNG, including Futures Contracts and Other Natural Gas-Related Investments such as OTC swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by UNG. The policies and procedures, among other things, provide criteria for OTC swap counterparties and documentation.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

UNG does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of UNG and other entities controlled by USCF. UNG does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. UNG pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.60% average daily total net assets of UNG for the first $1,000,000,000 and 0.50% of average daily total net assets of UNG for amounts above $1,000,000,000. For 2023, UNG accrued aggregate management fees of $6,252,127.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2023, by the directors of USCF. UNG’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2023 was $220,736.

Change in
Pension Value
and
	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
Name	in Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
John P. Love	$—	NA	NA	NA	$—	$—	$—
Stuart P. Crumbaugh	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$—	$—	$—
Kathryn D. Rooney	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$24,841	NA	NA	NA	$—	$—	$24,841
Gordon L. Ellis	$24,841	NA	NA	NA	$—	$—	$24,841
Malcolm R. Fobes III(1)	$29,809	NA	NA	NA	$—	$—	$29,809
(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

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

Item 14. Principal Accountant Fees and Services.

The fees for services billed to UNG by its independent auditors for the last two fiscal years are as follows:

	2023	2022
Audit fees	$152,500	$165,000
Audit-related fees	—	—
Tax fees	17,000	—
All other fees	5,000	—
	$174,500	$165,000

Audit fees consist of fees paid to Cohen & Company, Ltd. and Spicer Jeffries LLP for (i) the audit of UNG’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and certain of UNG’s current reports on Form 8-K; (ii) the audit of UNG’s internal control over financial reporting included in the annual report on Form 10-K; and (iii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

Tax fees consist of fees paid for professional services rendered in connection with tax compliance and partnership income tax return filings.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 76.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(8)	Fifth Amended and Restated Agreement of Limited Partnership.
3.3(7)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
4.1(15)	Description of Securities.
10.1(9)	Form of Authorized Participant Agreement.
10.2(2)	Marketing Agent Agreement.
10.3(2)	Amendment Agreement to the Marketing Agent Agreement.
10.4(3)	Amendment No. 2 to the Marketing Agent Agreement.
10.5(4)	Fourth Amendment Agreement to the Marketing Agent Agreement.
10.6(5)	License Agreement.
10.7(6)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.8(11)	Form of Custody Agreement with The Bank of New York Mellon.
10.9(11)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.10(11)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon.
10.11(10)	Form of Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC.
10.12(12)	Form of Commodity Futures Customer Agreement with RCG Division of Marex Spectron.
10.13(13)	Form of Customer Agreement with E D & F Man Capital Markets Inc.
10.14(14)	Form of Customer Agreement with Macquarie Futures USA LLC.
10.15(17)	ISDA 2002 Master Agreement, dated November 30, 2021, by and between United States Natural Gas Fund, LP and Macquarie Bank Limited.
23.1(16)	Consent of Independent Registered Public Accounting Firm.
31.1(16)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(16)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(16)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(16)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
97.1(16)	Dodd-Frank Compensation Recoupment Policy.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-137871) filed on October 6, 2006.

(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 9, 2009.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.
(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 27, 2013.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(9)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to Form S-3 (File No. 333-203061), filed on March 31, 2016.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 10, 2013.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2020.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on May 29, 2020.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 9, 2020.
(14)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 7, 2020.
(15)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 13, 2020.
(16)	Filed herewith.
(17)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on November 30, 2021

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

Date: February 29, 2024

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 29, 2024

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Kathryn D. Rooney	Management Director	February 29, 2024
Kathryn D. Rooney

/s/ John P. Love	Management Director	February 29, 2024
John P. Love

/s/ Stuart P. Crumbaugh	Management Director	February 29, 2024
Stuart P. Crumbaugh

/s/ Robert L. Nguyen	Management Director	February 29, 2024
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	February 29, 2024
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	February 29, 2024
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	February 29, 2024
Malcolm R. Fobes III