Form 10-Q
period 2024-03-31
United States Natural Gas Fund, LP
filed 2024-05-09
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2024.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 57,646,103 outstanding shares as of May 3, 2024.

United States Natural Gas Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At March 31, 2024 (Unaudited) and December 31, 2023

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents (at cost $544,568,678 and $678,015,896, respectively) (Notes 2 and 5)	$544,568,678	$678,015,896
Equity in trading accounts:
Cash and cash equivalents (at cost $275,961,800 and $250,808,873, respectively)	275,961,800	250,808,873
Unrealized gain (loss) on open commodity futures contracts	(19,516,706)	40,072,461
Unrealized gain (loss) on open swap contracts	(831)	14,903,211
Receivable for shares sold	35,894,675	—
Dividends receivable	313,998	316,438
Interest receivable	3,014,718	3,599,258
Prepaid insurance	172,366	41,729
Prepaid registration fees	128,580	—
ETF transaction fees receivable	2,000	1,000

Total Assets	$840,539,278	$987,758,866

Liabilities and Partners’ Capital
Payable due to Broker	$8,946,050	$8,268,236
Payable for shares redeemed	—	4,072,796
General Partner management fees payable (Note 3)	409,043	500,635
Professional fees payable	474,372	844,175
Brokerage commissions payable	171,877	171,877
Directors’ fees payable	19,350	21,121
License fees payable	17,605	25,694

Total Liabilities	10,038,297	13,904,534

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	830,500,981	973,854,332
Total Partners’ Capital	830,500,981	973,854,332

Total Liabilities and Partners’ Capital	$840,539,278	$987,758,866

Limited Partners’ shares outstanding	56,346,103	47,821,147
Net asset value per share	$14.74	$20.36
Market value per share	$14.57	$20.28

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2024

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG May 2024 contracts, expiring April 2024*	$749,892,346	41,428	$(19,516,706)	(2.35)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.22%#	70,950,000	70,950,000	8.54
Total United States Money Market Funds		$70,950,000	8.54

Open OTC Commodity Swap Contracts

Unrealized
						Fair		Gain (Loss)
						Value/Open		on
Fund Receives						Commodity	Upfront	Commodity
from	Fund Pays		Payment	Expiration	Notional	Swap	Payments/(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
SOC GEN SGIXCNG1 03282024Index(b)∧	0.40%	Societe Generale	Monthly	09/27/2024	100,000,831	100,000,000	—	(831)

(a)Reflects the value at reset date of March 28, 2024.

(b)Custom index comprised of a basket of underlying instruments.

#Reflects the 7-day yield at March 31, 2024.

∧Collateral amounted to $36,210,000 on open OTC commodity swap contracts.

*Collateral amounted to $239,751,800 on open commodity futures contracts.

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

(a)Reflects the value at reset date of December 29, 2023.

(b)Custom index comprised of a basket of underlying instruments.

#Reflects the 7-day yield at December 31, 2023.

˄Collateral amounted to $40,660,000 on open OTC commodity swap contracts.

*Collateral amounted to $210,148,873 on open commodity futures contracts.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Income
Gain (loss) on trading of commodity futures and swap contracts:
Realized gain (loss) on closed commodity futures contracts	$(131,322,770)	$(483,293,936)
Realized gain (loss) on closed OTC commodity swap contracts	33,968,121	(31,523,321)
Change in unrealized gain (loss) on open commodity futures contracts	(59,589,167)	62,259,521
Change in unrealized gain (loss) on open OTC commodity swap contracts	(14,904,042)	(2,004)
Dividend income	854,440	4,371,377
Interest income	8,919,252	4,479,991
ETF transaction fees	69,000	129,000
Total Income (Loss)	$(162,005,166)	$(443,579,372)

Expenses
General Partner management fees (Note 3)	$1,224,936	$1,307,149
Professional fees	435,290	320,080
Brokerage commissions	809,389	808,749
Directors’ fees and insurance	65,964	37,384
License fees	30,624	32,679
Total Expenses	$2,566,203	$2,506,041
Net Income (Loss)	$(164,571,369)	$(446,085,413)
Net Income (Loss) per limited partner share	$(5.62)	$(28.85)	#
Net Income (Loss) per weighted average limited partner share	$(3.57)	$(17.22)	#
Weighted average limited partner shares outstanding	46,105,456	25,906,147	#
#

On January 23, 2024 there was a 1 - for - 4 reverse share split. The Statement of Operations have been adjusted for the periods shown to reflect the 1 - for - 4 reverse share split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2024 and 2023

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023

Balances at beginning of period	$973,854,332	$429,338,476
Addition of 36,625,000 and 48,175,000# partnership shares, respectively	613,181,919	1,696,205,819
Redemption of (28,100,044) and (14,250,000)# partnership shares, respectively	(591,963,901)	(516,043,701)
Net income (loss)	(164,571,369)	(446,085,413)

Balances at end of period	$830,500,981	$1,163,415,181
*	General Partners’ shares outstanding and capital for the periods presented were zero.
#

On January 23, 2024 there was a 1 - for - 4 reverse share split. The Statement of Changes in Partner’s Capital have been adjusted for the periods shown to reflect the 1 - for - 4 reverse share split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net income (loss)	$(164,571,369)	$(446,085,413)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	59,589,167	(62,259,521)
Change in unrealized (gain) loss on open swap contracts	14,904,042	2,004
(Increase) decrease in dividends receivable	2,440	(9,964)
(Increase) decrease in interest receivable	584,540	(2,305,658)
(Increase) decrease in prepaid insurance	(130,637)	(134,860)
(Increase) decrease in prepaid registration fees	(128,580)	—
(Increase) decrease in ETF transaction fees receivable	(1,000)	(1,000)
Increase (decrease) payable due to custody	—	—
Increase (decrease) in payable due to Broker	677,814	35,614,331
Increase (decrease) in General Partner management fees payable	(91,592)	297,775
Increase (decrease) in professional fees payable	(369,803)	(324,365)
Increase (decrease) in brokerage commissions payable	—	473
Increase (decrease) in directors’ fees payable	(1,771)	8,643
Increase (decrease) in license fees payable	(8,089)	13,932
Net cash provided by (used in) operating activities	(89,544,838)	(475,183,623)

Cash Flows from Financing Activities:
Addition of partnership shares	577,287,244	1,674,227,504
Redemption of partnership shares	(596,036,697)	(516,043,701)
Net cash provided by (used in) financing activities	(18,749,453)	1,158,183,803

Net Increase (Decrease) in Cash and Cash Equivalents	(108,294,291)	683,000,180

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	928,824,769	559,491,651
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$820,530,478	$1,242,491,831

Components of Cash and Cash Equivalents, and Equity in Trading Account:
Cash and cash equivalents	$544,568,678	$743,670,187
Equity in Trading Accounts:
Cash and cash equivalents	275,961,800	498,821,644
Total Cash, Cash Equivalents and Equity in Trading Accounts	$820,530,478	$1,242,491,831

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended March 31, 2024

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

The investment objective of UNG is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the price of a specified short-term futures contract called the “Benchmark Futures Contract”, plus interest earned on UNG’s collateral holdings, less UNG’s expenses. The Benchmark Futures Contract is the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire. UNG seeks to achieve its investment objective by investing so that the average daily percentage change in UNG’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10)% of the average daily percentage change in the price of the Benchmark Futures Contract over the same period. As a result, investors should be aware that UNG would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily price of the Benchmark Futures Contract, provided that the average daily percentage change in UNG’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period.

UNG seeks to achieve its investment objective by investing primarily in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by UNG, UNG’s FCMs, counterparties or other market participants), liquidity requirements, or in view of market conditions, other natural gas-related investments such as cash settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments include, but are not limited to, those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in the notes to the financial statements. As of March 31, 2024, UNG held 41,428 Natural Gas NG Futures Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on the ICE Futures US.

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

On January 23, 2024, after the close of trading on the NYSE Arca, UNG effected a 1 - for - 4 reverse share split and post - split shares of UNG began trading on January 24, 2024. As a result of the reverse share split, every four pre - split shares of UNG were automatically exchanged for one post - split share. As of December 31, 2023, prior to the effect of the reverse split, there were 191,284,588 shares of UNG issued and outstanding, representing a per share NAV of $5.09. As of December 31, 2023, after the effect of the reverse share split, the number of issued and outstanding shares of UNG decreased to 47,821,147, not accounting for fractional shares, and the per share NAV increased to $20.36. In connection with the reverse share split, the CUSIP number for UNG’s shares changed to 912318409. UNG’s ticker symbol, “UNG”, remains the same. The financial statements have been adjusted to reflect the effect of the reverse share split on a retroactive basis.

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

In April 2007, UNG initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UNG established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,001,000. UNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas. UNG had an unlimited number of shares registered and available for issuance. On April 26, 2022, the SEC declared effective a registration statement filed by UNG that registered an unlimited number of shares. As a result, UNG has an unlimited number of shares that can be issued in the form of Creation Baskets.

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

In accordance with U.S. GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2024.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2024.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2024 and 2023, UNG did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each other Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2024 are estimated to be $304,000 for UNG and, in the aggregate for UNG and the Related Public Funds, $945,000.

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNG and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2024 and 2023, UNG incurred $30,624 and $32,679, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs are estimated to be $1,500,000 for the year ending December 31, 2024. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees

In addition to the fees described above, UNG pays all brokerage fees and other expenses in connection with the operation of UNG, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

UNG is party to a marketing agent agreement, dated as of April 17, 2007, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for UNG as outlined in the agreement. The fee of the Marketing Agent through September 30, 2022, which was borne by USCF, was equal to 0.06% on UNG’s assets up to $3 billion and 0.04% on UNG’s assets in excess of $3 billion. The agreement with the Marketing Agent was amended and, commencing October 1, 2022, the fee of the Marketing Agent, which is calculated daily and payable monthly by USCF, is equal to 0.025% of UNG’s total net assets. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10 percent of the gross proceeds of UNG’s offering.

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

Brokerage and Futures Commission Merchant Agreements

UNG entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as UNG’s FCM effective October 10, 2013. UNG has engaged each of Marex North America, LLC, formerly RCG Division of Marex Spectron (“MNA”), Marex Capital Markets Inc., formerly E D & F Man Capital Markets Inc. (“MCM”), Macquarie Futures USA LLC (“MFUSA”), and ADM Investor Services Inc. (“ADMIS”) to serve as additional FCMs to UNG effective on May 28, 2020, June 5, 2020, December 3, 2020 and August 8, 2023, respectively. The agreements with UNG’s FCMs require the FCMs to provide services to UNG in connection with the purchase and sale of Futures Contracts and Other Natural Gas-Related Investments that may be purchased and sold by or through the applicable FCM for UNG’s account. In accordance with the FCM agreements, UNG pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when UNG issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when UNG redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. UNG also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Total commissions accrued to brokers	$809,389	$808,749
Total commissions as annualized percentage of average total net assets	0.40%	0.37%

The increase in total commissions accrued to brokers for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due primarily to a higher number of natural gas futures contracts being held and traded.

For the three months ended March 31, 2024 and 2023, the monthly average volume of open futures contract notional value was $724,968,196 and $848,637,568, respectively.

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

Significant market volatility has recently occurred in the natural gas markets and the natural gas futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the Russia-Ukraine war, attacks or threats of attack by terrorists, conflicts in the Middle East, and continuing disputes among natural gas-producing countries. These and other factors could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UNG and the impact of which could limit UNG’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In such a circumstance, UNG could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Natural-Gas Related Investments, such as OTC swaps.

All of the futures contracts held by UNG through March 31, 2024 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2024 and December 31, 2023, UNG held investments in money market funds in the amounts of $70,950,000 and $70,950,000, respectively. UNG also holds cash deposits with its custodian. As of March 31, 2024 and December 31, 2023, UNG held cash deposits and investments in Treasuries in the amounts of $749,580,478 and $857,874,769 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCMs cease operations.

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

For the three months ended March 31, 2024 the monthly average volume of open future and swap contract notional values was $724,968,196 and $80,935,078, respectively. For the three months ended March 31, 2023 the monthly average volume of open future and swap contract notional values was $848,637,568 and $71,704,877, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2024 and 2023 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023 #
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$20.36	$56.90
Total income (loss)	(5.56)	(28.75)
Total expenses	(0.06)	(0.10)
Net increase (decrease) in net asset value	(5.62)	(28.85)
Net asset value, end of period	$14.74	$28.05

Total Return	(27.60)%	(50.70)%

Ratios to Average Net Assets
Total income (loss)	(19.68)%	(50.21)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.65%	0.55%
Net income (loss)	(20.00)%	(50.49)%
*	Annualized.
#

On January 23, 2024 there was a 1 - for - 4 reverse share split. The Financial Highlights have been adjusted for the periods shown to reflect the 1 - for - 4 reverse share split on a retroactive basis.

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

The following table summarizes the valuation of UNG’s securities at March 31, 2024 using the fair value hierarchy:

At March 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$70,950,000	$70,950,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(19,516,706)	(19,516,706)	—	—
OTC Commodity Swap Contracts	(831)	—	(831)	—

The following table summarizes the valuation of UNG’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$70,950,000	$70,950,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	40,072,461	40,072,461	—	—
OTC Commodity Swap Contracts	14,903,211	—	14,903,211	—

Effective January 1, 2009, UNG adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial		Fair Value at
	Condition	Fair Value at	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	March 31, 2024	2023
Futures – Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$(19,516,706)	$40,072,461
Swap – Commodity Contracts	Unrealized gain (loss) on open OTC commodity swap contracts	$(831)	$14,903,211

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2024		March 31, 2023
		Realized Gain	Change in		Change in
		(Loss) on	Unrealized	Realized Gain	Unrealized
Derivatives not		Derivatives	Gain (Loss) on	(Loss) in	Gain (Loss) on
Accounted for as	Location of Gain (Loss)	Recognized	Derivatives	Derivatives	Derivatives
Hedging	on Derivatives	in	Recognized	Recognized	Recognized
Instruments	Recognized in Income	Income	in Income	in Income	in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$(131,322,770)		$(483,293,936)

	Change in unrealized gain (loss) on open commodity futures contracts		$(59,589,167)		$62,259,521
OTC Swap - Commodity Contracts	Realized gain (loss) on closed OTC commodity swap contracts	$33,968,121		$(31,523,321)
	Change in unrealized gain (loss) on open OTC commodity swap contracts		$(14,904,042)		$(2,004)

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause UNG’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward - looking statements. UNG believes these factors include, but are not limited to, the following: changes in inflation in the United States, movements in U.S. and foreign currencies, market volatility in the natural gas markets and futures markets, in part attributable to the COVID - 19 pandemic in February 2020, the Russia - Ukraine war and conflicts in the Middle East. Forward - looking statements, which involve assumptions and describe UNG’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward - looking statements are based on assumptions that may be incorrect, and UNG cannot assure investors that the projections included in these forward - looking statements will come to pass. UNG’s actual results could differ materially from those expressed or implied by the forward - looking statements as a result of various factors.

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

Introduction

UNG, a Delaware limited partnership, is a commodity pool that issues shares that are traded on the NYSE Arca. The investment objective of UNG is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes, in percentage terms, of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the price of the futures contract for natural gas traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on UNG’s collateral holdings, less UNG’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. UNG seeks to achieve its investment objective by investing so that the average daily percentage change in UNG’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10)% of the average daily percentage changes in the price of the Benchmark Futures Contract over the same period. As a result, investors should be aware that UNG would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily price of the Benchmark Futures Contract, provided that the average daily percentage change in UNG’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period.

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

UNG invests primarily in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by UNG, UNG’s FCMs, counterparties or other market participants), liquidity requirements, or in view of market conditions, other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts and OTC swaps that are based on the price of natural gas, crude oil and other petroleum-based fuels, Natural Gas Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this quarterly report on Form 10-Q.

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

Exchange Accountability Levels, Position Limits and Price Fluctuation Limits

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

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net futures contracts back to the accountability level. As of March 31, 2024, UNG held 41,428 NYMEX Natural Gas Futures NG contracts and did not hold any Natural Gas Futures Contracts traded on the ICE Futures. UNG exceeded accountability levels of the NYMEX during the three months ended March 31, 2024, including when it held a maximum of 46,054 Natural Gas Futures NG contracts, on the NYMEX, exceeding the “any” month limit. No action was taken by the NYMEX and UNG did not reduce any positions held.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the three months ended March 31, 2024, UNG did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Infectious disease outbreaks like the COVID-19 pandemic may arise in the future and could adversely affect UNG and, more (including those that may be taken by UNG, UNG’s FCMs, counterparties or other market participants),generally, individual issuers and capital markets, in ways that cannot necessarily be foreseen. For example, COVID-19 resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The COVID-19 pandemic that occurred in 2020 had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment were impacted by the outbreak and government and other measures seeking to contain COVID-19’s spread.

An infectious disease outbreak may arise in the future and could have the same or similar effects as the COVID-19 pandemic, or different effects that cannot be foreseen. Moreover, as was the case with the COVID-19 pandemic, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to an infectious disease outbreak, including the potential for significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by UNG. Public health crises caused by infectious disease outbreaks may exacerbate other pre-existing political, social and economic risks in certain countries or globally and their duration cannot be determined with certainty.

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

Price Movements

Natural gas futures prices were volatile during the three months ended March 31, 2024. The price of the Benchmark Futures Contract started the period at $2.514 per million British thermal shares (“MMBtu”). The high of the period was on January 12, 2024 when the price reached $3.313 per MMBtu. The low of the period was on February 15, 2024 when the price dropped to $1.614 per MMBtu. The period ended with the Benchmark Futures Contract at $1.763 per MMBtu, a decrease of approximately (29.87)% over the period. UNG’s per share NAV began the period at $20.36 and ended the period at $14.74 on March 31, 2024, a decrease of approximately (27.60)% over the period. The Benchmark Futures Contract prices listed above began with the February 2024 contracts and ended with the May 2024 contracts. The decrease of approximately (29.87)% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG’s Benchmark.”

During the three months ended March 31, 2024, the natural gas futures market experienced states of both contango and backwardation. When the market was in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Results of Operations and the Natural Gas Market

Results of Operations.

As of March 31, 2024, UNG had 56,346,103 shares outstanding. On April 26, 2022, the SEC declared effective a registration statement filed by UNG that registered an unlimited number of shares. As a result, UNG has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by UNG than are outstanding due to the redemption of shares.

On January 23, 2024, after the close of trading on the NYSE Arca, UNG effected a 1-for-4 reverse share split and post-split shares of UNG began trading on January 24, 2024. As a result of the reverse share split, every four pre-split shares of UNG were automatically exchanged for one post-split share. As of December 31, 2023, prior to the effect of the reverse split, there were 191,284,588 shares of UNG issued and outstanding, representing a per share NAV of $5.09. As of December 31, 2023, after the effect of the reverse share split, the number of issued and outstanding shares of UNG decreased to 47,821,147, not accounting for fractional shares, and the per share NAV increased to $20.36. In connection with the reverse share split, the CUSIP number for UNG’s shares changed to 912318409. UNG’s ticker symbol, “UNG”, remains the same. The financial statements have been adjusted to reflect the effect of the reverse share split on a retroactive basis.

As of March 31, 2024, UNG had the following Authorized Participants: ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Average daily total net assets	$823,001,935	$883,536,050
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$9,773,692	$8,851,368
Annualized yield based on average daily total net assets	4.78%	4.06%
Management fee	$1,224,936	$1,307,149
Total fees and other expenses excluding management fees	$1,341,267	$1,198,892
Total commissions accrued to brokers	$809,389	$808,749
Total commissions as annualized percentage of average total net assets	0.40%	0.37%

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

Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was higher during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due primarily to an increase in reporting and professional fees.

Total commissions accrued to brokers for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, were comparable as the number of Natural Gas Futures Contracts being held and traded were comparable to the prior year quarter.

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

For the 30-valuation days ended March 31, 2024, the average daily change in the Benchmark Futures Contract was 0.017%, while the average daily change in the per share NAV of UNG over the same time period was 0.031%. The average daily difference was 0.014% (or 1.4 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNG’s NAV performed within the plus or minus ten percent (10)% established as its benchmark tracking goal.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to March 31, 2024, the average daily change in the Benchmark Futures Contract was (0.092)%, while the average daily change in the per share NAV of UNG over the same time period was (0.092)%. The average daily difference was 0.00% (or 0.0 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNG’s NAV performed was within the plus or minus ten percent (10)% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first chart below shows the daily movement of UNG’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30 valuation day period ended March 28, 2024, the last trading day in March. The second chart below shows the monthly total returns of UNG as compared to the monthly value of the Benchmark Futures Contract for the five years ended March 31, 2024.

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

For the three months ended March 31, 2024, the actual total return of UNG as measured by changes in its per share NAV was (27.60)%. This is based on an initial per share NAV of $20.36 as of December 31, 2023 and an ending per share NAV as of March 31, 2024 of $14.74. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $14.59 as of March 31, 2024, for a total return over the relevant time period of (28.34)%. The difference between the actual per share NAV total return of UNG of (27.60)% and the expected total return based on the Benchmark Futures Contract of (28.34)% was an error over the time period of 0.74%, which is to say that UNG’s actual total return outperformed its benchmark by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2023, the actual total return of UNG as measured by changes in its per share NAV was (50.70)%. This was based on an initial per share NAV of $56.90# as of December 31, 2022 and an ending per share NAV as of March 31, 2023 of $28.05#. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $27.84# as of March 31, 2023, for a total return over the relevant time period of (51.05)%#. The difference between the actual per share NAV total return of UNG of (50.70)% and the expected total return based on the Benchmark Futures Contract of (51.05)%# was a difference over the time period of 0.35%#, which is to say that UNG’s actual total return outperformed its benchmark by that percentage. UNG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

# Adjusted to give effect to the reverse share split of 1 - for - 4 effected on January 23, 2024.

There are three factors that typically have impacted or are most likely to impact UNG’s ability to accurately track its Benchmark Futures Contract in addition to the foregoing.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2024, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2024. Interest payments, and any other income, were retained within the portfolio and added to UNG’s NAV. When this income exceeds the level of UNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future from historical lows. It is anticipated that fees and expenses paid by UNG may continue to be lower than interest earned by UNG. As such, USCF anticipates that UNG could possibly outperform its benchmark so long as interest earned is is higher than the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2024, UNG held investments in Natural Gas Futures Contracts traded on the ICE Futures US whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized OTC swaps designed to track the settlement price of the Benchmark Futures Contract. UNG invests in Other Natural Gas-Related Investments, such as OTC swaps, which have increased transaction-related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that UNG must pay to the swap counterparty certain fees that UNG does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between March 31, 2014 and March 31, 2024. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Periods of contango or backwardation have not materially impacted UNG’s investment objective of having the daily percentage changes in its per share NAV track the daily percentage changes in the price of the Benchmark Futures Contract. This is because the impact of backwardation and contango tended to equally impact the daily percentage changes in price of both UNG’s shares and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods and, because of the seasonal nature of natural gas demand, both may occur within a single year’s time.

Natural Gas Market. During the three months ended March 31, 2024, the price of the front month natural gas futures contract traded in a range between $1.575 and $3.313. Prices decreased (33.12)% from December 31, 2023 through March 31, 2024, finishing the quarter at $1.763. The number of rigs dedicated to natural gas production declined slightly from 120 at the start of the year to 112 by the end of the quarter. Natural Gas stored in the United States stood at 2,259 billion cubic feet as of March 31, 2024, about 22.97% higher than the same time last year. While both domestic demand and U.S. exports of natural gas have generally increased over the last five years, U.S. production has also continued to increase, leading to the storage surplus over one-year ago and five-year ago levels.  Overall mild temperatures relative to expectations, the failure of expected shortages to materialize as a result of geopolitical events in 2022 and 2023, and the Biden administration's restrictions on natural gas exports have also weighed on prices.

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

For the ten-year time period between March 31, 2014 and March 31, 2024, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 10 Years

	Large Cap US	US Gov’t Bonds	Global Equities	Crude	Heating	Unleaded	Natural
Correlation Matrix 10 Years	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.094	0.978	0.358	0.211	0.467	0.109
US Gov’t Bonds (BEUSG4 Index)		1.000	0.106	(0.261)	(0.410)	(0.192)	(0.183)
Global Equities (FTSE World Index)			1.000	0.410	0.260	0.515	0.072
Crude Oil				1.000	0.747	0.751	0.057
Heating Oil					1.000	0.641	0.103
Unleaded Gasoline						1.000	0.085
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 1 Year

	Large Cap US	US Gov’t Bonds	Global Equities	Crude	Heating	Unleaded	Natural
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.612	0.986	(0.047)	(0.074)	0.496	(0.423)
US Gov’t Bonds (BEUSG4 Index)		1.000	0.661	(0.287)	(0.365)	0.237	(0.593)
Global Equities (FTSE World Index)			1.000	0.006	(0.057)	0.464	(0.434)
Crude Oil				1.000	0.793	0.396	(0.008)
Heating Oil					1.000	0.256	0.019
Unleaded Gasoline						1.000	(0.421)
Natural Gas							1.000
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

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets are held in UNG’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the three months ended March 31, 2024, UNG’s expenses did not exceed the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2024, UNG did not use other assets to pay expenses. To the extent expenses exceed income, UNG’s NAV will be negatively impacted.

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

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNG from promptly liquidating its positions in Futures Contracts. During the period ended March 31, 2024, UNG did not purchase or liquidate any of its positions while daily limits were in effect; however, UNG cannot predict whether such an event may occur in the future.

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

As of March 31, 2024, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $820,530,478 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNG’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2024, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

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

As of March 31, 2024, UNG’s portfolio held 41,428 Natural Gas Futures NG Contracts traded on the NYMEX. As of March 31, 2024, UNG did not hold any Natural Gas Futures Contracts traded on the ICE Futures. For a list of UNG’s current holdings, please see UNG’s website at www.uscfinvestments.com. The end of day portfolio disclosed on UNG’s website would reflect any investments in Futures Contracts beyond the Benchmark Futures Contract, and/or Other Natural Gas-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by UNG, UNG’s FCMs, counterparties or other market participants), liquidity requirements, or other factors. Independent of the UNG website, UNG may make available portfolio holdings information to Authorized Participants that reflects the Fund’s anticipated holdings.

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

To reduce the credit risk that arises in connection with such contracts, UNG will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to UNG due to the occurrence of a specified event, such as the insolvency of the counterparty, and requires the posting by each party to cover the mark-to-market exposure of a counterparty to the other counterparty.

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

During the three months reporting period ended March 31, 2024, UNG’s OTC transactions comprised OTC swaps intended to reflect the return on UNG’s investments in Natural Gas Futures Contracts and EFRP transactions.

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

Optimum Strategies Action

On April 6, 2022, USO and USCF were named as defendants in an action filed by Optimum Strategies Fund I, LP, a purported investor in call option contracts on USO (the “Optimum Strategies Action”). The action was pending in the U.S. District Court for the District of Connecticut at Civil Action No. 3:22 - cv - 00511.

The Optimum Strategies Action asserted claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b - 5 thereunder, and the Connecticut Uniform Securities Act (“CUSA”). It purported to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID - 19 global pandemic and the Saudi Arabia - Russia oil price war. The complaint was seeking damages, interest, costs, attorney’s fees, and equitable relief.

On March 15, 2023, the court granted the USO defendants’ motion to dismiss the complaint. In its ruling, the court granted the USO defendants’ motion to dismiss, with prejudice, the plaintiff’s claims under Section 10(b) of the 1934 Act and Rule 10b-5 thereunder, and a claim for control person liability under Section 20(a) of the 1934 Act. Having dismissed all claims over which the court had original jurisdiction, the court declined to exercise supplemental jurisdiction over the plaintiff’s state law claim under CUSA and dismissed the claim without prejudice. No notice of appeal was filed.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UNG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 29, 2024 (the “Form 10-K”), except for the following:

Geopolitical risk, including as a result of the Russia-Ukraine war and Middle East conflict, has the potential to create further supply disruptions and sanctions, which could lead to further volatility.

The Russia-Ukraine war and sanctions brought by the United States and other countries against Russia and others, the terror attacks by Hamas on Israel and ensuing conflict in the Middle East, and other geopolitical tensions, political unrest, and attacks or threats of attack by terrorists, are factors that could contribute to supply constraints, worker shortages, infrastructure and manufacturing energy usage and increase volatility in certain commodity prices. The Russia-Ukraine war and sanctions have adversely impacted and are expected to continue to adversely impact the economies of Russia and Ukraine. In addition, the Russia-Ukraine war and the Middle East conflict, any sanctions, future market or supply disruptions, and the potential for wider conflicts may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and could lead to further volatility, including in the markets for commodities, commodity futures, and the NAV or share price of UNG. However, if a resolution to the conflicts were to occur, volatility could decrease and prices could decline in a short period of time. The longer-term impact on commodities and futures prices, including the prices of the Benchmark Futures Contract, is difficult to predict and depends on a number of factors that may have a negative impact on UNG in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)

UNG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNG redeemed 281 baskets (comprising 28,100,044 shares) during the first quarter of the year ending December 31, 2024. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2024:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/24 to 1/31/24	16,600,044	$23.83
2/1/24 to 2/29/24	7,300,000	$16.46
3/1/24 to 3/31/24	4,200,000	$16.77
Total	28,100,044

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2024.

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

Date: May 9, 2024

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2024