Form 10-Q
period 2024-06-30
United States Natural Gas Fund, LP
filed 2024-08-08
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2024.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 61,146,103 outstanding shares as of August 5, 2024.

United States Natural Gas Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Natural Gas Fund, LP

Condensed Statements of Financial Condition

At June 30, 2024 (Unaudited) and December 31, 2023

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents (at cost $539,728,879 and $678,015,896, respectively) (Notes 2 and 5)	$539,728,879	$678,015,896
Equity in trading accounts:
Cash and cash equivalents (at cost $216,599,908 and $250,808,873, respectively)	216,599,908	250,808,873
Unrealized gain (loss) on open commodity futures contracts	(82,464,760)	40,072,461
Unrealized gain (loss) on open OTC commodity swap contracts	(1,265)	14,903,211
Receivable for shares sold	38,260,430	—
Dividends receivable	303,974	316,438
Interest receivable	2,745,433	3,599,258
Prepaid insurance	125,263	41,729
Prepaid registration fees	128,580	—
ETF transaction fees receivable	3,000	1,000

Total Assets	$715,429,442	$987,758,866

Liabilities and Partners’ Capital
Payable due to Broker	$2,561,763	$8,268,236
Payable for shares redeemed	—	4,072,796
General Partner management fees payable (Note 3)	369,563	500,635
Professional fees payable	214,179	844,175
Brokerage commissions payable	171,877	171,877
Directors’ fees payable	20,026	21,121
License fees payable	16,976	25,694

Total Liabilities	3,354,384	13,904,534

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	712,075,058	973,854,332
Total Partners’ Capital	712,075,058	973,854,332

Total Liabilities and Partners’ Capital	$715,429,442	$987,758,866

Limited Partners’ shares outstanding	40,946,103	47,821,147
Net asset value per share	$17.39	$20.36
Market value per share	$17.43	$20.28

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2024

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG August 2024 contracts, expiring July 2024*	$677,729,620	22,886	$(82,464,760)	(11.58)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.22%#	70,950,000	$70,950,000	9.96
Total United States Money Market Funds		$70,950,000	9.96

Open OTC Commodity Swap Contracts

Unrealized
						Fair		Gain (Loss)
						Value/Open		on
						Commodity	Upfront	Commodity
	Fund Pays		Payment	Expiration	Notional	Swap	Payments/(Premiums	Swap
Fund Receives from Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
SOC GEN SGIXCNG1 03282024Index(b)	0.40%	Societe Generale	monthly	09/27/2024	$116,907,988	$116,906,723	—	$(1,265)
Total Open OTC Commodity Swap Contracts˄					$116,907,988	$116,906,723	—	$(1,265)

(a)Reflects the value at reset date of June 30, 2024.

(b)Custom index comprised of a basket of underlying instruments.

*Collateral amounted to $197,809,908 on open commodity futures contracts.

˄Collateral amounted to $18,790,000 on open OTC commodity swap contracts.

#Reflects the 7-day yield at June 30, 2024.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Schedule of Investments

At December 31, 2023

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2024 contracts, expiring January 2024*	$695,222,259	29,248	$40,072,461	4.11

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.27%#	70,950,000	$70,950,000	7.29
Total United States Money Market Funds		$70,950,000	7.29

Open OTC Commodity Swap Contracts

								Unrealized
						Fair		Gain (Loss)
						Value/Open		on
						Commodity	Upfront	Commodity
Fund Receives from	Fund Pays		Payment	Expiration	Notional	Swap	Payments/(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
MACQUARIE MQCP362H 12122023Index(b)	0.25%	Macquarie Bank Ltd	Monthly	01/12/2024	$129,306,126	144,210,360	—	$14,904,234
SOC GEN SGIXCNG1 09292023Index(b)	0.40	Societe Generale	Monthly	03/29/2024	94,559,204	94,558,181	—	(1,023)
Total Open OTC Commodity Swap Contracts∧					$223,865,330	238,768,541	—	$14,903,211

(a)Reflects the value at reset date of December 29, 2023.

(b)Custom index comprised of a basket of underlying instruments.

#Reflects the 7-day yield at December 31, 2023.

˄Collateral amounted to $40,660,000 on open OTC commodity swap contracts.

*Collateral amounted to $210,148,873 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Three months ended	Three months ended		Six months ended	Six months ended
	June 30, 2024	June 30, 2023		June 30, 2024	June 30, 2023
Income
Gain (loss) on trading of commodity futures and swap contracts:
Realized gain (loss) on closed commodity futures contracts	$212,717,870	$(55,298,793)		$81,395,100	$(538,592,729)
Realized gain (loss) on close OTC commodity swap contracts	16,800,888	(9,438,418)		50,769,009	(40,961,739)
Change in unrealized gain (loss) on open commodity futures contracts	(62,948,054)	135,672,261		(122,537,221)	197,931,782
Change in unrealized gain (loss) on open OTC commodity swap contracts	(434)	29,569,017		(14,904,476)	29,567,012
Dividend income	897,701	2,748,878		1,752,141	7,120,255
Interest income	9,057,814	9,722,729		17,977,066	14,202,720
ETF transaction fees	60,000	81,000		129,000	210,000
Total Income (Loss)	$176,585,785	$113,056,674		$14,580,619	$(330,522,699)

Expenses
General Partner management fees (Note 3)	$1,199,746	$1,707,590		$2,424,682	$3,014,739
Professional fees	597,788	294,864		1,033,078	614,944
Brokerage commissions	610,954	783,668		1,420,343	1,592,417
Directors’ fees and insurance	69,128	43,187		135,092	80,571
License fees	29,993	42,690		60,617	75,369
Total Expenses	$2,507,609	2,871,999		$5,073,812	5,378,040
Net Income (Loss)	$174,078,176	$110,184,675		$9,506,807	$(335,900,739)
Net Income (Loss) per limited partner share	$2.65	$1.81	#	$(2.97)	$(27.04)	#
Net Income (Loss) per weighted average limited partner share	$3.66	$2.61	#	$0.20	$(9.85)	#
Weighted average limited partner shares outstanding	47,590,059	42,187,081	#	46,847,757	34,091,589	#
#

On January 23, 2024 there was a 1 - for - 4 reverse share split. The Statements of Operations have been adjusted for the periods shown to reflect the 1 - for - 4 reverse share split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Balances at beginning of period	$830,500,981	$1,163,415,181	$973,854,332	$429,338,476
Addition of 15,900,000, 17,150,000#, 52,525,000 and 63,525,000# partnership shares, respectively	260,549,798	444,818,165	873,731,717	2,141,023,984
Redemption of (31,300,000), (21,100,000)#, (59,400,044) and (35,350,000)# partnership shares, respectively	(553,053,897)	(598,098,871)	(1,145,017,798)	(1,114,142,572)
Net income (loss)	174,078,176	110,184,675	9,506,807	(335,900,739)

Balances at end of period	$712,075,058	$1,120,319,150	$712,075,058	$1,120,319,150
*	General Partners’ shares outstanding and capital for the periods presented were zero.
#

On January 23, 2024 there was a 1 - for - 4 reverse share split. The Statement of Changes in Partners’ Capital have been adjusted for the periods shown to reflect the 1 - for - 4 reverse share split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2024 and 2023

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities:
Net income (loss)	$9,506,807	$(335,900,738)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	122,537,221	(197,931,782)
Change in unrealized (gain) loss on open OTC commodity swap contracts	14,904,476	(29,567,013)
(Increase) decrease in dividends receivable	12,464	365,944
(Increase) decrease in interest receivable	853,825	(3,045,334)
(Increase) decrease in prepaid insurance	(83,534)	(116,230)
(Increase) decrease in prepaid registration fees	(128,580)	—
(Increase) decrease in ETF transaction fees receivable	(2,000)	(1,000)
Increase (decrease) payable due to custody	—	—
Increase (decrease) in payable due to Broker	(5,706,473)	—
Increase (decrease) in General Partner management fees payable	(131,072)	313,563
Increase (decrease) in professional fees payable	(629,996)	(561,723)
Increase (decrease) in brokerage commissions payable	—	11,825
Increase (decrease) in directors’ fees payable	(1,095)	13,978
Increase (decrease) in license fees payable	(8,718)	23,943
Net cash provided by (used in) operating activities	141,123,325	(566,394,567)

Cash Flows from Financing Activities:
Addition of partnership shares	835,471,287	2,146,555,386
Redemption of partnership shares	(1,149,090,594)	(1,105,185,173)
Net cash provided by (used in) financing activities	(313,619,307)	1,041,370,213

Net Increase (Decrease) in Cash and Cash Equivalents	(172,495,982)	474,975,646

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	928,824,769	559,491,651
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$756,328,787	$1,034,467,297

Components of Cash, Cash Equivalents, and Equity in Trading Account:
Cash and cash equivalents	$539,728,879	$783,504,674
Equity in Trading Accounts:
Cash and cash equivalents	216,599,908	250,962,623
Total Cash, Cash Equivalents and Equity in Trading Accounts	$756,328,787	$1,034,467,297

See accompanying notes to condensed financial statements.

United States Natural Gas Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended June 30, 2024

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

UNG seeks to achieve its investment objective by investing primarily in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by UNG, UNG’s futures commission merchants (“FCMs”), counterparties or other market participants), liquidity requirements, or in view of market conditions, other natural gas-related investments such as cash settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments include, but are not limited to, those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in the notes to the financial statements. As of June 30, 2024, UNG held 22,886 Futures Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on the ICE Futures US.

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

Revenue Recognition

Commodity futures contracts, swap and forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for swap and forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. UNG earns income on funds held at the custodian or FCMs at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

UNG is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss, deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2024.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2024.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2024 and 2023, UNG did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2024 are estimated to be a total of $293,000 for UNG and, in the aggregate for UNG and the Related Public Funds, $945,000.

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNG and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2024 and 2023, UNG incurred $60,617 and $75,369, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs are estimated to be $2,000,000 for the year ending December 31, 2024. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Total commissions accrued to brokers	$1,420,343	$1,592,417
Total commissions as annualized percentage of average total net assets	0.35%	0.32%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was due primarily to a lower number of natural gas futures contracts being held and traded.

For the six months ended June 30, 2024 and 2023, the monthly average volume of open futures contract notional value was $709,420,171 and $814,526,805, respectively.

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

All of the futures contracts held by UNG through June 30, 2024 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2024 and December 31, 2023, UNG held investments in money market funds in the amounts of $70,950,000 and $70,950,000, respectively. UNG also holds cash deposits with its custodian. As of June 30, 2024 and December 31, 2023, UNG held cash deposits and investments in Treasuries in the amounts of $685,378,787 and $857,874,769 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCMs cease operations.

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

For the six months ended June 30, 2024 the monthly average volume of open future and swap contract notional values was $709,420,171 and $117,908,227, respectively. For the six months ended June 30, 2023 the monthly average volume of open future and swap contract notional values was $814,526,805 and $197,203,087, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2024 and 2023 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023#	June 30, 2024	June 30, 2023#
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$14.74	$28.05	$20.36	$56.90
Total income (loss)	2.70	1.88	(2.86)	(26.88)
Total expenses	(0.05)	(0.07)	(0.11)	(0.16)
Net increase (decrease) in net asset value	2.65	1.81	(2.97)	(27.04)
Net asset value, end of period	$17.39	$29.86	$17.39	$29.86

Total Return	17.98%	6.42%	(14.59)%	(47.52)%

Ratios to Average Net Assets
Total income (loss)	21.95%	9.90%	1.79%	(32.62)%
Management fees*	0.60%	0.60%	0.60%	0.60%
Total expenses excluding management fees*	0.65%	0.41%	0.65%	0.47%
Net income (loss)	21.64%	9.65%	1.17%	(33.15)%
*	Annualized.

#

On January 23, 2024 there was a 1 - for - 4 reverse share split. The Financial Highlights have been adjusted for the periods shown to reflect the 1 – for – 4 reverse share split on a retroactive basis.

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

The following table summarizes the valuation of UNG’s securities at June 30, 2024 using the fair value hierarchy:

At June 30, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$70,950,000	$70,950,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(82,464,760)	(82,464,760)	—	—
OTC Commodity Swap Contracts	(1,265)	—	(1,265)	—

The following table summarizes the valuation of UNG’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$70,950,000	$70,950,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	40,072,461	40,072,461	—	—
OTC Commodity Swap Contracts	14,903,211	—	14,903,211	—

Effective January 1, 2009, UNG adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial		Fair Value at
	Condition	Fair Value at	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	June 30, 2024	2023
Futures – Commodity Contracts	Unrealized gain (loss)on open commodity futures contracts	$(82,464,760)	$40,072,461
Swap – Commodity Contracts	Unrealized gain (loss)on open commodity swap contracts	$(1,265)	$14,903,211

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2024		June 30, 2023
		Realized Gain	Change in		Change in
		(Loss) on	Unrealized	Realized Gain	Unrealized
Derivatives not		Derivatives	Gain (Loss) on	(Loss) in	Gain (Loss) on
Accounted for as	Location of Gain (Loss)	Recognized	Derivatives	Derivatives	Derivatives
Hedging	on Derivatives	in	Recognized	Recognized	Recognized
Instruments	Recognized in Income	Income	in Income	in Income	in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$81,395,100		$(538,592,729)

	Change in unrealized gain (loss) on open commodity futures contracts		$(122,537,221)		$197,931,782
OTC Swap - Commodity Contracts	Realized gain (loss) on closed commodity swap contracts	$50,769,009		$(40,961,739)
	Change in unrealized gain (loss) on open commodity swap contracts		$(14,904,476)		$29,567,012

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

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net futures contracts back to the accountability level. As of June 30, 2024, UNG held 22,886 NYMEX Natural Gas Futures NG contracts and did not hold any Natural Gas Futures Contracts traded on the ICE Futures. UNG exceeded accountability levels of the NYMEX during the six months ended June 30, 2024, including when it held a maximum of 46,054 Natural Gas Futures NG contracts, on the NYMEX, exceeding the “any” month limit. No action was taken by the NYMEX and UNG did not reduce any positions held.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the six months ended June 30, 2024, UNG did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

UNG is not a Swap Entity under the Margin Rules, but it is a financial end-user. Accordingly, UNG will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, UNG does not have material swaps exposure under the Margin Rules, and accordingly, UNG will not be subject to the initial margin requirements of the Margin Rules.

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

Infectious disease outbreaks like the COVID-19 pandemic may arise in the future and could adversely affect UNG and, more (including those that may be taken by UNG, UNG’s FCMs, counterparties or other market participants), generally, individual issuers and capital markets, in ways that cannot necessarily be foreseen. For example, COVID-19 resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The COVID-19 pandemic that occurred in 2020 had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment were impacted by the outbreak and government and other measures seeking to contain COVID-19’s spread.

An infectious disease outbreak may arise in the future and could have the same or similar effects as the COVID-19 pandemic, or different effects that cannot be foreseen. Moreover, as was the case with the COVID-19 pandemic, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to an infectious disease outbreak, including the potential for significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by UNG. Public health crises caused by infectious disease outbreaks may exacerbate other preexisting political, social and economic risks in certain countries or globally and their duration cannot be determined with certainty.

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

Price Movements

Natural gas futures prices were volatile during the six months ended June 30, 2024. The price of the Benchmark Futures Contract started the period at $2.514 per million British thermal shares (“MMBtu”). The high of the period was on January 12, 2024 when the price reached $3.313 per MMBtu. The low of the period was on February 15, 2024 when the price dropped to $1.614 per MMBtu. The period ended with the Benchmark Futures Contract at $2.601 per MMBtu, an increase of approximately 3.46% over the period. UNG’s per share NAV began the period at $20.36 and ended the period at $17.39 on June 30, 2024, a decrease of approximately (14.59)% over the period. The Benchmark Futures Contract prices listed above began with the February 2024 contracts and ended with the July 2024 contracts. The increase of approximately 3.46% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG’s Benchmark.”

During the six months ended June 30, 2024, the natural gas futures market experienced states of both contango and backwardation. When the market was in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Results of Operations and the Natural Gas Market

Results of Operations.

As of June 30, 2024, UNG 40,946,103 shares outstanding. On April 26, 2022, the SEC declared effective a registration statement filed by UNG that registered an unlimited number of shares. As a result, UNG has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by UNG than are outstanding due to the redemption of shares.

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

As of June 30, 2024, UNG had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Average daily total net assets	$813,796,773	$1,013,240,995
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$19,729,207	$21,322,975
Annualized yield based on average daily total net assets	4.88%	4.24%
Management fee	$2,424,682	$3,014,739
Total fees and other expenses excluding management fees	$2,649,130	$2,363,301
Total commissions accrued to brokers	$1,420,343	$1,592,417
Total commissions as annualized percentage of average total net assets	0.35%	0.32%

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

Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was higher during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was due primarily to an increase in professional fees and expenses related to the registration or offering of additional shares.

The decrease in total commissions accrued to brokers for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

For the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

	Three months ended	Three months ended
	June 30, 2024	June 30, 2023
Average daily total net assets	$804,591,611	$1,141,520,610
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$9,955,515	$12,471,607
Annualized yield based on average daily total net assets	4.98%	4.38%
Management fee	$1,199,746	$1,707,590
Total fees and other expenses excluding management fees	$1,307,863	$1,164,409
Total commissions accrued to brokers	$610,954	$783,668
Total commissions as annualized percentage of average total net assets	0.31%	0.28%

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

Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was higher during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was due primarily to an increase in professional fees and expenses related to the registration or offering of additional shares.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2024, the average daily change in the Benchmark Futures Contract was 0.015%, while the average daily change in the per share NAV of UNG over the same time period was 0.033%. The average daily difference was 0.018% (or 1.8 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNG’s NAV performed within the plus or minus ten percent (10)% established as its benchmark tracking goal.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to June 30, 2024, the average daily change in the Benchmark Futures Contract was (0.086)%, while the average daily change in the per share NAV of UNG over the same time period was (0.086)%. The average daily difference was (0.00)% (or (0.0) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNG’s NAV performed was within the plus or minus ten percent (10)% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first chart below shows the daily movement of UNG’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30 valuation day period ended June 30, 2024, the last trading day in June. The second chart below shows the monthly total returns of UNG as compared to the monthly value of the Benchmark Futures Contract for the five years ended June 30, 2024.

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

For the six months ended June 30, 2024, the actual total return of UNG as measured by changes in its per share NAV was (14.59)%. This is based on an initial per share NAV of $20.36 as of December 31, 2023 and an ending per share NAV as of June 30, 2024 of $17.39. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $17.05 as of June 30, 2024, for a total return over the relevant time period of (16.26)%. The difference between the actual per share NAV total return of UNG of (14.59)% and the expected total return based on the Benchmark Futures Contract of (16.26)% was an error over the time period of 1.67%, which is to say that UNG’s actual total return outperformed its benchmark by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, For the six months ended June 30, 2023, the actual total return of UNG as measured by changes in its per share NAV was (47.54)%. This is based on an initial per share NAV of $56.90# as of December 31, 2022 and an ending per share NAV as of June 30, 2023 of $29.86#. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $29.36# as of June 30, 2023, for a total return over the relevant time period of (48.40)#%. The difference between the actual per share NAV total return of UNG of (47.54)#% and the expected total return based on the Benchmark Futures Contract of (48.40)#% was an error over the time period of 0.86#%, which is to say that UNG’s actual total return outperformed its benchmark by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

# Adjusted to give effect to the reverse share split of 1 - for - 4 effected on January 23, 2024.

There are three factors that typically have impacted or are most likely to impact UNG’s ability to accurately track its Benchmark Futures Contract in addition to the foregoing.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be high or low relative to the daily changes in the Benchmark Futures Contract. During the three months ended June 30, 2024, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended June 30, 2024. Interest payments, and any other income, were retained within the portfolio and added to UNG’s NAV. When this income exceeds the level of UNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future from historical lows. It is anticipated that fees and expenses paid by UNG may be lower than interest earned by UNG. As such, USCF anticipates that UNG could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2024, UNG held investments in Natural Gas Futures Contracts traded on the ICE Futures whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized OTC swaps designed to track the settlement price of the Benchmark Futures Contract. UNG invests in Other Natural Gas-Related Investments, such as OTC swaps, which have increased transaction-related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that UNG must pay to the swap counterparty certain fees that UNG does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between June 30, 2014 and June 30, 2024. Investors will note that the natural gas market spent time in both backwardation and contango.

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

During the six months ended June 30, 2024, the price of the front month natural gas futures contract traded in a range between $1.575 and $3.313. Prices increased 3.46% from January through June, finishing the quarter at $2.601. The number of rigs dedicated to natural gas production declined from 120 at the start of the year to 97 by the end of the quarter. Natural Gas stored in the United States stood at 3,209 billion cubic feet as of June 30, 2024, about 8.4% higher than the same time last year. While both domestic demand and U.S. exports of natural gas have generally increased over the last five years, U.S. production has also continued to increase, leading to the storage surplus over one-year ago and five-year average levels. Overall mild temperatures relative to expectations for the better part of the year, and the persistent surplus of gas in storage have weighed on prices. While the  Biden administration’s restrictions on natural gas exports have also kept prices low, the increasing demand for LNG may lift prices, as could potential new demand for natural gas to power AI data centers.

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

For the ten-year time period between June 30, 2014 and June 30, 2024, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 10 Years

	Large Cap US	US Gov’t Bonds	Global Equities	Crude	Heating	Unleaded	Natural
Correlation Matrix 10 Years	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.117	0.978	0.353	0.210	0.458	0.114
US Gov’t Bonds (BEUSG4 Index)		1.000	0.125	(0.257)	(0.397)	(0.190)	(0.174)
Global Equities (FTSE World Index)			1.000	0.406	0.258	0.506	0.077
Crude Oil				1.000	0.748	0.753	0.049
Heating Oil					1.000	0.643	0.090
Unleaded Gasoline						1.000	0.067
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 1 Year

	Large Cap US	US Gov’t Bonds	Global Equities	Crude	Heating	Unleaded	Natural
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.708	0.986	(0.087)	(0.055)	0.378	(0.321)
US Gov’t Bonds (BEUSG4 Index)		1.000	0.740	(0.338)	(0.272)	0.080	(0.404)
Global Equities (FTSE World Index)			1.000	(0.085)	(0.061)	0.374	(0.370)
Crude Oil				1.000	0.885	0.567	(0.278)
Heating Oil					1.000	0.356	(0.139)
Unleaded Gasoline						1.000	(0.456)
Natural Gas							1.000
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

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets are held in UNG’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the six months ended June 30, 2024, UNG’s expenses did not exceed the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2024, UNG did not use other assets to pay expenses. To the extent income exceeded expenses, UNG’s NAV will be positively impacted.

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

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNG from promptly liquidating its positions in Futures Contracts. During the period ended June 30, 2024, UNG did not purchase or liquidate any of its positions while daily limits were in effect; however, UNG cannot predict whether such an event may occur in the future.

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

As of June 30, 2024, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $756,328,787 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNG’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2024, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

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

As of June 30, 2024, UNG’s portfolio held 22,886 Natural Gas Futures NG Contracts traded on the NYMEX. For a list of UNG’s current holdings, please see UNG’s website at www.uscfinvestments.com. As of June 30, 2024, UNG did not hold any Natual Gas Futures Contracts traded on the ICE Futures. The end of day portfolio disclosed on UNG’s website would reflect any investments in Futures Contracts beyond the Benchmark Futures Contract, and/or Other Natural Gas-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by UNG, UNG’s FCMs, counterparties or other market participants), liquidity requirements, or other factors. Independent of the UNG website, UNG may make available portfolio holdings information to Authorized Participants that reflects the Fund’s anticipated holdings.

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

During the six months reporting period ended June 30, 2024, UNG’s OTC transactions comprised OTC swaps intended to reflect the return on UNG’s investments in Natural Gas Futures Contracts and EFRP transactions.

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
(c)

UNG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNG redeemed 313 baskets (comprising 31,300,000 shares) during the second quarter of the year ending December 31, 2024. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2024:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
4/1/24 to 4/30/24	6,600,000	$15.08
5/1/24 to 5/31/24	20,000,000	$17.90
6/1/24 to 6/30/24	4,700,000	$20.30
Total	31,300,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended June 30, 2024.

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

Date: August 8, 2024

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 8, 2024