Form 10-K
period 2024-12-31
United States Natural Gas Fund, LP
filed 2025-02-28
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2024 was $715,429,442.

The registrant had 24,146,103 outstanding shares as of Febuary 24, 2025.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of USCF Investments, Inc., formerly Wainwright Holdings, Inc., a Delaware corporation (“USCF Investments”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. USCF Investments is a wholly owned subsidiary of The Marygold Companies, Inc., formerly, Concierge Technologies, Inc. (publicly traded under the ticker: MGLD) (“Marygold”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Marygold. USCF Investments is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended, (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), USCF Midstream Energy Income Fund (“UMI”), USCF Dividend Income Fund (“UDI”), USCF Gold Strategy Plus Income Fund (“USG”), USCF Sustainable Battery Metals Strategy Fund (“ZSB”), USCF Energy Commodity Strategy Absolute Return Fund (“USE”) and USCF Sustainable Commodity Strategy Fund (“ZSC”), each a series of the USCF ETF Trust. USCF ETF Trust is registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust consists of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which the exchange may exercise greater scrutiny and control over an investor’s positions. The NYMEX current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contract as the NYMEX. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net futures contracts back to the accountability level. As of December 31, 2024, UNG held 14,459 NYMEX natural gas Futures NG contracts. As of December 31, 2024, UNG did not hold any Natural Gas Futures Contracts traded on the ICE Futures. UNG exceeded accountability levels of the NYMEX during the year ended December 31, 2024, when it held a maximum of 46,054 natural gas Futures NG contracts, exceeding both the “any” and “all” month limits. No action was taken by the NYMEX and UNG did not reduce the number of Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the year ended December 31, 2024, UNG did not exceed position limits imposed by the NYMEX and ICE Futures.

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

BTIG, LLC, whose principal address is 600 Montgomery Street, Sixth Floor, San Francisco, CA, 94111, will act as an introducing broker for UNG’s futures trading. BTIG is registered with the U.S. Securities and Exchange Commission as a broker-dealer, with the CFTC as an introducing broker, and is a member of FINRA and other regulatory agencies and exchanges. In the normal course of its regulated business activities, BTIG receives examinations, subpoenas, and inquiries from the regulatory organizations that oversee its various business activities. From January 2014 through December 2022, BTIG has not been involved in any material litigation.

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

The Bank of Nova Scotia

On August 5, 2024, UNG entered into an ISDA 2002 Master Agreement (the “ScotiaBank ISDA”) with The Bank of Nova Scotia, pursuant to which The Bank of Nova Scotia has agreed to serve as an over-the-counter (“OTC”) swaps counterparty for UNG. The ScotiaBank ISDA provides UNG the ability to invest in OTC swaps in furtherance of its investment objective. UNG may enter into OTC swap transactions with The Bank of Nova Scotia under the ScotiaBank ISDA in the future. UNG’s OTC swap transactions outstanding under the ScotiaBank ISDA, if any, along with UNG’s other holdings, will be posted on UNG’s webpage, www.uscfinvestments.com.

The Bank of Nova Scotia’s principal address is 40 Temperance St., 7th Floor, Toronto, Ontario, Canada M5H 1H1. The Bank of Nova Scotia is registered with the CFTC as a swap dealer.

The Bank of Nova Scotia is a large swap dealer subject to many different complex legal and regulatory requirements. As a result, certain of The Bank of Nova Scotia’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with The Bank of Nova Scotia with respect to issues raised in various investigations. In addition, The Bank of Nova Scotia is and has been subject to a variety of civil legal claims in various jurisdictions, a variety of settlement agreements and a variety of orders, awards and judgments made against it by courts and tribunals, both in regard to such claims and investigations. Listed below are the civil, administrative, and/or criminal proceedings pending, on appeal, or concluded by The Bank of Nova Scotia in the past five (5) years that are material to The Bank of Nova Scotia serving as an OTC swaps counterparty to UNG.

On May 11, 2023 the Commodity Futures Trading Commission issued an order simultaneously filing and settling charges against The Bank of Nova Scotia and its affiliate, Scotia Capital USA Inc. (a futures commission merchant). The order charged The Bank of Nova Scotia and Scotia Capital USA Inc. with failing to maintain, preserve, or produce records that were required to be kept under Commodity Futures Trading Commission recordkeeping requirements and failing to diligently supervise matters related to their businesses as Commodity Futures Trading Commission registrants. Pursuant to the Commodity Futures Trading Commission’s order, the charges are attributable to the use of unapproved communication methods, including messages sent via personal text and WhatsApp by The Bank of Nova Scotia and Scotia Capital USA Inc. personnel. The Bank of Nova Scotia and Scotia Capital USA Inc. agreed to pay a $15 million penalty to settle the charges with the Commodity Futures Trading Commission. The Securities and Exchange Commission issued a parallel order on May 11, 2023 against Scotia Capital USA Inc. for the failure to maintain and preserve electronic communications, also attributable to the use of unapproved communication methods. Scotia Capital USA Inc. agreed to pay a $7.5 million penalty to settle the charges with the Securities and Exchange Commission.

On August 19, 2020, the Commodity Futures Trading Commission filed and settled charges against The Bank of Nova Scotia for swap dealer compliance failures, failing to supervise its swap dealer activities diligently, and making false or misleading statements to Commodity Futures Trading Commission staff during the course of that agency’s enforcement investigation. The order found that, at various times between December 31, 2012 and August 19, 2020 The Bank of Nova Scotia failed to comply with swap dealer business conduct standards requirements for pre-trade mid-market marks by providing counterparties with marks that were inaccurate, untimely, or both, or failing to provide marks entirely. The order also found that The Bank of Nova Scotia’s counterparty onboarding process, pre-trade mid-market marks and audio recordkeeping, and chief compliance officer failed to comply with the Commodity Exchange Act and Commodity Futures Trading Commission regulations and that The Bank of Nova Scotia failed to supervise its swap dealer activities diligently. To settle the charges with the Commodity Futures Trading Commission The Bank of Nova Scotia agreed to pay a $50 million penalty, remediate the compliance failures, and retain an outside monitor for three years. In April 2024 the Commodity Futures Trading Commission issued an addendum to its order to extend the period within which The Bank of Nova Scotia must have a monitor in place by six months.

On August 19, 2020, the Commodity Futures Trading Commission filed and settled charges against The Bank of Nova Scotia for several of its traders’ placement of orders to buy or sell certain gold and silver futures contracts traded on the Commodity Exchange Inc. with the intent to cancel those orders before execution (i.e., “spoofing”). The Bank of Nova Scotia had previously been fined $800,000 in a 2018 Commodity Futures Trading Commission order for spoofing in the gold and silver futures markets but, according to the August 19, 2020 order, the 2018 order did not take into account the full scope of the spoofing behavior due to statements made The Bank of Nova Scotia in connection with the 2018 order that that were later proven to be false (the August 19, 2020 order alleges that the false statements were in part due to incomplete and inconsistent recordkeeping). Accordingly, the August 19, 2020 order was intended to address the broader scope of spoofing behavior. To settle the charges with the Commodity Futures Trading Commission The Bank of Nova Scotia agreed to pay a $42 million penalty, disgorgement of $11,828,912, and restitution in the amount of $6,622,190. In a parallel action, the United States Department of Justice announced entry of a Deferred Prosecution Agreement with The Bank of Nova Scotia, deferring criminal prosecution on charges of attempted price manipulation and wire fraud. Under the Agreement, The Bank of Nova Scotia agreed to, among other things, pay $60.4 million in criminal fines, forfeiture, and restitution. The Commodity Futures Trading Commission’s order provided for offsets for certain payments made pursuant to the related Department of Justice criminal action.

On August 19, 2020, the Commodity Futures Trading Commission filed and settled charges against The Bank of Nova Scotia for violating sections 6(c)(2) and 9(a)(4) of the Commodity Exchange Act for the misrepresentations and omissions made to the Commission, the Commodity Exchange, Inc. and the National Futures Association between April 2016 and October 2017 in connection with spoofing in the precious metals markets, which was the subject of the concurrent August 19, 2020 order described in the immediately preceding paragraph. The Bank of Nova Scotia agreed to pay a $17 million penalty to settle the charges with the Commodity Futures Trading Commission.

The Bank of Nova Scotia is not affiliated with UNG or USCF. Therefore, neither USCF nor UNG believes that there will be any conflicts of interest with The Bank of Nova Scotia or its trading principals arising from The Bank of Nova Scotia acting as an OTC swaps counterparty to UNG.

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The NAV of UNG’s shares relates directly to the value of the Benchmark Futures Contracts and other assets held by UNG and fluctuations in the prices of these assets could materially adversely affect an investment in UNG’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in UNG could be lost.

●	Infectious disease outbreaks like COVID-19 could negatively affect the valuation and performance of UNG’s investments.
●	An investment in UNG may provide little or no diversification benefits. Thus, in a declining market, UNG may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in UNG while incurring losses with respect to other asset classes.
●	Historical performance of UNG and the Benchmark Futures Contracts is not indicative of future performance.
●	The market price at which investors buy or sell shares may be significantly less or more than NAV.
●	Daily percentage changes in UNG’s NAV may not correlate with daily percentage changes in the price of the Benchmark Futures Contract.
●	Daily percentage changes in the price of the Benchmark Futures Contract may not correlate with daily percentage changes in the spot price of natural gas.
●	An investment in UNG is not a proxy for investing in the natural gas markets, and the daily percentage changes in the price of the Benchmark Futures Contract, or the NAV of UNG, may not correlate with daily percentage changes in the spot price of natural gas.
●	Natural forces in the natural gas futures market known as “backwardation” and “contango” may increase UNG’s tracking error and/or negatively impact total return.
●	Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting UNG’s investments, including its ability to fully invest in the Benchmark Futures Contract, which means that changes in the price of shares could substantially vary from the changes in the price of the Benchmark Futures Contract.
●	Risk mitigation measures imposed by UNG’s FCMs have the potential to cause tracking error by limiting UNG’s investments, including its ability to fully invest in the Benchmark Futures Contract and other Futures Contracts, which means that changes in the price of UNG’s shares could substantially vary from changes in the price of the Benchmark Futures Contract.
●	An investor’s tax liability may exceed the amount of distributions, if any, on its shares.
●	An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.
●	Items of income, gain, deduction, loss and credit with respect to shares could be reallocated for U.S. federal income tax purposes, and UNG could be liable for U.S. federal income tax, if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by UNG in allocating those items, with potential adverse consequences for an investor.
●	UNG could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.
●	UNG is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, UNG has a more complex tax treatment than traditional mutual funds.
●	If UNG is required to withhold tax with respect to any non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.
●	The impact changes in U.S. federal income tax laws on UNG is uncertain.
●	UNG will be subject to credit risk with respect to counterparties to OTC contracts entered into by UNG.

●	Valuing OTC derivatives may be less certain than actively traded financial instruments.
●	UNG’s rights under an OTC contract may be restricted by regulations.

Fees of UNG

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers

Service Provider	Compensation Paid by USCF(1)
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

Fees and Compensation Arrangements between UNG and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by UNG
RBC Capital Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary
Marex Capital Markets, Inc., Futures Commission Merchant
MFUSA, Futures Commission Merchant
ADMIS, Futures Commission Merchant
(3)	UNG pays this compensation.

New York Mercantile Exchange Licensing Fee (4) – 0.015% on all net assets.

(4)	Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. UNG is responsible for its pro rata share of the assets held by UNG and the Related Public Funds, other than BNO, USCI and CPER.

Expenses Paid or Accrued by UNG from Inception through December 31, 2024 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$94,537,598
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$48,789,922
Other Amounts Paid or Accrued(5):	$34,231,001
Total Expenses Paid or Accrued:	$177,558,521
(5)

Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by UNG from Inception through December 31, 2024 as a Percentage of Average Daily Net Assets:

Amount as a Percentage of
Expenses:	Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.57% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.29% annualized
Other Amounts Paid or Accrued(6):	0.21% annualized
Total Expenses Paid or Accrued:	1.07% annualized
(6)

Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Other Fees. UNG also pays the fees and expenses associated with its audit expenses, professional fees, and tax accounting and reporting requirements. These fees were approximately $2,230,204 for the fiscal year ended December 31, 2024. In addition, UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2024 were $916,574 for UNG and the Related Public Funds. UNG’s portion of such fees and expenses for the year ended December 31, 2024 was $277,838.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of UNG (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by UNG, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $1,000 to UNG for each order they place to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased, or otherwise changed by USCF. Authorized Participants who make deposits with UNG in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UNG or USCF, and no such person will have any obligation or responsibility to UNG or USCF to affect any sale or resale of shares. As of December 31, 2024, 12 Authorized Participants had entered into agreements with USCF on behalf of UNG. During the year ended December 31, 2024, UNG issued 1,121 Creation Baskets and redeemed 1,158 Redemption Baskets.

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

OTC Swaps

Rules put in place by U.S. federal banking regulators, the CFTC and the SEC require the daily exchange of variation margin and initial margin for swaps between swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (“Swap Entities”) and swaps between Swap Entities and their counterparties that are “financial end-users” (such rules, the “Margin Rules”). The Margin Rules require Swap Entities to exchange variation margin with all of their counterparties who are financial end-users. The minimum variation margin amount is the daily mark-to-market change in the value of the swap, taking into account the amount of variation margin previously posted or collected. Swap Entities are required to exchange initial margin with their financial end-users who have “material swaps exposure” (i.e., an average daily aggregate notional of $8 billion or more in non-cleared swaps calculated in accordance with the Margin Rules). The Margin Rules specify the types of collateral that may be posted or collected as initial margin or variation margin (generally cash, certain government, government-sponsored enterprise securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold) and sets forth haircuts for certain collateral asset classes. UNG is not a Swap Entity under the Margin Rules, but is a financial end-user. Accordingly, UNG will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, UNG does not have “material swaps exposure” and, accordingly, will not be subject to the initial margin requirements of the Margin Rules.

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

Economic conditions impacting natural gas. The demand for natural gas correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on natural gas demand and, therefore, may have an adverse impact on natural gas prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, military conflicts war, pandemics (e.g., the COVID-19 in 2020), government austerity programs, or currency exchange rate fluctuations, can also impact the demand for natural gas. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions that impair the functioning of financial markets and institutions also may adversely impact the demand for natural gas.

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

Price volatility may possibly cause the total loss of your investment. Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in UNG. Market volatility is attributable to things like the COVID-19 pandemic in 2020 and related supply chain disruptions, war, such as the war between Russia and Ukraine, and continuing disputes among oil-producing countries. Events such as these, and others, could cause volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UNG and the impact of which could limit UNG’s ability to have a substantial portion of its assets invested in the natural gas Futures Contract. In such a circumstance, UNG could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Related Investments, such as OTC swaps.

Natural disasters, public health disruptions (such as the COVID-19 pandemic), and international armed conflicts could impact the price of commodities and/or the value, pricing and liquidity of UNG’ investments or assets which, in turn, could cause the loss of your investment in UNG.

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including public health disruptions, pandemics and epidemics (for example, the COVID-19 pandemic), can be highly disruptive to economies and markets.  Such events can, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities such as natural gas and the value, pricing, and liquidity of the investments or other assets held by UNG.

Geopolitical conflict, including war and armed conflicts (such as Russia’s continued military actions against Ukraine that started in February 2022, conflicts in the Middle East, and the expansion of such conflicts in surrounding areas), sanctions, and acts of terrorism, can also, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities such as natural gas and the value, pricing, and liquidity of the investments or other assets held by UNG.

A negative impact on, or volatility in, the price of natural gas or the value, pricing and liquidity of UNG’s investments or other assets resulting from the occurrence of any of the aforementioned events, or similar events, could cause you to lose all, or substantially all, of your investment in UNG.

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

Variables such as drought, floods, weather, military conflicts, pandemics (such as COVID-19 in 2020), embargoes, tariffs and other political events may have a larger impact on natural gas prices and natural gas linked instruments, including Futures Contracts and Other Natural Gas-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject UNG’s investments to greater volatility than investments in traditional securities.

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

The design of UNG’s Benchmark Futures Contract is such that every month it begins by using the near month contract to expire until the near month contract is within two weeks of expiration, when, over a four-day period, it transitions to the next month contract to expire as its benchmark contract and keeps that contract as its benchmark until it becomes the near month contract and close to expiration. In the event of a natural gas futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in natural gas prices, the value of the benchmark contract would tend to rise as it approaches expiration. Conversely, in the event of a natural gas futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in natural gas prices the value of the benchmark contract would tend to decline as it approaches expiration. When compared to total return of other price indices, such as the spot price of natural gas, the impact of backwardation and contango may cause the total return of UNG’s per share NAV to vary significantly. Moreover, absent the impact of rising or falling natural gas prices, a prolonged period of contango could have a significant negative impact on UNG’s per share NAV and total return and investors could lose part or all of their investment.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contract as the NYMEX. If UNG and the Related Public Funds exceed these accountability levels for UNG's and the Related Public Funds investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be required to reduce its aggregate net futures contracts back to the accountability level.

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

OTC Contract Risk

UNG will be subject to credit risk with respect to counterparties to OTC contracts entered into by UNG.

UNG faces the risk of non-performance by the counterparties to its OTC contracts. Unlike in futures contracts, the counterparty to OTC contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to UNG, in which case UNG could suffer significant losses on these contracts. The two-way margining requirements imposed by U.S. regulators, discussed in “Item 1. Business – Commodities Regulation,” are intended to mitigate this risk.

If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, UNG may experience significant delays in obtaining recovery in a bankruptcy or other reorganization proceeding. UNG may obtain only limited recovery or may obtain no recovery in such circumstances.

UNG mitigates these risks by typically entering into transactions only with major global financial institutions.

Valuing OTC derivatives may be less certain than valuing exchange-traded and/or cleared financial instruments.

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

Regulations adopted by global prudential regulators that are now in effect require certain prudentially regulated entities and certain of their affiliates and subsidiaries (including swap dealers) to include in their derivatives contracts and certain other financial contracts terms that delay or restrict the rights of counterparties (such as UNG) to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of credit support in the event that the prudentially regulated entity and/or its affiliates are subject to certain types of resolution or insolvency proceedings. Similar regulations and laws have been adopted in non-U.S. jurisdictions that may apply to UNG’s counterparties located in those jurisdictions. These requirements could adversely affect UNG’s ability to terminate existing derivatives contracts, exercise default rights, or satisfy obligations owed to it with collateral received under such contracts if UNG’s counterparty and/or its affiliates is subject to resolution or insolvency proceedings.

The use of swap agreements may expose UNG to early termination risk, which could result in significant losses to UNG.

Swap agreements do not have uniform terms.  A swap counterparty may have the right to close out UNG’s position due to the occurrence of certain events (for example, if UNG defaults on certain terms of the swap agreement, or if there is a material decline in UNG’s NAV on a particular day) and request immediate payment of amounts owed by UNG under the agreement.  If the level of UNG’s NAV has a dramatic intraday move, the terms of the swap agreement may permit loss, but such loss the counterparty to close out a transaction with UNG at a price calculated by the counterparty that, in good faith, represents such counterparty’s which may not represent fair market value.

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

OTC contracts that are not subject to clearing may be even less marketable than futures contracts because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions make such contracts less liquid than standardized futures contracts traded on an exchange and could adversely impact UNG’s ability to realize the full value of such contracts. In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

UNG’s ability to invest in the Benchmark Futures Contract could be limited as a result of any or all of the following: evolving market conditions, a change in regulatory accountability levels and position limits imposed on UNG with respect to its investment in Futures Contracts, additional or different risk mitigation measures taken by market participants generally, including UNG, with respect to UNG acquiring additional Futures Contracts, or UNG selling additional shares.

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

Only Authorized Participants may directly purchase shares from or redeem shares with UNG through Creation Baskets or Redemption Baskets respectively. All other investors that desire to purchase or sell shares must do so through NYSE Arca or in other markets, if any, in which the shares may be traded. Shares may trade at a premium or discount relative to NAV per share.

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

USCF’s LLC Agreement provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is wholly owned by The Marygold Companies, Inc., a controlled public company where the majority of shares are owned by Nicholas D. Gerber along with certain of his family members and certain other shareholders.

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

UNG is subject to a comprehensive scheme of regulation under U.S. federal commodities and securities laws. UNG could be subject to sanctions for a failure to comply with those requirements, which could adversely affect its financial performance (in the case of financial penalties) or ability to pursue its investment objective (in the case of a limitation on its ability to trade).

Because UNG’s shares are publicly traded, UNG is subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities include the Public Company Accounting Oversight Board (the “PCAOB”), the SEC, the CFTC, the NFA and NYSE Arca, and these authorities have continued to develop additional regulations or interpretations of existing regulations. UNG’s ongoing efforts to comply with these regulations and interpretations can result in a diversion of management’s time and attention away from revenue-generating activities.

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

Regulatory changes or actions, including the implementation of new legislation, is impossible to predict but may significantly and adversely affect UNG.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. Such statutes, regulations and requirements are subject to ongoing modification by governmental and judicial action. The effect of any future regulatory change on UNG is impossible to predict, but it could be substantial and adverse.  In addition, the CFTC, SEC, futures exchanges, and other entities are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on UNG, please see “Item 1. Business - Commodities Regulation” in this annual report on Form 10-K.

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

UNG invests primarily in Futures Contracts, a significant portion of which are traded on United States exchanges, including the NYMEX. However, a portion of UNG’s trades may take place on markets and exchanges outside the United States. Trading on such non-U.S. markets or exchanges presents risks because such markets and exchanges may not be subject to the same degree of regulation as their U.S. counterparts, including potentially different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, UNG is subject to the risk of adverse exchange-rate movements between the U.S. dollar and the functional currencies of such contracts. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

UNG and USCF may have conflicts of interest, which may permit them to favor their own interests to the detriment of shareholders.

UNG is subject to actual and potential inherent conflicts involving USCF, various commodity futures brokers and Authorized Participants. USCF’s officers, directors and employees do not devote their time exclusively to UNG and also are directors, officers or employees of other entities that may compete with UNG for their services. They could create a conflict between their responsibilities to UNG and to those other entities. As a result of these and other relationships, parties involved with UNG have a financial incentive to act in a manner other than in the best interests of UNG and the shareholders. USCF has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts of interest to resolve them equitably. Although USCF attempts to monitor these conflicts, it is extremely difficult, if not impossible, for USCF to ensure that these conflicts do not, in fact, result in adverse consequences to the shareholders.

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

UNG may also be subject to certain conflicts with respect to its FCMs, including, but not limited to, conflicts that result from the FCM receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third - party accounts traded through the FCMs. In addition, USCF’s principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as UNG trades using the clearing broker to be used by UNG. A potential conflict also may occur if USCF’s principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by UNG.

UNG could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio.

UNG may terminate at any time, regardless of whether UNG has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances including but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by UNG, UNG’s FCMs, counterparties or other market participants) that would lead UNG to determine that it could no longer foreseeably meet its investment objective or that UNG’s aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of UNG unreasonable or imprudent; or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal, or removal of USCF as the general partner of UNG could cause UNG, to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate UNG. UNG’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

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

In the event that there was a suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of UNG would likely still continue to actively trade the shares. However, in such a situation, Authorized Participants and other market makers may seek to adjust the market they make in the shares. Specifically, such market participants may increase the spread between the prices that they quote for offers to buy and sell shares to allow them to adjust to the potential uncertainty as to when they might be able to purchase additional Creation Baskets of shares. In addition, Authorized Participants may be less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or a reduced number of shares on which quotes may be available, could increase the trading costs to investors in UNG compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants still were able to freely create new baskets of shares. In addition, there could be a significant variation between the market price at which shares are traded and the shares’ NAV, which is also the price at which shares can be redeemed with UNG by Authorized Participants in Redemption Baskets. The foregoing could also create significant deviations from UNG’s investment objective. Any potential impact to the market for shares of UNG that could occur from an Authorized Participant’s inability to create new baskets would likely not extend beyond the time when UNG resumed selling Creation Baskets.

UNG may determine that, to allow it to reinvest the proceeds from sales of its Creation Baskets in currently permitted assets in a manner that meets its investment objective, it may limit its offers of Creation Baskets.

UNG may determine to limit the issuance of its shares through the offering of Creation Baskets to its Authorized Participants. As a result of certain circumstances described herein, including (1) the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits as well as statutory or regulatory limits); (2) market conditions (including but not limited to those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing); and (3) risk mitigation measures (including those that may be taken by UNG, UNG’s FCMs, counterparties or other market participants) that limit UNG and other market participants from investing in particular natural gas futures contracts, UNG’s management may determine that it will limit the issuance of shares and the offerings of Creation Baskets because it is unable to invest the proceeds from such offerings in investments that would permit it to reasonably meet its investment objective.

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

UNG may be subject to interest rate risk, which may prevent UNG from investing fully at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss, or require UNG to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

Interest rate risk is the risk that fixed income securities and other instruments in UNG’s portfolio will fluctuate in value because of a change in interest rates. Interest rate changes can be sudden and unpredictable, and UNG may lose money because of movements in interest rates. When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, UNG may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. In addition, in rising interest rate environments, it is possible that the Treasury Bills held by UNG will decline in value. When interest rates fall, UNG may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

As inflation increases, the present value of UNG’ assets may decline.

Inflation is a general increase in the overall price level of goods and services in the economy. The United States Federal Reserve has a stated goal of maintaining a two percent increase in inflation over the long run, as measured by the annual change in the price index for personal consumption expenditures. Following the COVID-19 pandemic, the United States experienced inflation above the Federal Reserve’s stated two-percent goal.  Other world economies similarly experienced elevated inflation rates.  The Federal Reserve increased interest rates and successfully reduced inflation so that it is close to the stated two percent goal. As a result, in 2024, the Federal Reserve began reducing interest rates. However, the rate of inflation in the United States is still above the stated two percent goal. Inflation has the effect of eroding the value of cash or bonds. In a high inflation environment the value of UNG’s cash and Treasury investments may decline.

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

Risk Management

UNG does not have computer systems or networks. Pursuant to the terms of the LP Agreement, UNG’s affairs are managed by USCF. USCF has implemented an information security program that is focused on ensuring the security and protection of computer systems and oversight of third-party service providers. This program includes specific provisions pertaining to data security and the security of information that, if disclosed, could have detrimental effects on UNG. Such provisions relate to the handling of information and computers, as well as the protection of computer systems and software from unauthorized persons. USCF engages a third-party consultant and service provider to assist with information technology services and advise on USCF’s information technology infrastructure. As needed, but no less frequently than annually, USCF evaluates its cybersecurity risk profile in accordance with its compliance policies and procedures. To mitigate the risks from cybersecurity threats posed by third parties, USCF conducts due diligence on its critical third-party service providers with respect to (1) the cybersecurity programs and policies that they have in place as well as how they safeguard sensitive information, and (2) how those programs and policies apply to customers, including USCF and UNG.

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

Governance

The Director of Compliance, as identified below, provides regular reports to USCF’s Board of Directors on developments to the information security and cybersecurity risks facing UNG. Reports may include, among other things, an overview of the controls and procedures related to assessing, identifying, and managing risks related to cybersecurity threats, oversight of third-party service providers and related cybersecurity threats, and management’s evaluation of cybersecurity risks material to UNG.

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

As of December 31, 2024, UNG had approximately 116,197 holders of shares.

Dividends

UNG has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

UNG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNG redeemed 403 baskets (comprising 40,300,000 shares) and 1,158 baskets (comprising 115,800,044 shares) for the three and twelve months ended December 31, 2024, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of Share	Average Price Per
Period	Redeemed	Share
10/1/24 to 10/31/24	6,000,000	$14.00
11/1/24 to 11/30/24	15,600,000	14.22
12/1/24 to 12/31/24	18,700,000	15.79
Total	40,300,000

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

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its Henry Hub natural gas contracts. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net futures contracts back to the accountability level. As of December 31, 2024, UNG held 14,459 NYMEX Natural Gas Futures NG contracts and did not hold any Natural Gas Futures Contracts traded on the ICE Futures. UNG exceeded accountability levels of the NYMEX during the fiscal year ended December 31, 2023, including when it held a maximum of 46,054 Natural Gas Futures NG contracts on the NYMEX, exceeding the "any" month limit. UNG did not exceed accountability levels imposed by the ICE Futures during the fiscal year ended December 31, 2024. No action was taken by the NYMEX and UNG did not reduce any positions held.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the fiscal year ended December 31, 2024, UNG did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

UNG has not limited the size of its offering and intends to utilize substantially all of its proceeds to purchase Benchmark Futures Contracts and Other Natural Gas - Related Investments to the extent possible. If UNG encounters accountability levels, position limits, or price fluctuation limits for natural gas Futures Contracts on the NYMEX or ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase natural gas Futures Contracts on other exchanges that trade listed natural gas futures or enter into swaps or other transactions to meet its investment objective. In addition, if UNG exceeds accountability levels on either the NYMEX or ICE Futures, and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of UNG’s shares and the price of the Benchmark Futures Contract.

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

Infectious disease outbreaks like COVID-19 could negatively affect the valuation and performance of UNG's investments.

Infectious disease outbreaks like the COVID-19 pandemic may arise in the future and could adversely affect UNG and, more generally, individual issuers and capital markets, in ways that cannot necessarily be foreseen. For example, COVID-19 resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The COVID-19 pandemic that occurred in 2020 had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment were impacted by the outbreak and government and other measures seeking to contain COVID-19's spread. COVID-19 also had a material adverse impact on the oil markets and oil futures markets because economic activity and the use of oil were curtailed, which in turn had a significant adverse effect on the prices of Oil Futures Contracts, including the Benchmark Oil Futures Contracts, and Other Oil-Related Investments.

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

Price Movements

Natural gas futures prices were volatile during the year ended December 31, 2024. The price of the Benchmark Futures Contract started the year at $2.514 per million British thermal shares (“MMBtu”). The high of the year was on December 30, 2024 when the price reached $3.936 per MMBtu. The low of the year was on February 15, 2024 when the price dropped to $1.614 per MMBtu. The year ended with the Benchmark Futures Contract at $3.633 per MMBtu, an increase of approximately 44.51% over the year. UNG’s per share NAV began the year at $20.36 and ended the year at $16.85 on December 31, 2024, a decrease of approximately (17.24)% over the year. The Benchmark Futures Contract prices listed above began with the February 2024 contracts and ended with the February 2025 contracts. The increase of approximately 44.51% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be realized by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG’s Benchmark.”

During the year ended December 31, 2024, the natural gas futures market experienced states of both contango and backwardation. When the market was in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Results of Operations and the Natural Gas Market

Results of Operations.

As of December 31, 2024, UNG has 44,146,103 shares outstanding. On April 26, 2022, the SEC declared effective a registration statement filed by UNG that registered an unlimited number of shares. As a result, UNG has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by UNG than are outstanding due to the redemption of shares.

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

As of December 31, 2024, UNG had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Per share net asset value, end of year	$16.85	$20.36
Average daily total net assets	$815,383,013	$1,041,866,566
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$38,655,139	$46,665,419
Annualized yield based on average daily total net assets	4.74%	4.48%
Management fee	$4,888,033	$6,252,127
Total fees and other expenses excluding management fees	$5,230,444	$4,253,298
Total commissions accrued to brokers	$2,556,712	$2,696,598
Total commissions as annualized percentage of average total net assets	0.31%	0.26%

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

The decrease in the per share NAV for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due primarily to lower prices for natural gas and the related decrease in the value of the Natural Gas Futures Contracts in which UNG held and traded.

Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2024, compared to the year ended December 31, 2023. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was higher during the year ended December 31, 2024, compared to the year ended December 31, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2024, compared to the year ended December 31, 2023 was due primarily to an increase in accrued tax reporting and professional fees.

The decrease in total commissions accrued to brokers for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended December 31, 2024, the average daily change in the Benchmark Futures Contract was 0.878%, while the average daily change in the per share NAV of UNG over the same time period was 0.890%. The average daily difference was 0.012% (or 1.2 basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period UNG’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to December 31, 2024, the average daily change in the Benchmark Futures Contract was (0.082)%, while the average daily change in the per share NAV of UNG over the same time period was (0.082)%. The average daily difference was 0.000% (or (0.0) basis points, where 1 basis point equals 1/100 of 1)%, meaning that over this time period UNG’s NAV performed was within the plus or minus ten percent (10)% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first chart below shows the daily movement of UNG’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30 valuation day period ended December 31, 2024. The second chart below shows the monthly total returns of UNG as compared to the monthly value of the Benchmark Futures Contract for the five years ended December 31, 2024.

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

For the year ended December 31, 2024, the actual total return of UNG as measured by changes in its per share NAV was (17.24)%. This is based on an initial per share NAV of $20.36 as of December 31, 2023 and an ending per share NAV as of December 31, 2024 of $16.85. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $15.79 as of December 31, 2024, for a total return over the relevant time period of (22.46)%. The difference between the actual per share NAV total return of UNG of (17.24)% and the expected total return based on the Benchmark Futures Contract of (22.46)% was a difference over the time period of 5.22%, which is to say that UNG’s actual total return outperformed its benchmark by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, For the year ended December 31, 2023, the actual total return of UNG as measured by changes in its per share NAV was (64.22)%. This is based on an initial per share NAV of $56.90# as of December 31, 2022 and an ending per share NAV as of December 31, 2023 of $20.36. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $19.68 as of December 31, 2023, for a total return over the relevant time period of (65.41)%. The difference between the actual per share NAV total return of UNG of (64.22)% and the expected total return based on the Benchmark Futures Contract of (65.41)% was a difference over the time period of 1.19%, which is to say that UNG’s actual total return outperformed its benchmark by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

# Adjusted to give effect to the reverse share split of 1-for-4 effected on January 23, 2024.

There are three factors that typically have impacted or are most likely to impact UNG’s ability to accurately track the Benchmark Futures Contract in addition to the foregoing.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2024, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2024. Interest payments, and any other income, were retained within the portfolio and added to UNG’s NAV. When this income exceeds the level of UNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by UNG may continue to be lower than interest earned by UNG. As such, USCF anticipates that UNG could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2024, UNG held investments in Natural Gas Futures Contracts traded on the ICE Futures US whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized OTC swaps designed to track the settlement price of the Benchmark Futures Contract. UNG invests in Other Natural Gas-Related Investments, such as OTC swaps, which have increased transaction-related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that UNG must pay to the swap counterparty certain fees that UNG does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between December 31, 2014 and December 31, 2024. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Natural Gas Market. During the year ended December 31, 2024, the price of the front month natural gas futures contract traded in a range between $1.581 and $3.936. Prices increased 44.51% from January through December, finishing the year at $3.633. The number of rigs dedicated to natural gas production fell from 120 at the start of the year to 102 by the end of the fourth quarter. Natural Gas stored in the United States stood at 3,413 billion cubic feet as of December 31, 2024, about 1.9% lower than the same time last year. While both domestic demand and U.S. exports of natural gas have generally increased over the last five years, U.S. production has also continued to increase, leading to storage surpluses over one-year ago and five-year ago levels throughout 2024. However, the Surplus narrowed significantly in the fourth quarter as weather-related demand increased. Overall mild temperatures relative to expectations for the better part of the year, and the persistent surplus of gas in storage have weighed on prices. While the previous administration’s restrictions on natural gas exports kept prices low, the increasing demand for LNG may lift prices, as could potential new demand for natural gas to power AI data centers.

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

For the ten-year time period between December 31, 2014 and December 31, 2024, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 10 Years
	Large Cap US	US Gov’t Bonds	Global Equities	Crude	Heating	Unleaded	Natural
Correlation Matrix 10 Years	Equities (S&P 600)	(BEUSG4 Index)	(FTSE World Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.124	0.979	0.351	0.200	0.455	0.117
US Gov't Bonds (BEUSG4 Index)		1.000	0.140	-0.260	-0.408	-0.197	-0.164
Global Equities (FTSE World Index)			1.000	0.395	0.239	0.493	0.071
Crude Oil				1.000	0.741	0.742	0.011
Heating Oil					1.000	0.632	0.055
Unleaded Gasoline						1.000	0.007
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 1 Year
	Large Cap US	US Gov’t Bonds	Global Equities (FTSE	Crude	Heating	Unleaded	Natural
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	World Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.622	0.968	-0.170	-0.318	-0.057	0.063
US Gov’t Bonds (BEUSG4 Index)		1.000	0.744	-0.501	-0.453	-0.309	0.013
Global Equities (FTSE World Index)			1.000	-0.283	-0.473	-0.098	0.006
Crude Oil				1.000	0.779	0.858	-0.437
Heating Oil					1.000	0.439	-0.241
Unleaded Gasoline						1.000	-0.535
Natural Gas							1.000
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

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The comparison of the fiscal years ended December 31, 2023 and 2022 can be found in UNG’s annual report on Form 10-K for the fiscal year ended December 31, 2023 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

USCF has evaluated the nature and types of estimates that it makes in preparing UNG’s financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC swaps) involves a critical accounting policy. The values which are used by UNG for its Natural-Gas Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, UNG estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets are held in UNG’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the year ended December 31, 2024, UNG’s expenses did not exceed the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2024, UNG did not use other assets to pay expenses. To the extent income exceeded expenses, UNG’s NAV will be positively impacted.

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

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNG from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2024, UNG did not purchase or liquidate any of its positions while daily limits were in effect; however, UNG cannot predict whether such an event may occur in the future.

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

As of December 31, 2024, UNG held cash deposits and investments in Treasuries and money market funds in the amount of $677,126,774 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNG’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2024, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

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

As of December 31, 2024, UNG’s portfolio held 14,459 Natural Gas Futures NG Contracts traded on the NYMEX. For a list of UNG’s current holdings, please see UNG’s website at www.uscfinvestments.com.

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

To reduce the credit risk that arises in connection with such contracts, UNG will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to UNG due to the occurrence of a specified event, such as the insolvency of the counterparty, and requires the posting by each party to cover the mark-to market exposure of a counterparty to the other counterparty.

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

Item 8. Financial Statements and Supplementary Data

United States Natural Gas Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of UNG’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2024, UNG’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States Natural Gas Fund, LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of United States Natural Gas Fund, LP (the “Fund”) as of December 31, 2024 and 2023, and the related statements of operations, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Fund’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations, changes in partners' capital, and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

The Fund’s financial statements and internal control over financial reporting for the year ended December 31, 2022 were audited by other auditors whose report dated February 27, 2023, expressed an unqualified opinion on those financial statements and internal control over financial reporting.

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

/s/ COHEN & COMPANY, LTD.

COHEN & COMPANY, LTD.

Philadelphia, Pennsylvania

February 28, 2025

United States Natural Gas Fund, LP

Statements of Financial Condition

At December 31, 2024 and December 31, 2023

	December 31, 2024		December 31, 2023
Assets
Cash and cash equivalents (at cost $593,538,786 and $678,015,896, respectively) (Notes 2 and 5)	$593,538,786	(a)	$678,015,896
Equity in trading accounts:
Cash and cash equivalents (at cost $83,587,988 and $250,808,873, respectively)	83,587,988		250,808,873
Unrealized gain (loss) on open commodity futures contracts	80,696,279		40,072,461
Unrealized gain (loss) on open swap contracts	(2,205)		14,903,211
Due from Broker	29,236,970		—
Dividends receivable	1,713,757		316,438
Interest receivable	1,137,742		3,599,258
Prepaid insurance	30,021		41,729
Prepaid registration fees	85,090		—
ETF transaction fees receivable	—		1,000

Total Assets	$790,024,428		$987,758,866

Liabilities and Partners’ Capital
Payable due to Broker	$44,227,463		$8,268,236
Payable for shares redeemed	—		4,072,796
General Partner management fees payable (Note 3)	412,567		500,635
Professional fees payable	1,336,303		844,175
Brokerage commissions payable	171,877		171,877
Directors’ fees payable	22,376		21,121
License fees payable	18,419		25,694

Total Liabilities	46,189,005		13,904,534

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—		—
Limited Partners	743,835,423		973,854,332
Total Partners’ Capital	743,835,423		973,854,332

Total Liabilities and Partners’ Capital	$790,024,428		$987,758,866

Limited Partners’ shares outstanding	44,146,103		47,821,147
Net asset value per share	$16.85		$20.36
Market value per share	$16.81		$20.28
(a)	A portion of this amount is designated to meet daily Futures Commission Merchants' margin requirements.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Schedule of Investments

At December 31, 2024

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2025 contracts, expiring January 2025*	$444,599,191	14,459	$80,696,279	10.85

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
4.39%, 2/27/2025	$11,500,000	$11,420,156	1.54
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.43%#	520,950,000	520,950,000	70.04
Total United States Money Market Funds		520,950,000	70.04
Total Cash Equivalents		$532,370,156	71.57

Open OTC Commodity Swap Contracts

								Unrealized Gain
								(Loss) on
						Fair Value/Open	Upfront	Commodity
Fund Receives from	Fund Pays		Payment		Notional	Commodity	Payments/(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Expiration Date	Amount	Swap Contracts	Received)	Contracts(a)
Scotia SNOVNG1 08202024(b)	0.17%	Scotia Bank	monthly	02/28/2025	$107,293,519	$107,292,519	$—	$(1,000)
SOC GEN SGIXCNG1 09272024Index(b)	0.40%	Societe Generale	monthly	03/27/2025	111,366,471	111,365,266	—	(1,205)
Total Open OTC Commodity Swap Contracts∧					$218,659,990	$218,657,785	$—	$(2,205)
(a)	Reflects the value at reset date of December 31, 2024.
(b)	Custom index comprised of a basket of underlying instruments.
*	Collateral amounted to $46,487,832 on open commodity futures contracts.

∧Collateral amounted to $37,100,156 on open OTC commodity swap contracts.

#	Reflects the 7-day yield at December 31, 2024.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Schedule of Investments

At December 31, 2023

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2024 contracts, expiring January 2024*	$695,222,259	29,248	$40,072,461	4.11

	Shares/Principal Amount	Market Value	% of Partners’ Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio -Institutional Shares, 5.27%#	70,950,000	$70,950,000	7.29
Total United States Money Market Funds		$70,950,000	7.29

Open OTC Commodity Swap Contracts

								Unrealized Gain
								(Loss) on
						Fair Value/Open	Upfront	Commodity
Fund Receives from	Fund Pays		Payment		Notional	Commodity	Payments/(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Expiration Date	Amount	Swap Contracts	Received)	Contracts(a)
MACQUARIE MQCP362H 12122023Index(b)	0.25%	Macquarie Bank Ltd	Monthly	01/12/2024	$129,306,126	$144,210,360	$—	$14,904,234
SOC GEN SGIXCNG1 09292023Index(b)	0.40%	Societe Generale	Monthly	03/29/2024	94,559,204	94,558,181	—	(1,023)
Total Open OTC Commodity Swap Contracts∧					$223,865,330	$238,768,541	$—	$14,903,211
(a)	Reflects the value at reset date of December 29, 2023.
(b)	Custom index comprised of a basket of underlying instruments.
#	Reflects the 7-day yield at December 31, 2023.

∧Collateral amounted to $40,660,000 on open OTC commodity swap contracts.

*	Collateral amounted to $210,148,873 on open commodity futures contracts.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Statements of Operations

For the years ended December 31, 2024, 2023 and 2022

	Year ended	Year ended		Year ended
	December 31, 2024	December 31, 2023		December 31, 2022
Income
Gain (loss) on trading of commodity futures and swap contracts:
Realized gain (loss) on closed commodity futures contracts	$(47,713,339)	$(762,934,486)		$218,669,630
Realized gain (loss) on closed OTC commodity swap contracts	58,360,050	(144,572,961)		—
Change in unrealized gain (loss) on open commodity futures contracts	40,623,818	184,838,398		(146,128,350)
Change in unrealized gain (loss) on open OTC commodity swap contracts	(14,905,416)	14,903,211		—
Dividend income	7,538,377	11,394,690		5,230,113
Interest income	31,116,762	35,270,729		2,036,445
ETF transaction fees	244,000	355,000		209,000
Total Income (Loss)	$75,264,252	$(660,745,419)		$80,016,838

Expenses
General Partner management fees (Note 3)	$4,888,033	$6,252,127		$2,824,586
Professional fees	2,230,204	1,179,661		1,283,049
Brokerage commissions	2,556,712	2,696,598		702,686
Directors’ fees and insurance	277,838	220,736		106,413
License fees	122,200	156,303		70,615
Registration fees	43,490	—		—
Total Expenses	$10,118,477	$10,505,425		$4,987,349
Net Income (Loss)	$65,145,775	$(671,250,844)		$75,029,489
Net Income (Loss) per limited partner share	$(3.51)	$(36.54)	#	$7.34	#
Net Income (Loss) per weighted average limited partner share	$1.25	$(17.87)	#	$13.71	#
Weighted average limited partner shares outstanding	52,017,964	37,572,585	#	5,470,942	#
#

On January 23, 2024 there was a 1 - for - 4 reverse share split. The Statement of Operations have been adjusted for the periods shown to reflect the 1 - for - 4 reverse share split on a retroactive basis.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Statement of Changes in Partners’ Capital

For the years ended December 31, 2024, 2023 and 2022

	Limited Partners*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Balances at beginning of year	$973,854,332	$429,338,476	$371,534,391
Addition of 112,125,000, 110,175,000 and 15,850,000# partnership shares, respectively	1,688,818,197	3,295,750,093	1,312,675,634
Redemption of (115,800,044), (69,900,000) and (15,800,000)# partnership shares, respectively	(1,983,982,881)	(2,079,983,393)	(1,329,901,038)
Net income (loss)	65,145,775	(671,250,844)	75,029,489

Balances at end of year	$743,835,423	$973,854,332	$429,338,476
*	General Partners’ shares outstanding and capital for the periods presented were zero.
#

On January 23, 2024 there was a 1-for-4 reverse share split. The Statement of Changes in Partners' Capital have been adjusted for the periods shown to reflect the 1-for-4 reverse share split on a retroactive basis.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Statements of Cash Flows

For the years ended December 31, 2024, 2023 and 2022

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$65,145,775	$(671,250,844)	$75,029,489
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(40,623,818)	(184,838,398)	146,128,350
Change in unrealized (gain) loss on open swap contracts	14,905,416	(14,903,211)	—
(Increase) decrease in dividends receivable	(1,397,319)	792,123	(1,103,225)
(Increase) decrease in interest receivable	2,461,516	(3,264,454)	(329,524)
(Increase) decrease in prepaid insurance*	11,708	(25,105)	(3,519)
(Increase) decrease in prepaid registration fees	(85,090)	—	—
(Increase) decrease in ETF transaction fees receivable	1,000	—	(1,000)
(Increase) decrease in receivable due from Broker	(29,236,970)	—	—
Increase (decrease) in payable due to Broker	35,959,227	8,268,236	—
Increase (decrease) in General Partner management fees payable	(88,068)	260,187	40,093
Increase (decrease) in professional fees payable	492,128	(78,568)	288,069
Increase (decrease) in brokerage commissions payable	—	11,825	(6,462)
Increase (decrease) in directors’ fees payable*	1,255	13,065	10
Increase (decrease) in license fees payable	(7,275)	19,965	(6,778)
Increase (decrease) in related party payable	—	—	(4,500,000)
Net cash provided by (used in) operating activities	47,539,485	(864,995,179)	215,535,503

Cash Flows from Financing Activities:
Addition of partnership shares	1,688,818,197	3,310,238,894	1,298,186,833
Redemption of partnership shares	(1,988,055,677)	(2,075,910,597)	(1,329,901,038)
Net cash provided by (used in) financing activities	(299,237,480)	1,234,328,297	(31,714,205)

Net Increase (Decrease) in Cash and Cash Equivalents	(251,697,995)	369,333,118	183,821,298

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	928,824,769	559,491,651	375,670,353
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$677,126,774	$928,824,769	$559,491,651

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$593,538,786	$678,015,896	$317,868,749
Equity in Trading Accounts:
Cash and cash equivalents	83,587,988	250,808,873	241,622,902
Total Cash, Cash Equivalents and Equity in Trading Accounts	$677,126,774	$928,824,769	$559,491,651

*Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Notes to Financial Statements

For the years ended December 31, 2024, 2023 2022

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

The investment objective of UNG is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the price of a specified short-term futures contract called the “Benchmark Futures Contract”, plus interest earned on UNG’s collateral holdings, less UNG’s expenses. The Benchmark Futures Contract is the futures contract on natural gas as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire. UNG seeks to achieve its investment objective by investing so that the average daily percentage change in UNG’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contract over the same period. As a result, investors should be aware that UNG would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily price of the Benchmark Futures Contract, provided that the average daily percentage change in UNG’s NAV over 30 successive valuation days is within plus/minus ten percent (10)% of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period.

UNG seeks to achieve its investment objective by investing primarily in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by UNG, UNG’s futures commission merchants (“FCMs”), counterparties or other market participants), liquidity requirements, or in view of market conditions, other natural gas-related investments such as cash settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments include, but are not limited to, those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in the notes to the financial statements. As of December 31, 2024, UNG held 14,459 Futures Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on the ICE Futures US.

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

On January 23, 2024, after the close of trading on the NYSE Arca, UNG effected a 1 - for - 4 reverse share split and post - split shares of UNG began trading on January 24, 2024. As a result of the reverse share split, every four pre-split shares of UNG were automatically exchanged for one post - split share. As of December 31, 2023, prior to the effect of the reverse split, there were 191,284,588 shares of UNG issued and outstanding, representing a per share NAV of $5.09. As of December 31, 2023, after the effect of the reverse share split, the number of issued and outstanding shares of UNG decreased to 47,821,147, not accounting for fractional shares, and the per share NAV increased to $20.36. In connection with the reverse share split, the CUSIP number for UNG’s shares changed to 912318409. UNG’s ticker symbol, “UNG,” remains the same. The financial statements have been adjusted to reflect the effect of the reverse share split on a retroactive basis.

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

In April 2007, UNG initially registered 30,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On April 18, 2007, UNG listed its shares on the AMEX under the ticker symbol “UNG” and switched to trading on the NYSE Arca under the same ticker symbol on November 25, 2008. On that day, UNG established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,001,000. UNG also commenced investment operations on April 18, 2007, by purchasing Natural Gas Futures Contracts traded on the NYMEX based on natural gas UNG had an unlimited number of shares registered and available for issuance. On April 26, 2022, the SEC declared effective a registration statement filed by UNG that registered an unlimited number of shares. As a result, UNG has an unlimited number of shares that can be issued in the form of Creation Baskets.

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

In accordance with U.S. GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2024.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2024.

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

Recently Issued Accounting Pronouncement

UNG adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). UNG operates in one segment. The segment derives its revenues from investments made in accordance with the defined investment strategy of UNG, as prescribed in UNG’s prospectus. The Chief Operating Decision Maker (“CODM”) is the general partner, USCF. The CODM monitors the operating results of the Fund as part of making decisions for allocating resources and evaluating performance.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2024, 2023 and 2022, UNG incurred $43,490, $0 and $0, respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2024 were $277,838 for UNG and, in the aggregate for UNG and the Related Public Funds, $916,574. For the year ended December 31, 2023, these fees and expenses were $220,736 for UNG and, in the aggregate for UNG and the Related Public Funds, $1,210,000. For the year ended December 31, 2022, these fees and expenses were $106,413 for UNG and, in the aggregate for UNG and the Related Public Funds, $1,258,000.

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNG and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2024, 2023 and 2022, UNG incurred $122,200, $156,303 and $70,615, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs were $2,202,754 for the year ending December 31, 2024. For the years ending December 31, 2023, and 2022 UNG's investor reporting costs totaled $1,120,961 and $1,243,549 respectively. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Total commissions accrued to brokers	$2,556,712	$2,696,598	$702,686
Total commissions as annualized percentage of average total net assets	0.31%	0.26%	0.15%

The decrease in total commissions accrued to brokers for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due primarily to a lower number of natural gas futures contracts being held and traded.

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

All of the futures contracts held by UNG through December 31, 2024, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2024 and December 31, 2023, UNG held investments in money market funds in the amounts of $520,950,000 and $70,950,000, respectively. UNG also holds cash deposits with its custodian. As of December 31, 2024 and December 31, 2023, UNG held cash deposits in the amounts of $156,176,774 and $857,874,769 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCMs cease operations.

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

For the year ended December 31, 2024, the monthly average volume of open future and swap contract notional value was $668,981,622 and $145,162,022, respectively. For the year ended December 31, 2023, the monthly average volume of open future and swap contract notional values were $795,333,520 and $250,445,925, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2024, 2023 and 2022 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023#	December 31, 2022#
Per Share Operating Performance:
Net asset value, beginning of year	$20.36	$56.90	$49.56
Total income (loss)	(3.32)	(36.26)	8.25
Total expenses	(0.19)	(0.28)	(0.91)
Net increase (decrease) in net asset value	(3.51)	(36.54)	7.34
Net asset value, end of year	$16.85	$20.36	$56.90

Total Return	(17.24)%	(64.22)%	14.81%

Ratios to Average Net Assets
Total income (loss)	9.23%	(63.42)%	17.00%
Management fees	0.60%	0.60%	0.60%
Total expenses excluding management fees	0.64%	0.41%	0.46%
Net income (loss)	7.99%	(64.43)%	15.94%
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

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2024 and 2023.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2024	2024	2024	2024
Total Income (Loss)	$(162,005,166)	$176,585,785	$4,446,633	$56,237,000
Total Expenses	2,566,203	2,507,609	2,541,508	2,503,157
Net Income (Loss)	$(164,571,369)	$174,078,176	$1,905,125	$53,733,843
Net Income (Loss) per Share	$(5.62)	$2.65	$(0.96)	$0.42

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2023	2023	2023	2023
Total Income (Loss)	$(443,579,372)	$113,056,674	$(78,993,423)	$(251,229,298)
Total Expenses	2,506,041	2,871,999	2,650,231	2,477,154
Net Income (Loss)	$(446,085,413)	$110,184,675	$(81,643,654)	$(253,706,452)
Net Income (Loss) per Share#	$(28.84)	$1.80	$(2.62)	$(6.88)
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

The following table summarizes the valuation of UNG’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$532,370,156	$532,370,156	$—	$—
Exchange-Traded Futures Contracts	—	—	—	—
United States Contracts	80,696,279	80,696,279	—	—
OTC Commodity Swap Contract	(2,205)		(2,205)

The following table summarizes the valuation of UNG’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$70,950,000	$70,950,000	$—	$—
Exchange-Traded Futures Contracts	—	—	—	—
United States Contracts	40,072,461	40,072,461	—	—
OTC Commodity Swap Contract	14,903,211		14,903,211

Effective January 1, 2009, UNG adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	December 31,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2024	2023
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$80,696,279	$40,072,461
Swap - Commodity Contracts	Unrealized gain (loss) on open OTC commodity swap contracts	$(2,205)	$14,903,211

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the year ended		For the year ended
		December 31, 2024		December 31, 2023		December 31, 2022
			Change in		Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Derivatives not	on Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives
Accounted for as	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Hedging Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$(47,713,339)		$(762,934,486)		$218,669,630

	Change in unrealized gain (loss) on open commodity futures contracts		$40,623,818		$184,838,398		$(146,128,350)
OTC Swap - Commodity Contracts	Realized gain (loss) on closed OTC commodity swap contracts	$58,360,050		$(144,572,961)		$—

	Change in unrealized gain (loss) on open OTC commodity swap contracts		$(14,905,416)		$14,903,211		$—

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. UNG has no executive officers. Pursuant to the terms of the LP Agreement, UNG’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
John P. Love	53	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	61	Chief Financial Officer, Secretary and Treasurer
Andrew F. Ngim	64	Chief Operating Officer and Portfolio Manager
Robert L. Nguyen	65	Management Director
Kathryn D. Rooney	52	Management Director, Chief Marketing Officer
Daphne G. Frydman	50	Director of Compliance
Ray W. Allen	68	Portfolio Manager
Kevin A. Baum	54	Chief Investment Officer
Gordon L. Ellis	78	Independent Director
Malcolm R. Fobes III	60	Independent Director
Peter M. Robinson	68	Independent Director

Ray W. Allen, 68, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager from May 2015 to September 2018, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO from September 2009 to September 2018, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, (5) United States 3x Oil Fund and United States 3x Short Oil Fund from July 2017 to December 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to October 2021 and then portfolio manager since January 2022. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 54, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. He also has served as the Chief Investment Officer of USCF Advisers since June 2021. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved with respect to USCF as an NFA principal and associated person since April 2016, and a swap associated person since November 2020. He also is an associated person of USCF Advisers as of February 2017, and, as of June 2021, a principal and swap associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 and FINRA Series 7 registrations.

Stuart P. Crumbaugh, 61, Management Director of USCF since April 2023 and Chief Financial Officer, Secretary and Treasurer of USCF since May 2015. In addition, Mr. Crumbaugh has served as a director of USCF Investments, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers, an affiliate of USCF, which is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of USCF ETF Trust since May 2015. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Also, Mr. Crumbaugh served as the Chief Financial Officer of The Marygold Companies, Inc., formerly Concierge Technologies, Inc. (“Marygold”), the parent of USCF Investments, Inc. (formerly Wainwright Holdings, Inc.) (“USCF Investments”) from December 2017 to January 2024 and as a management director on the board of directors of Marygold from April 2023 to January 2024. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Marygold, since November 2019. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant - Michigan (inactive).

Daphne G. Frydman, 50, General Counsel of USCF and USCF Advisers, LLC since May 2018, and Director of Compliance of USCF since April 2022. She is also the Chief Legal Officer of USCF ETF Trust since May 2018 and Secretary of the same since December 2021. Ms. Frydman served as Deputy General Counsel of USCF and USCF Advisers, LLC from May 2016 through May 2018. From September 2001 through April 2016, Ms. Frydman was an attorney in private practice at the law firm Sutherland Asbill & Brennan LLP. Ms. Frydman is listed as a principal of USCF as of June 1, 2022. Ms. Frydman earned her J.D. from the Northwestern University Pritzker School of Law and a B.A. in College of Letters and Spanish from Wesleyan University.

John P. Love, 53, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of USCF Investments, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love also served as a portfolio manager of USCF from April 2006 until April 2015. Mr. Love has served on the Board of Managers of USCF Advisers since November 2016 and as its President since June 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as the President and Chief Executive Officer of the USCF ETF Trust since December 2015. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 2005 to April 2009. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person and, swap associated person of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 64, co-founded USCF in 2005 and has served as the Chief Operating Officer of USCF since August 2016. He also served as a Management Director of USCF from May 2005 to April 2023. Mr. Ngim served as the portfolio manager for USCI and CPER since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013 and Chief Operating Officer of USCF Advisers since March 2021. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also serves as the portfolio manager for the following series of the USCF ETF Trust: (1) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, from May 2018 to present, (2) the USCF Sustainable Battery Metals Strategy Fund from January 2023 to present, (3) the USCF Energy Commodity Strategy Absolute Return Fund from May 2023 to present, and (4) the USCF Sustainable Commodity Strategy Fund from August 9, 2023 to present. Mr. Ngim served as a Management Trustee of the USCF ETF Trust from August 2014 to August 2023. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 65, Management Director and principal since July 2015. Mr. Nguyen served on the Board of USCF Investments from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Kathryn D. Rooney, 52, Management Director of USCF since April 2023 and Chief Marketing Officer of USCF since January 2016. She also served as a member of the Board of Directors of The Marygold Companies, which is the parent of USCF Investments, Inc., from January 2017 to April 2023. USCF Investments, Inc. is the sole member of USCF. Previously, Ms. Rooney was the National Sales Director at USCF from January 2007 to December 2015. Ms. Rooney was the Director of Business Development at the Ameristock Corporation, a California-based registered investment adviser, from September 2003 to January 2007. Prior to joining the Ameristock Corporation, she was Regional Sales Director at Accessor Capital Management, a registered investment adviser that was based in Seattle, Washington, from October 2002 to August 2003, National Sales Director at ALPS Mutual Fund Services, Inc., a boutique investment services company offering outsourced back office operations and distribution services to mutual fund managers, from June 1999 to October 2002, and Trust Officer at Fifth Third Bancorp, an American bank holding company headquartered in Ohio, from June 1994 to May 1999. Additionally, Ms. Rooney has been registered as an associated person of USCF since August 2015 and from December 2005 to April 2009 and is listed as a principal of USCF effective as of April 2023. Additionally, effective as of February 2017, she is an associated person of USCF Advisers, LLC, an affiliate of USCF, which is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Rooney graduated from Wellesley College with a B.A. in economics and psychology in June 1994.

Gordon L. Ellis, 78, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores and developed mining properties and is currently driving an arbitration suit against the Republic of Peru. He also serves as a director of Goldhaven Resources, a firm that acquires, explores and develops mining properties in Canada and Chile, from August 2020 to present. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is a professional engineer, retired, and earned an M.B.A. in international finance.

Malcolm R. Fobes III, 60, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman, Chief Executive Officer and Chief Investment Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 67, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on

Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an M.B.A. from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Kathryn D. Rooney, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, and USCF Investments, Inc., formerly Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Kathryn D. Rooney, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, and Kevin A. Baum. In addition, USCF Investments is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in UNG. Ray W. Allen makes trading and investment decisions for UNG. Ray W. Allen, Darius Coby, Seth Lancaster and Zach Sanchez execute trades on behalf of UNG. In addition, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, and Maya Lowry are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Insider Trading Policy

USCF has adopted an insider trading policy applicable to USCF’s directors, officers and employees, which is included as an exhibit to this annual report on Form 10-K.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

UNG does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of UNG and other entities controlled by USCF. UNG does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. UNG pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.60% average daily total net assets of UNG for the first $1,000,000,000 and 0.50% of average daily total net assets of UNG for amounts above $1,000,000,000. For 2024, UNG accrued aggregate management fees of $4,888,033.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2024, by the directors of USCF. UNG’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2024 was $277,838.

Change in
Pension Value
and
	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
Name	in Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
John P. Love	$—	NA	NA	NA	NA	$—	$—
Stuart P. Crumbaugh	$—	NA	NA	NA	NA	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	NA	$—	$—
Kathryn D. Rooney	$—	NA	NA	NA	NA	$—	$—
Independent Directors
Peter M. Robinson	$27,970	NA	NA	NA	NA	$—	$27,970
Gordon L. Ellis	$27,970	NA	NA	NA	NA	$—	$27,970
Malcolm R. Fobes III(1)	$33,565	NA	NA	NA	NA	$—	$33,565
(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

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

Director Independence

In February 2024, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, UNG or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14. Principal Accountant Fees and Services.

The fees for services billed to UNG by its independent auditors for the last two fiscal years are as follows:

	2024	2023
Audit fees	$162,500	$152,500
Audit-related fees	—	—
Tax fees	17,000	17,000
All other fees	5,000	5,000
	$184,500	$174,500

Audit fees consist of fees paid to Cohen & Company, Ltd. for (i) the audit of UNG’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and certain of UNG’s current reports on Form 8-K; (ii) the audit of UNG’s internal control over financial reporting included in the annual report on Form 10-K; and (iii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(8)	Fifth Amended and Restated Agreement of Limited Partnership.
3.3(7)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
4.1(15)	Description of Securities.
10.1(9)	Form of Authorized Participant Agreement.
10.2(2)	Marketing Agent Agreement.
10.3(2)	Amendment Agreement to the Marketing Agent Agreement.
10.4(3)	Amendment No. 2 to the Marketing Agent Agreement.
10.5(4)	Third Amendment Agreement to the Marketing Agent Agreement.
10.6(5)	License Agreement.
10.7(6)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.8(11)	Form of Custody Agreement with The Bank of New York Mellon.
10.9(11)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.10(11)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon.
10.11(10)	Form of Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC.
10.12(12)	Form of Commodity Futures Customer Agreement with RCG Division of Marex Spectron.
10.13(13)	Form of Customer Agreement with E D & F Man Capital Markets Inc.
10.14(14)	Form of Customer Agreement with Macquarie Futures USA LLC.
10.15(16)	ISDA 2002 Master Agreement, dated November 30, 2021, by and between United States Natural Gas Fund, LP and Macquarie Bank Limited.
19.1(18)	Insider Trading Policies and Procedures
23.1(18)	Consent of Independent Registered Public Accounting Firm.
31.1(18)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(18)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(18)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(18)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
97.1(17)	Dodd-Frank Compensation Recoupment Policy.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-137871) filed on October 6, 2006.
(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 9, 2009.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.
(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 27, 2013.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(9)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to Form S-3 (File No. 333-203061), filed on March 31, 2016.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 10, 2013.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2020.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on May 29, 2020.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 9, 2020.
(14)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 7, 2020.
(15)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 13, 2020.
(16)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on November 30, 2021
(17)	Incorporated by reference to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2023, filed on February 29, 2024.
(18)	Filed herewith.

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

Date: February 28, 2025

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 28, 2025

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Kathryn D. Rooney	Management Director	February 28, 2025
Kathryn D. Rooney

/s/ Stuart P. Crumbaugh	Management Director	February 28, 2025
Stuart P. Crumbaugh

/s/ John P. Love	Management Director	February 28, 2025
John P. Love

/s/ Robert L. Nguyen	Management Director	February 28, 2025
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	February 28, 2025
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	February 28, 2025
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	February 28, 2025
Malcolm R. Fobes III