Form 10-Q
period 2025-03-31
United States Natural Gas Fund, LP
filed 2025-05-09
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2025.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 19,646,103 outstanding shares as of May 7, 2025.

United States Natural Gas Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

United States Natural Gas Fund, LP

Statements of Financial Condition

At March 31, 2025 (Unaudited) and December 31, 2024

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents (at cost $294,552,872 and $593,538,786, respectively) (Notes 2 and 5)	$294,552,872	$593,538,786
Equity in trading accounts:
Cash and cash equivalents (at cost $138,159,918 and $83,587,988, respectively)	138,159,918	83,587,988
Unrealized gain (loss) on open commodity futures contracts	1,475,440	80,696,279
Unrealized gain (loss) on open swap contracts	(1,631)	(2,205)
Due from broker	10,575,936	29,236,970
ETF transaction fees receivable	1,000	—
Dividends receivable	563,623	1,713,757
Interest receivable	812,109	1,137,742
Prepaid insurance	169,876	30,021
Prepaid registration fees	42,545	85,090

Total Assets	$446,351,688	$790,024,428

Liabilities and Partners’ Capital
Payable due to Broker	$4,227,357	$44,227,463
Payable for shares redeemed	19,381,435	—
General Partner management fees payable (Note 3)	223,372	412,567
Professional fees payable	1,391,983	1,336,303
Brokerage commissions payable	171,877	171,877
Directors’ fees payable	19,156	22,376
License fees payable	9,631	18,419

Total Liabilities	25,424,811	46,189,005

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	420,926,877	743,835,423
Total Partners’ Capital	420,926,877	743,835,423

Total Liabilities and Partners’ Capital	$446,351,688	$790,024,428

Limited Partners’ shares outstanding	19,546,103	44,146,103
Net asset value per share	$21.54	$16.85
Market value per share	$21.61	$16.81

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Schedule of Investments (Unaudited)

At March 31, 2025

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG May 2025 contracts, expiring April 2025*	$210,158,780	5,138	$1,475,440	0.35

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.27%#	145,950,000	145,950,000	34.67
Total United States Money Market Funds		$145,950,000	34.67

Open OTC Commodity Swap Contracts

						Fair
						Value/Open		Unrealized
Fund Receives						Commodity	Upfront	Gain (Loss)
from	Fund Pays		Payment	Expiration	Notional	Swap	Payments/(Premiums	on Commodity
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Swap Contracts(a)
SOC GEN SGIXCNG1 03272025Index(b)	0.40%	Societe Generale	Monthly	09/26/2025	$106,379,219	$106,378,068	$—	$(1,151)
Scotia SNOVNG1 02282025(b)	0.17%	Scotia Bank	Monthly	08/29/2025	102,988,797	102,988,317	—	(480)
Total Open OTC Commodity Swap Contracts˄					$209,368,016	$209,366,385	$—	$(1,631)

(a) Reflects the value at reset date of March 31, 2025.

(b) Custom index comprised of a basket of underlying instruments.

* Collateral amounted to $86,060,510 on open commodity futures contracts.

˄ Collateral amounted to $52,099,408 on open OTC commodity swap contracts.

# Reflects the 7-day yield at March 31, 2025.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Schedule of Investments

At December 31, 2024

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2025 contracts, expiring January 2025*	$444,599,191	14,459	$80,696,279	10.85

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:	$11,500,000	$11,420,156	1.54
4.39%, 2/27/2025
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.43%#	520,950,000	520,950,000	70.04
Total United States Money Market Funds		520,950,000	70.04
Total Cash Equivalents		$532,370,156	71.58

Open OTC Commodity Swap Contracts

								Unrealized
						Fair		Gain (Loss)
						Value/Open		on
						Commodity	Upfront	Commodity
Fund Receives from	Fund Pays		Payment	Expiration	Notional	Swap	Payments/(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
Scotia SNOVNG1 08202024(b)	0.17%	Scotia Bank	monthly	02/28/2025	$107,293,519	$107,292,519	$—	$(1,000)
SOC GEN SGIXCNG1 09272024Index(b)	0.40%	Societe Generale	monthly	03/27/2025	111,366,471	111,365,266	—	(1,205)
Total Open OTC Commodity Swap Contracts˄					$218,659,990	$218,657,785	$—	$(2,205)

(a)Reflects the value at reset date of December 31, 2024.

(b)Custom index comprised of a basket of underlying instruments.

*Collateral amounted to $46,487,832 on open commodity futures contracts.

˄Collateral amounted to $37,100,156 on open OTC commodity swap contracts.

#Reflects the 7-day yield at December 31, 2024.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Statements of Operations (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Income
Gain (loss) on trading of commodity futures and swap contracts:
Realized gain (loss) on closed commodity futures contracts	$228,668,009	$(131,322,770)
Realized gain (loss) on closed OTC commodity swap contracts	55,505,217	33,968,121
Change in unrealized gain (loss) on open commodity futures contracts	(79,220,839)	(59,589,167)
Change in unrealized gain (loss) on open OTC commodity swap contracts	574	(14,904,042)
Dividend income	3,566,413	854,440
Interest income	2,166,887	8,919,252
ETF transaction fees	68,000	69,000
Total Income (Loss)	$210,754,261	$(162,005,166)

Expenses
General Partner management fees (Note 3)	$905,948	$1,224,936
Professional fees	612,426	435,290
Brokerage commissions	299,598	809,389
Directors’ fees and insurance	51,039	65,964
License fees	22,649	30,624
Registration fees	42,545	—
Total Expenses	$1,934,205	$2,566,203
Net Income (Loss)	$208,820,056	$(164,571,369)
Net Income (Loss) per limited partner share	$4.69	$(5.62)
Net Income (Loss) per weighted average limited partner share	$6.51	$(3.57)
Weighted average limited partner shares outstanding	32,069,436	46,105,456

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Statements of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2025 and 2024

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Balances at beginning of period	$743,835,423	$973,854,332
Addition of 15,300,000 and 36,625,000 partnership shares, respectively	274,128,946	613,181,919
Redemption of (39,900,000) and (28,100,044) partnership shares, respectively	(805,857,548)	(591,963,901)
Net income (loss)	208,820,056	(164,571,369)

Balances at end of period	$420,926,877	$830,500,981
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$208,820,056	$(164,571,369)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	79,220,839	59,589,167
Change in unrealized (gain) loss on open swap contracts	(574)	14,904,042
(Increase) decrease in dividends receivable	1,150,134	2,440
(Increase) decrease in interest receivable	325,633	584,540
(Increase) decrease in due from Broker	18,661,034	—
(Increase) decrease in prepaid insurance	(139,855)	(130,637)
(Increase) decrease in prepaid registration fees	42,545	(128,580)
(Increase) decrease in ETF transaction fees receivable	(1,000)	(1,000)
Increase (decrease) in payable due to Broker	(40,000,106)	677,814
Increase (decrease) in General Partner management fees payable	(189,195)	(91,592)
Increase (decrease) in professional fees payable	55,680	(369,803)
Increase (decrease) in directors’ fees payable	(3,220)	(1,771)
Increase (decrease) in license fees payable	(8,788)	(8,089)
Net cash provided by (used in) operating activities	267,933,183	(89,544,838)

Cash Flows from Financing Activities:
Addition of partnership shares	274,128,946	577,287,244
Redemption of partnership shares	(786,476,113)	(596,036,697)
Net cash provided by (used in) financing activities	(512,347,167)	(18,749,453)

Net Increase (Decrease) in Cash and Cash Equivalents	(244,413,984)	(108,294,291)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	677,126,774	928,824,769
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$432,712,790	$820,530,478

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$294,552,872	$544,568,678
Equity in Trading Accounts:
Cash and cash equivalents	138,159,918	275,961,800
Total Cash, Cash Equivalents and Equity in Trading Accounts	$432,712,790	$820,530,478

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Notes to Financial Statements (Unaudited)

For the period ended March 31, 2025

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

UNG seeks to achieve its investment objective by investing primarily in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by UNG, UNG’s futures commission merchants (“FCMs”), counterparties or other market participants), liquidity requirements, or in view of market conditions, other natural gas-related investments such as cash settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments include, but are not limited to, those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in the notes to the financial statements. As of March 31, 2025, UNG held 5,138 Futures Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on the ICE Futures US.

In addition, USCF believes that market arbitrage opportunities will cause daily changes in UNG’s share price on the NYSE Arca on a percentage basis to closely track daily changes in UNG’s per share NAV on a percentage basis. USCF further believes that the daily changes in prices of the Benchmark Futures Contract have historically tracked the daily changes in the spot price of natural gas. USCF believes that the net effect of these relationships will be that the daily changes in the price of UNG’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the spot price of natural gas on a percentage basis, plus interest earned on UNG's collateral holdings, less UNG’s expenses.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles in the United States of America (“U.S. GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the financial statements for the interim period.

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

In accordance with U.S. GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2025.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2025.

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

Other

On January 23, 2024, after the close of the NYSA Arca, UNG effected a 1-for-4 reverse share split and post-split shares of UNG began trading on January 24, 2024. The unaudited financial information in this quarterly report on Form 10-Q gives effect to the reverse share split and the post-split shares as if they had been completed on January 1, 2024.

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

Recently Issued Accounting Pronouncement

UNG adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) -Improvements to Reportable Segment Disclosures (“ASU 2023-07”). UNG operates in one segment. The segment derives its revenues from investments made in accordance with the defined investment strategy of UNG, as prescribed in UNG’s prospectus. The Chief Operating Decision Maker (“CODM”) is the general partner, USCF. The CODM monitors the operating results of the Fund as part of making decisions for allocating resources and evaluating performance.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2025 and 2024, UNG incurred $42,545 and $0 respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2025 are estimated to be a total of $260,000 for UNG and, in the aggregate for UNG and the Related Public Funds, $883,000.

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNG and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2025 and 2024, UNG incurred $22,649 and $30,624, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs are estimated to be $1,600,000 for the year ending December 31, 2025. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Total commissions accrued to brokers	$299,598	$809,389
Total commissions as annualized percentage of average total net assets	0.20%	0.40%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due primarily to a lower number of natural gas futures contracts being held and traded.

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

Market volatility is attributable to things like the COVID-19 pandemic and related supply chain disruptions, war (such as the Russia-Ukraine war), continuing disputes among natural gas-producing countries, the introduction of or changes in tariffs or trade barriers, and trade wars between nations. Events such as these, and others,  could cause volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UNG and the impact of which could limit UNG's ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In such a circumstance, UNG could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Natural-Gas Related Investments, such as OTC swaps.

All of the futures contracts held by UNG through March 31, 2025, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2025 and December 31,2024, UNG held investments in money market funds in the amounts of $145,950,000 and $520,950,000, respectively. UNG also holds cash deposits with its custodian and FCMs. As of March 31, 2025 and December 31, 2024, UNG held cash deposits in the amounts of $286,762,790 and $156,176,774 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCMs cease operations.

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

For the three months ended March 31, 2025, the monthly average volume of open future and swap contract notional value was $334,622,197 and $216,854,350, respectively. For the three months ended March 31, 2024 the monthly average volume of open future and swap contract notional values was $724,968,196 and $80,935,078, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2025 and 2024 for the shareholders. This information has been derived from information presented in the financial statements.

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$16.85	$20.36
Total income (loss)	4.75	(5.56)
Total expenses	(0.06)	(0.06)
Net increase (decrease) in net asset value	4.69	(5.62)
Net asset value, end of period	$21.54	$14.74

Total Return	27.83%	(27.60)%

Ratios to Average Net Assets
Total income (loss)	34.42%	(19.68)%
Management fees#	0.60%	0.60%
Total expenses excluding management fees#	0.68%	0.65%
Net income (loss)	34.10%	(20.00)%
#	Annualized.

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

The following table summarizes the valuation of UNG’s securities at March 31, 2025 using the fair value hierarchy:

At March 31, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$145,950,000	$145,950,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,475,440	1,475,440	—	—
OTC Commodity Swap Contracts	(1,631)	—	(1,631)	—

The following table summarizes the valuation of UNG’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$532,370,156	$532,370,156	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	80,696,279	80,696,279	—	—
OTC Commodity Swap Contracts	(2,205)	—	(2,205)	—

Effective January 1, 2009, UNG adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	March 31, 2025	December 31, 2024
Futures – Commodity Contracts	Unrealized gain (loss)on open commodity futures contracts	$1,475,440	$80,696,279
Swap – Commodity Contracts	Unrealized gain (loss) on open OTC commodity swap contracts	$(1,631)	$(2,205)

The Effect of Derivative Instruments on the Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2025		March 31, 2024
		Realized Gain	Change in		Change in
		(Loss) on	Unrealized	Realized Gain	Unrealized
Derivatives not		Derivatives	Gain (Loss) on	(Loss) in	Gain (Loss) on
Accounted for as	Location of Gain (Loss)	Recognized	Derivatives	Derivatives	Derivatives
Hedging	on Derivatives	in	Recognized	Recognized	Recognized
Instruments	Recognized in Income	Income	in Income	in Income	in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$228,668,009		$(131,322,770)
	Change in unrealized gain (loss) on open commodity futures contracts		$(79,220,839)		$(59,589,167)
OTC Swap - Commodity Contracts	Realized gain (loss) on closed OTC commodity swap contracts	$55,505,217		$33,968,121
	Change in unrealized gain (loss) on open OTC commodity swap contracts		$574		$(14,904,042)

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” which generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this quarterly report on Form 10-Q that address activities, events or developments that will or may occur in the future, including such matters as changes in inflation in the United States, movements in the stock market, movements in U.S. and foreign currencies, and market volatility in the commodities markets and futures markets and indexes that track such movements, the Russia-Ukraine war and conflicts in the Middle East, UNG's operations, USCF's plans and references to UNG's future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses USCF has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to USCF's expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this quarterly report on Form 10-Q, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this quarterly report on Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments USCF anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, UNG's operations or the value of its shares.

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

UNG invests primarily in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Natural Gas Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by UNG, UNG’s FCMs, counterparties or other market participants), liquidity requirements, or in view of market conditions, other natural gas-related investments such as cash-settled options on Natural Gas Futures Contracts, forward contracts for natural gas, cleared swap contracts and OTC swaps that are based on the price of natural gas, crude oil and other petroleum-based fuels, Natural Gas Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). For convenience and unless otherwise specified, Natural Gas Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas lnterests” in this quarterly report on Form 10-Q.

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

The accountability levels for the Benchmark Futures Contract and other Natural Gas Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for natural gas. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on UNG's and the Related Public Funds' activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be required to reduce its aggregate position back to the accountability level. As of March 31, 2025, UNG held 5,138 NYMEX Natural Gas Futures NG contracts and did not hold any Natural Gas Futures Contracts traded on the ICE Futures. UNG exceeded accountability levels of the NYMEX during the three months ended March 31, 2025, including when it held a maximum of 16,693 Natural Gas Futures NG contracts on the NYMEX, exceeding the “any” month limit. UNG did not exceed accountability levels imposed by the ICE Futures during the fiscal year ended December 31, 2024. No action was taken by the NYMEX and UNG did not reduce any positions held.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. Investors should note that the foregoing accountability levels and position limits are subject to change, which in turn could change the amount and type of permitted investments in which UNG invests. For the three months ended March 31, 2025, UNG did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

This may in turn prevent investors from being able to effectively use UNG as a way to hedge against natural gas - related losses or as a way to indirectly invest in natural gas.

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

Natural disasters, public health disruptions (such as the COVID-19 pandemic), and international armed conflicts could impact the price of commodities and/or the value, pricing and liquidity of UNG's investments or assets which, in turn, could cause the loss of your investment in UNG.

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

Geopolitical conflict, including war and armed conflicts (such as the Russia-Ukraine war, conflicts in the Middle East, and the expansion of such conflicts in surrounding areas), sanctions, the introduction of or changes in tariffs or trade barriers, global or local recessions, and acts of terrorism, can also, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities such as natural gas and the value, pricing, and liquidity of the investments or other assets held by UNG.

UNG may be subject to interest rate risk, which may prevent UNG from investing fully at prevailing rates until any current investments in Treasuries mature in order to avoid selling those investments at a loss.

Interest rate risk is the risk that fixed income securities and other investments in UNG's portfolio will fluctuate in value because of a change in interest rates. Interest rate changes can be sudden and unpredictable, and UNG may lose money because of movements in interest rates. When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, UNG may not be able to fully invest at prevailing rates until any current investments in Treasuries mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. In addition, in rising interest rate environments, it is possible that the Treasuries held by UNG will decline in value. When interest rates fall, UNG may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

As inflation increases, the present value of UNG's assets may decline.

Inflation is a general increase in the overall price level of goods and services in the economy. The United States Federal Reserve has a stated goal of maintaining a two percent increase in inflation over the long run, as measured by the annual change in the price index for personal consumption expenditures. Following the COVID-19 pandemic, the United States experienced inflation above the Federal Reserve's stated two-percent goal.  Other world economies similarly experienced elevated inflation rates.  The Federal Reserve increased interest rates and successfully reduced inflation so that it is close to the stated two percent goal. As a result, in 2024, the Federal Reserve began reducing interest rates. However, the rate of inflation in the United States is still above the stated two percent goal. Inflation has the effect of eroding the value of cash or bonds. In a high inflation environment, the value of UNG's cash and Treasury investments may decline.

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

Price Movements

Natural gas futures prices were volatile during the three months ended March 31, 2025. The price of the Benchmark Futures Contract started the period at $3.633 per million British thermal shares (“MMBtu”). The high of the period was on March 10, 2025 when the price reached $4.491 per MMBtu. The low of the period was on January 31, 2025 when the price dropped to $3.044 per MMBtu. The period ended with the Benchmark Futures Contract at $4.119 per MMBtu, an increase of approximately 13.38% over the period. UNG’s per share NAV began the period at $16.85 and ended the period at $21.54 on March 31, 2025, an increase of approximately 27.83% over the period. The Benchmark Futures Contract prices listed above began with the February 2025 contracts and ended with the May 2025 contracts. The increase of approximately 13.38% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Natural Gas Futures Contracts. An investment in Natural Gas Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Natural Gas Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG’s Benchmark.”

During the three months ended March 31, 2025, the natural gas futures market experienced states of both contango and backwardation. When the market was in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Results of Operations and the Natural Gas Market

Results of Operations.

As of March 31, 2025, UNG has 19,546,103 shares outstanding. On April 26, 2022, the SEC declared effective a registration statement filed by UNG that registered an unlimited number of shares. As a result, UNG has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by UNG than are outstanding due to the redemption of shares.

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

As of March 31, 2025, UNG had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Jane Street Capital LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Average daily total net assets	$612,353,635	$823,001,935
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$5,733,300	$9,773,692
Annualized yield based on average daily total net assets	3.80%	4.78%
Management fee	$905,948	$1,224,936
Total fees and other expenses excluding management fees	$1,028,257	$1,341,267
Fees and expenses related to the registration or offering of additional shares	$42,545	$—
Total commissions accrued to brokers	$299,598	$809,389
Total commissions as annualized percentage of average total net assets	0.20%	0.40%

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

Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was lower during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due primarily to an decrease in total commissions accrued to brokers and fees and expenses related to the registration or offering of additional shares

The decrease in total commissions accrued to brokers for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2025, the average daily change in the Benchmark Futures Contract was 0.368%, while the average daily change in the per share NAV of UNG over the same time period was 0.376%. The average daily difference was 0.008% (or 0.8 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNG’s NAV performed within the plus or minus ten percent (10)% established as its benchmark tracking goal.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to March 31, 2025, the average daily change in the Benchmark Futures Contract was (0.075)%, while the average daily change in the per share NAV of UNG over the same time period was (0.075)%. The average daily difference was 0.00% (or 0.0 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNG’s NAV performed was within the plus or minus ten percent (10)% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first chart below shows the daily movement of UNG’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30 valuation day period ended March 31, 2025, the last trading day in March. The second chart below shows the monthly total returns of UNG as compared to the monthly value of the Benchmark Futures Contract for the five years ended March 31, 2025.

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

For the three months ended March 31, 2025, the actual total return of UNG as measured by changes in its per share NAV was 27.77%. This is based on an initial per share NAV of $16.85 as of December 31, 2024 and an ending per share NAV as of March 31, 2025 of $21.53. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $21.40 as of March 31, 2025, for a total return over the relevant time period of 27.00%. The difference between the actual per share NAV total return of UNG of 27.77% and the expected total return based on the Benchmark Futures Contract of 27.00% was a difference over the time period of 0.77%, which is to say that UNG’s actual total return outperformed its benchmark by that percentage. UNG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, For the three months ended March 31, 2024, the actual total return of UNG as measured by changes in its per share NAV was (27.60)%. This is based on an initial per share NAV of $20.36 as of December 31, 2023 and an ending per share NAV as of March 31, 2024 of $14.74. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $14.59 as of March 31, 2024, for a total return over the relevant time period of (28.34)%. The difference between the actual per share NAV total return of UNG of (27.60)% and the expected total return based on the Benchmark Futures Contract of (28.34)% was a difference over the time period of 0.74%, which is to say that UNG’s actual total return outperformed its benchmark by that percentage. UNG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are three factors that typically have impacted or are most likely to impact UNG’s ability to accurately track its Benchmark Futures Contract in addition to the foregoing.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the nine months ended March 31, 2025, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2025. Interest payments, and any other income, were retained within the portfolio and added to UNG’s NAV. When this income exceeds the level of UNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by UNG may continue to be lower than interest earned by UNG. As such, USCF anticipates that UNG could possibly outperform its benchmark so long as interest earned is it is greater than the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2025, UNG held investments in Natural Gas Futures Contracts traded on the ICE Futures whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized OTC swaps designed to track the settlement price of the Benchmark Futures Contract. UNG invests in Other Natural Gas-Related Investments, such as OTC swaps, which have increased transaction-related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that UNG must pay to the swap counterparty certain fees that UNG does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between March 31, 2015 and March 31, 2025. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Natural Gas Market. During the three months ended March 31, 2025, the price of the front month natural gas futures contract traded in a range between $3.044 and $4.491. Prices increased 13.38% from December 31, 2024 through March, 31, 2025 finishing the quarter at $4.119. The number of rigs dedicated to natural gas production rose from 102 at the start of the year to 103 by the end of the quarter. Natural Gas stored in the United States stood at 1,773 billion cubic feet as of March 31, 2025, about 22% lower than the same time last year. While both domestic demand and U.S. exports of natural gas have generally increased over the last five years, U.S. production has also continued to increase.  However, a cold winter in the United States led to heavy draws on domestic natural gas inventories, comfortably lowering natural gas inventories below one-year ago and five-year average levels, , boosting prices prices. The increasing demand for LNG and the spate of new export facilities (both open and under construction) may lift prices, as could potential new demand for natural gas to power AI data centers.

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

The Russia-Ukraine war caused dramatic changes in natural gas supply-demand dynamics in Europe. The Russian invasion led the European Union to declare it would reduce its dependance on Russian fossil fuels and phase imports out completely as soon as possible. Russia, in turn, slowed pipelines and cutoff supplies, ultimately reducing its natural gas supplied to Europe by more than 50%. While Europe accelerated its push for alternative sources of energy, including energy from renewables, it still requires substantial Russian energy.  With a potential resolution to the war in the cards, more Russian supply to Europe could come back online in the near future, easing international price pressure and potentially having a milder effect on U.S. prices.

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

For the ten-year time period between March 31, 2015 and March 31, 2025, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas – 10 Years

	Large Cap US	US Gov’t Bonds	Global Equities	Crude	Heating	Unleaded	Natural
Correlation Matrix 10 Years	Equities (S&P 600)	(BEUSG4 Index)	(FTSE World Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.150	0.979	0.342	0.174	0.428	0.095
US Gov’t Bonds (BEUSG4 Index)		1.000	0.163	(0.252)	(0.388)	(0.180)	(0.139)
Global Equities (FTSE World Index)			1.000	0.389	0.217	0.469	0.052
Crude Oil				1.000	0.777	0.749	0.002
Heating Oil					1.000	0.626	0.035
Unleaded Gasoline						1.000	0.005
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas – 1 Year

	Large Cap US	US Gov’t Bonds	Global Equities	Crude	Heating	Unleaded	Natural
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.504	0.970	(0.204)	(0.033)	(0.325)	0.078
US Gov’t Bonds (BEUSG4 Index)		1.000	0.617	(0.420)	(0.426)	(0.207)	0.124
Global Equities (FTSE World Index)			1.000	(0.257)	(0.101)	(0.305)	0.005
Crude Oil				1.000	0.745	0.837	(0.470)
Heating Oil					1.000	0.391	(0.480)
Unleaded Gasoline						1.000	(0.472)
Natural Gas							1.000
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

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Natural Gas Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets are held in UNG’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the three months ended March 31, 2025, UNG’s expenses exceeded the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2025, UNG did not use other assets to pay expenses. To the extent income exceeded expenses, UNG’s NAV will be positively impacted.

Although permitted to do so under its LP Agreement, UNG has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, UNG and makes its investments accordingly. Consistent with the foregoing, UNG’s investments will take into account the need for UNG to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, UNG becoming leveraged. If market conditions require it, these risk reduction procedures, including changes to UNG’s investments, may occur on short notice.

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

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNG from promptly liquidating its positions in Futures Contracts. During the period ended March 31, 2025, UNG did not purchase or liquidate any of its positions while daily limits were in effect; however, UNG cannot predict whether such an event may occur in the future.

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

As of March 31, 2025, UNG held cash deposits and short-term investments in the amount of $432,712,790 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNG’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2025, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

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

In addition to USCF’s management fee, UNG pays its brokerage fees (including fees to FCMs), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of UNG’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to FCMs are on a contract-by-contract, or round turn, basis. UNG also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2025, UNG’s portfolio held 5,138 Natural Gas Futures NG Contracts traded on the NYMEX. For a list of UNG’s current holdings, please see UNG’s website at www.uscfinvestments.com. As of March 31, 2025, UNG did not hold any Natural Gas Futures Contracts traded on the ICE Futures. The end of day portfolio disclosed on UNG’s website would reflect any investments in Futures Contracts beyond the Benchmark Futures Contract, and/or Other Natural Gas-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by UNG, UNG’s FCMs, counterparties or other market participants), liquidity requirements, or other factors. Independent of the UNG website, UNG may make available portfolio holdings information to Authorized Participants that reflects the Fund’s anticipated holdings.

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

To reduce the credit risk that arises in connection with such contracts, UNG will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty and, consistent with applicable regulatory requirements, the posting by each party to cover the mark-to-market exposure of a counterparty to the other counterparty is required.

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

During the three months reporting period ended March 31, 2025, UNG’s OTC transactions comprised OTC swaps intended to reflect the return on UNG’s investments in Natural Gas Futures Contracts and EFRP transactions.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UNG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 28, 2025 (the “Form 10-K”), except for the following:

The impact of changes in U.S. federal income tax laws on UNG is uncertain.

In general, legislative or other actions relating to U.S. federal income taxes could have a negative effect on UNG or its investors. Matters pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Trump Administration has proposed significant changes to the Code and existing U.S. federal income tax regulations and there are a number of proposals in Congress that, if enacted, would similarly modify the Code. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could result in adverse tax consequences to UNG and its investors. Investors are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in UNG shares.

As inflation increases, the present value of UNG's assets may decline.

Inflation is a general increase in the overall price level of goods and services in the economy. The United States Federal Reserve has a stated goal of maintaining a two percent increase in inflation over the long run, as measured by the annual change in the price index for personal consumption expenditures.

Following the COVID-19 pandemic, the United States experienced inflation above the Federal Reserve's stated two-percent goal. Other world economies similarly experienced elevated inflation rates. The Federal Reserve increased interest rates and successfully reduced inflation so that it is close to the stated two percent goal. As a result, in 2024, the Federal Reserve began reducing interest rates. However, the rate of inflation in the United States is still above the stated two percent goal. Inflation has the effect of eroding the value of cash or bonds. In a high inflation environment, the value of UNG's cash and Treasury investments may decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)

UNG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNG redeemed 399 baskets (comprising 39,900,000 shares) during the first quarter of the year ending December 31, 2025. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2025:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/25 to 1/31/25	14,000,000	$18.00
2/1/25 to 2/29/25	21,200,000	$21.12
3/1/25 to 3/31/25	4,700,000	$22.60
Total	39,900,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2025.

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

Date: May 9, 2025

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date May 9, 2025