Form 10-K
period 2025-12-31
United States Natural Gas Fund, LP
filed 2026-02-27
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2025 was $360,537,619.

The registrant had 35,546,103 outstanding shares as of February 23, 2026.

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

UNG seeks to achieve its investment objective by investing so that the average daily percentage change in UNG’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contract over the same period. Additionally, by investing primarily in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures, (including those that may be taken by UNG, UNG’s futures commission merchants (“FCMs”), counterparties or other market participants), liquidity requirements, or in view of market conditions, other natural gas-related investments such as cash settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the- counter” or “OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments include, but are not limited to, those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this annual report on Form 10-K.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of USCF Investments, Inc., formerly Wainwright Holdings, Inc., a Delaware corporation (“USCF Investments”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. USCF Investments is a wholly owned subsidiary of The Marygold Companies, Inc., formerly, Concierge Technologies, Inc. (publicly traded under the ticker: MGLD) (“Marygold”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Marygold. USCF Investments is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended, (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), USCF Midstream Energy Income Fund (“UMI”), USCF Dividend Income Fund (“UDI”), USCF Gold Strategy Plus Income Fund (“USG”), USCF Sustainable Battery Metals Strategy Fund (“ZSB”), USCF Energy Commodity Strategy Absolute Return Fund (“USE”), USCF Sustainable Commodity Strategy Fund (“ZSC”), and USCF Oil Plus Bitcoin Strategy Fund (“WTIB”), each a series of the USCF ETF Trust. USCF ETF Trust is registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust consists of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

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

USCF is required to evaluate the credit risk of UNG to the FCMs, oversee the purchase and sale of UNG’s shares by certain authorized purchasers (“Authorized Participants”), review daily positions and margin requirements of UNG and manage UNG’s investments. USCF also pays the fees of ALPS Distributors, Inc. (“ALPS Distributors”), which serves as the marketing agent for UNG (the “Marketing Agent”), and The Bank of New York Mellon (“BNY Mellon”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”), and provides accounting and transfer agent services for, UNG since April 1, 2020.

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

Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas- Related Investments include, but are not limited to, those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in this annual report on Form 10-K. UNG invests substantially the entire amount of its assets in Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. The daily holdings of UNG are available on UNG’s website at www.uscfinvestments.com.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which the exchange may exercise greater scrutiny and control over an investor’s positions. The NYMEX current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contract as the NYMEX. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be ordered to reduce its aggregate net futures contracts back to the accountability level. As of December 31, 2025, UNG held 11,783 NYMEX natural gas Futures NG contracts. As of December 31, 2025, UNG did not hold any Natural Gas Futures Contracts traded on the ICE Futures. UNG exceeded accountability levels of the NYMEX during the year ended December 31, 2025, when it held a maximum of 16,693 natural gas Futures NG contracts, exceeding both the “any” and “all” month limits. No action was taken by the NYMEX and UNG did not reduce the number of Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the year ended December 31, 2025, UNG did not exceed position limits imposed by the NYMEX and ICE Futures.

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

RBC Capital is subject to complex legal and regulatory requirements that continue to evolve. It is and has been subject to a variety of legal proceedings including arbitrations, class actions and other civil litigations, as well as to other regulatory examinations, reviews, investigations (both formal and informal), audits and requests for information by various governmental regulatory agencies and self-regulatory organizations in various jurisdictions. Some of these matters may involve novel legal theories and interpretations and claims for very substantial or indeterminable damages, and some could result in the imposition of substantial civil damages (including punitive damages), regulatory enforcement penalties, fines, injunctions or other relief. In its discretion RBC Capital may choose to resolve claims, litigations or similar matters at any time. Based on the facts as currently known, it is not possible to predict the ultimate outcome of such proceedings or the timing of their resolution.

The following is a description of RBC Capital’s significant legal proceedings.

LIBOR litigation

Royal Bank of Canada (“RBC”), RBC Capital’s ultimate parent, and several U.S. dollar panel banks have been named as defendants in private lawsuits filed in the U.S. with respect to the setting of U.S. dollar LIBOR including a number of class action lawsuits which have been consolidated before the U.S. District Court for the Southern District of New York. RBC Capital was named as a defendant in one of those lawsuits. The complaints in those private lawsuits assert claims under various U.S. laws, including U.S. antitrust laws, the U.S. Commodity Exchange Act, and state law. On December 30, 2021, the United States Court of Appeals for the Second Circuit issued an opinion affirming in part and reversing in part certain district court rulings that had dismissed a substantial portion of the consolidated class action on jurisdictional grounds and lack of standing. The Second Circuit remanded the matter to the district court for further proceedings consistent with its decision.

On July 21, 2023, RBC and several other defendants executed a settlement agreement resolving the LIBOR class action brought on behalf of certain plaintiffs that purchased U.S. dollar LIBOR-based instruments. RBC and the other defendants agreed to a $101 million settlement amount. On December 12, 2023, the settlement agreement was granted final court approval.

In 2024, RBC and several other defendants executed settlement agreements resolving the two remaining LIBOR putative class actions in which RBC was a defendant. These class actions were brought on behalf of certain plaintiffs who transacted in Eurodollar futures contracts and/or related options on exchanges (the Exchange Action), and certain plaintiffs who originated or purchased LIBOR-linked loans (the Lender Action). RBC and the other defendants agreed to a $3.45 million settlement amount in the Exchange Act and a $1.91 million settlement amount in the Lender Action. The settlements in both the Exchange Action and Lender Action were granted final court approval on September 5, 2024 and October 17, 2024, respectively.

RBC remains a defendant in certain LIBOR-related individual actions.

Royal Bank of Canada Trust Company (Bahamas) Limited Proceedings

On April 13, 2015, a French investigating judge notified the RBC Capital’s affiliate, Royal Bank of Canada Trust Company (Bahamas) Limited (RBC Bahamas), of the issuance of an ordonnance de renvoi referring RBC Bahamas and other unrelated persons to the French tribunal correctionnel to face the charge of complicity in estate tax fraud relating to actions taken relating to a trust for which RBC Bahamas serves as trustee. RBC Bahamas contested the charge in the French court. On January 12, 2017, the French court acquitted all parties including RBC Bahamas and on June 29, 2018, the French appellate court affirmed the acquittals. The acquittals were appealed and on January 6, 2021 the French Supreme Court issued a judgment reversing the decision of the French Court of Appeal and sent the case back to the French Court of Appeal for rehearing.

On March 5, 2024, the Court of Appeal rendered a judgment of conviction (the Conviction) against RBC Bahamas and the other parties. RBC Bahamas was ordered by the Court of Appeal to pay a fine in connection with the Conviction. In addition, the Court of Appeal ordered that certain of those convicted of complicity in the matter, including RBC Bahamas, are jointly liable for the allegedly unpaid inheritance taxes owing, plus penalties and interest (such aggregate amount will be determined in a separate proceeding before the tax courts, the timing of which is to be determined). RBC Bahamas believes that its actions did not violate French law, and has appealed the Conviction to the French Supreme Court. Under French law, upon the filing of an appeal by RBC Bahamas, the Conviction, as well as its effects (fine and joint liability) were stayed pending the outcome of the appeal.

In 2016, RBC was granted an exemption by the U.S. Department of Labor that allows RBC and its current and future affiliates, including RBC Capital, to continue to qualify for the Qualified Professional Asset Manager (QPAM) exemption under the Employee Retirement Income Security Act despite any potential conviction of RBC Bahamas in the French proceeding, for a temporary one year period from the date of conviction. RBC Capital relies on the QPAM exemption in its ability to manage pension and retirement funds. On December 11, 2023, the U.S. Department of Labor published a technical correction to the prior one-year exemption reflecting the fact that the then-pending Court of Appeal’s decision will be rendered by an appellate court, and not the district court. As a result of the Conviction, the temporary one-year period commenced on March 5, 2024. RBC has sought longer term relief from the Department of Labor.

RBC Bahamas continues to review the trustee’s and the trust’s legal obligations, including the liabilities and potential liabilities under applicable tax and other laws.

SEC investigation

In October 2022, RBC Capital received a request for information and documents from the United States Securities and Exchange Commission (SEC) concerning compliance with records preservation requirements relating to business communications exchanged on personal devices and other electronic channels that have not been approved by RBC Capital. In August 2024, the SEC entered into a settlement with RBC Capital. RBC agreed to a $45 million settlement amount. On February 7, 2025, RBC Capital sought to modify the settlement order. The SEC denied the request to modify on April 15, 2025.

FINRA disciplinary action

In a FINRA investigation, FINRA found that between 2010 and 2019, RBC Capital sent trade confirmations to customers for fixed income transactions that contained inaccurate information which stemmed from errors in RBC Capital’s electronic systems. FINRA also found that RBC Capital failed to send SEC-required trade confirmations for certain dividend reinvestment program transactions between 2006 and 2023. On April 29, 2024, FINRA entered into a settlement with RBC Capital. RBC Capital agreed to pay a $375,000 fine and $393,833.50 in restitution to customers.

U.K. government bonds litigation

In June 2023, RBC Europe Limited and the RBC Capital, among other financial institutions, were named as defendants in a putative class action filed in the U.S. by plaintiffs alleging anti-competitive conduct, between 2009 and 2013, in the U.K. government bonds market. In September 2023, the defendants filed a motion to dismiss the complaint which motion was granted, without prejudice, in September 2024. Subsequently, on October 31, 2024, RBC Europe Limited, RBC Capital and certain of the other defendants executed an agreement to dismiss the action, with prejudice, against those defendants. The settlement agreement remains subject to court approval.

SEC retirement plan investigation

In an order issued on April 24, 2020, the SEC found that RBC Capital failed to disclose potential conflicts of interest to certain retail retirement account and charitable organization brokerage customers between 2012 and 2017. RBC Capital agreed to a settlement and was ordered to pay a disgorgement of $2,607,676 with prejudgment interest of $631,331 and a civil penalty of $650,000.

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

MCM is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of MCM’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with MCM with respect to issues raised in various investigations. MCM complies fully with its regulators in all investigations which may be conducted and in all settlements it may reach. Except as indicated below, there have been no material civil, administrative, or criminal proceedings pending, on appeal, or concluded against MCM or its principals in the past five (5) years.

United States District Court for the Southern District of New York, Civil Action No. 19-CV-8217 8

In a private litigation, plaintiffs alleged, among other things, that MCM made certain fraudulent misrepresentations to them that they relied upon in connection with a futures account carried by MCM in its capacity as a futures commission merchant. The plaintiffs alleged claims of common law fraud, negligence, breach of fiduciary duty, breach of contract, breach of the duty of good faith and fair dealing and misrepresentation/omission. On June 30, 2021, MCM received the Opinion and Order in which the judge ruled against the plaintiffs and in favor of MCM. Judgment was entered in favor of MCM in the amount of $1,762,266.57, plus prejudgment interest and attorney’s fees and costs. On September 29, 2021, MCM received an Opinion and Order in which the judge awarded MCM $1,402,234.32 in attorneys’ fees and costs.

JAMS Arbitration

In a JAMS Arbitration, claimants sought monetary damages relating to trading losses in claimants’ futures trading accounts carried by MCM (the “Accounts”). The Accounts were traded pursuant to a power of attorney granted by the claimants to a registered commodity trading advisor. Claimants sought compensatory damages, punitive damages, disgorgement of commissions and margin interest, and forgiveness of margin debt plus interest, costs and attorneys’ fees. On September 23, 2021, the claimants and MCM settled the matter.

FINRA Arbitration

In a FINRA Arbitration, claimants sought monetary damages relating to trading losses in claimants’ equity trading account carried by MCM (the “Account”). The Account was a portfolio margin account, and the claimants alleged losses relating to the risk parameters and margin applied to the Account. Claimants sought compensatory damage plus interest, costs and attorneys’ fees. On June 22, 2023, the panel dismissed claimants’ claims in their entirety. On September 20, 2023, claimants filed a Petition to Vacate Arbitration Award in the Supreme Court of the State of New York, County of New York. On November 15, 2023, MCM filed its Memorandum of Law in Opposition to the Petition to Vacate the Arbitration Award and a Cross-Motion to Confirm the Award and recover Attorneys’ Fees and Costs. On April 22, 2024, the claimants’ Petition to Vacate the Arbitration Award was denied.

Cook County Litigation

In a private litigation, a plaintiff sought monetary damages relating to allegations of breach of contract and violation of the Illinois Wage Payment and Collections Act. The plaintiff sought damages plus interest, costs and attorneys’ fees. The plaintiff and MCM settled the matter and, on September 29, 2023, an Agreed Order of Dismissal with Prejudice was filed.

Adversary Complaint

In an adversary complaint, certain debtors seek to enforce the terms of a pledge agreement of a third-party and to recover collateral that is allegedly the property of debtors (the “Pledged Assets”). MCM previously had custody of the Pledged Assets. On January 4, 2023, the government provided instructions for the transfer of the Pledged Assets to a government-controlled account. The complaint does not allege that MCM engaged in any wrongdoing or any wrongful misconduct. MCM is simply alleged to have been the custodian of the Pledged Assets subject to the debtors’ purported claims. On January 5, 2023, MCM filed a Response and Limited Objection to debtors’ Turnover Motion. The debtors’ Turnover Motion was denied by the Court on January 9, 2023. On April 25, 2023, BlockFi and MCM entered into a stipulation pursuant to which the adversary proceeding is stayed. BlockFi is permitted to file an amended adversary complaint, but the proceeding otherwise will remain stayed and MCM is not required to respond.

United States District Court for the Northern District of Illinois, Eastern Division No. 1:23-cv-14192

In a private litigation, a plaintiff alleges that MCM and 2 of its employees (collectively, the “Defendants”), used Plaintiff’s software and trade secrets in their creation of a competing software platform. Plaintiff seeks unspecified damages and costs, as well as an injunction, prohibiting Defendants from using/benefitting from the alleged trade secrets, including the use of the competing software platform. On November 30, 2023, the Court stayed all discovery in the case pending a ruling on Defendants’ motion to dismiss. On December 11, 2023, Defendants filed a Motion to Dismiss the Complaint. On January 19, 2024, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss. On February 2, 2024, Defendants filed its Reply Brief in Support of its Motion to Dismiss. On May 2, 2024, the Court granted the motion and dismissed six of the eight counts, but permitted Plaintiff to amend its complaint. Plaintiff indicated that it does not intend to amend the complaint. The matter remains pending and the parties are currently exchanging in discovery.

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

Macquarie Futures USA LLC

On December 3, 2020, UNG engaged Macquarie Futures USA LLC (“MFUSA”) to serve as an additional FCM for UNG. The Customer Agreement between UNG and MFUSA requires MFUSA to provide services to UNG in connection with the purchase and sale of futures contracts in Futures Contracts and Other Natural Gas - Related Investments that may be purchased or sold by or through MFUSA for UNG’s account. Under this agreement, UNG pays MFUSA commissions for executing and clearing trades on behalf of UNG.

MFUSA’s primary address is 660 Fifth Avenue, New York, NY 10103. MFUSA is registered in the United States with the CFTC as an FCM providing futures execution and clearing services covering futures exchanges globally. MFUSA is a member of various U.S. futures and securities exchanges.

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

Pursuant to an offer of settlement in which ADMIS neither admitted nor denied the rule violation or factual findings upon which the penalty is based, on September 19, 2023, a Panel of the Chicago Board of Trade Business Conduct Committee (“Panel”) found that from at least January 2015 through September 2019, ADMIS failed to diligently supervise its employees and agents in the handling of accounts carried by ADMIS and introduced by introducing brokers. Specifically, ADMIS employees and agents failed to detect numerous instances wherein brokers employed by introducing brokers successfully requested account changes and trade transfers between customer accounts in E-Mini Dow, Corn, Kansas City Hard Winter Wheat, Chicago Soft Winter Wheat, Soybean, and Soybean Meal futures markets, often without the knowledge or permission of the account owners, in order to: allocate profitable trades originally executed in accounts the brokers traded to other customer accounts the brokers controlled or managed; allocate profitable trades from certain customer accounts into the brokers’ personal accounts; allocate positions out of the brokers’ personal accounts and into customers’ accounts, thus allowing the brokers to avoid losses; and transfer losing trades from certain accounts to other customer accounts the brokers controlled or managed. Additionally, the Panel found that ADMIS failed to timely implement enhanced policies and procedures to effectively monitor, detect, and assess account change and transfer requests. Further, despite evidence of its own deficiencies regarding account change and transfer trade abuse detection, including customer complaints and notice of a complaint involving an employee, ADMIS failed to adequately remediate its processes, which thereby allowed violative conduct to persist for several years. The Panel therefore concluded that ADMIS violated CBOT Rule 432.W. In accordance with the settlement offer, the Panel ordered ADMIS to pay a $450,000 fine in connection with this case and companion cases CME and COMEX 20-1401-BC ($175,000 of which is allocated to CBOT).

Pursuant to an offer of settlement in which ADMIS neither admitted nor denied the rule violation or factual findings upon which the penalty is based, on September 19, 2023, a Panel of the Commodity Exchange Business Conduct Committee (“Panel”) found that from at least December 2016 through December 2017, ADMIS failed to diligently supervise its own employees and agents in their handling of accounts carried by ADMIS. Specifically, ADMIS employees and agents failed to detect numerous instances wherein an ADMIS broker successfully requested account changes and trade transfers between customer accounts in Copper futures markets, often without the knowledge or permission of the account owner. The broker requested these changes to transfer losing trades from a customer’s personal account to a corporate account the customer shared ownership of and the broker controlled. Additionally, the Panel found that ADMIS failed to timely implement policies and procedures to effectively monitor, detect, and assess account change and transfer requests. The Panel therefore concluded that ADMIS violated COMEX Rule 432.W. In accordance with the settlement offer, the Panel ordered ADMIS to pay a $450,000 fine in connection with this case and companion cases CME and CBOT 20-1401-BC ($100,000 of which is allocated to COMEX).

Pursuant to an offer of settlement in which ADMIS neither admitted nor denied the rule violation or factual findings upon which the penalty is based, on September 19, 2023, a Panel of the Chicago Mercantile Exchange Business Conduct Committee (“Panel”) found that from at least January 2015 through September 2019, ADMIS failed to diligently supervise its employees and agents in the handling of accounts carried by ADMIS and introduced by introducing brokers. Specifically, ADMIS employees and agents failed to detect numerous instances wherein brokers employed by introducing brokers successfully requested account changes and trade transfers between customer accounts in Live Cattle, Feeder Cattle, Lean Hog, E-Mini S&P 500, and E-Mini NASDAQ futures markets, often without the knowledge or permission of the account owners, in order to: allocate profitable trades originally executed in accounts the brokers traded to other customer accounts the brokers controlled or managed; allocate profitable trades from certain customer accounts into the brokers’ personal accounts; allocate positions out of the brokers’ personal accounts and into customers’ accounts, thus allowing the brokers to avoid losses; and transfer losing trades from certain accounts to other customer accounts the brokers controlled or managed. Additionally, the Panel found that ADMIS failed to timely implement enhanced policies and procedures to effectively monitor, detect, and assess account change and transfer requests. Further, despite evidence of its own deficiencies regarding account change and transfer trade abuse detection, including customer complaints and notice of a complaint involving an employee, ADMIS failed to adequately remediate its processes, which thereby allowed violative conduct to persist for several years. The Panel therefore concluded that ADMIS violated CME Rule 432.W. In accordance with the settlement offer, the Panel ordered ADMIS to pay a $450,000 fine in connection with this case and companion cases CBOT and COMEX 20-1401-BC ($175,000 of which is allocated to CME).

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

On May 19, 2021, the SEC charged BTIG, LLC with repeatedly violating the order-marking and locate provisions of SEC Regulation SHO, which regulates the short-selling of securities. According to the SEC’s complaint, from December 2016 through July 2017, BTIG, LLC violated Rule 200(g) of Regulation SHO when it mismarked more than 90 sale orders from a hedge fund customer - representing total sales of more than $250 million - as “long” and “short exempt” when those orders should have been marked as “short”. The SEC’s complaint, filed in the U.S. District Court for the Southern District of New York, charges BTIG, LLC with violating Rules 200(g) and 203(b)(1) of Regulation SHO. On May 2, 2022, the court entered judgment by consent against BTIG, LLC, permanently enjoining BTIG, LLC from violating Rules 200(g) and 203(b)(1) of Regulation SHO. The court also ordered BTIG, LLC to pay disgorgement of $315,048, prejudgment interest of $64,258, and a penalty of $315,048.

BTIG, LLC is not affiliated with UNG or USCF. Therefore, neither USCF nor UNG believes that there will be any conflicts of interest with BTIG, LLC or its trading principals arising from its acting as UNG’s introducing broker.

Swap Dealers

Macquarie Bank Limited

On November 30, 2021, UNG entered into an ISDA 2002 Master Agreement (the “Macquarie ISDA”) with Macquarie Bank Limited, pursuant to which Macquarie Bank Limited has agreed to serve as an OTC swaps counterparty for UNG. UNG’s OTC swap transactions outstanding under the Macquarie ISDA, if any, along with UNG’s other holdings, are posted on USO’s website, www.uscfinvestments.com.

In the normal course of its business, Macquarie Bank Limited is involved in various legal actions incidental to its business. None of these actions are expected either individually or in aggregate to have a material adverse impact on Macquarie Bank Limited. As a result, certain of Macquarie Bank Limited’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with Macquarie Bank Limited with respect to issues raised in various investigations. Listed below are the material administrative, civil or criminal actions against Macquarie Bank Limited within the past five years.

In an order issued on April 19, 2024, the Federal Court of Australia found that between May 2016 and January 2020, Macquarie Bank Limited failed to have effective controls to prevent and detect unauthorized fee transactions conducted by third parties, such as financial advisers, on customer cash management accounts using Macquarie Bank Limited’s bulk transacting facility. As a result, independent financial advisors fraudulently misappropriated client funds through Macquarie Bank Limited cash management account. The court ordered Macquarie Bank Limited to pay a penalty of $10 million.

On August 26, 2024, following an investigation by the Australian Securities and Investments Commission (“ASIC”), ASIC found that Macquarie Bank Limited failed to prevent suspicious orders from being placed on the electricity futures market. According to the order, Macquarie Bank Limited should have suspected that 50 orders were with the intention to create a false or misleading appearance in the market because the orders each placed within the last minute of market close, impacting the daily settlement price. Macquarie Bank Limited was ordered to pay a penalty of $4,995,000. In May 2025, ASIC imposed additional conditions on Macquarie Bank Limited’s Australian financial services license for further failures in supervision, compliance oversight, and control management. The additional license conditions require Macquarie Bank Limited to prepare a remediation plan to address issues in its futures dealing business and OTC derivatives trade reporting functions, appoint an independent expert to review the remediation plan, and have the independent expert assess the operational effectiveness of Macquarie Bank Limited’ remediation activities.

Macquarie Bank Limited’s principal address is 1 Elizabeth Street, Sydney, NSW 2000, Australia. Macquarie Bank Limited is registered with the CFTC as a swap dealer.

Macquarie Bank Limited is registered with the CFTC as a swap dealer.

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

Société Générale S.A., along with other financial institutions, was named as a defendant in a putative class action alleging violations of US antitrust laws and the Commodity Exchange Act in connection with its involvement in the London Gold Market Fixing. The action is brought on behalf of persons or entities that sold physical gold, sold gold futures contracts traded on the Chicago Mercantile Exchange, sold shares in gold exchange-traded funds, sold gold call options traded on Chicago Mercantile Exchange, bought gold put options traded on Chicago Mercantile Exchange, sold OTC gold spot or forward contracts or gold call options, or bought OTC gold put options. Société Générale S.A., along with three other defendants, has reached a settlement to resolve this action for USD 50 million. By order dated 13 January 2022, the Court granted preliminary approval of the settlement. The Court entered a final judgement approving the settlement on 8 August 2022. Although Société Générale S.A.’s share of the settlement is not public, it was not material from a financial perspective. Société Générale S.A., along with other financial institutions, is also named as a defendant in two putative class actions in Canada (in the Ontario Superior Court in Toronto and Quebec Superior Court in Quebec City) involving similar claims. Société Générale S.A. is defending the claims.

On August 8, 2023, the CFTC filed and settled charges against swap dealer and FCM affiliates of Société Générale S.A. and SGAS, along with other financial institutions, for failing to maintain, preserve, or produce records that were required to be kept under CFTC recordkeeping requirements, and failing to diligently supervise matters related to their businesses as CFTC registrants. Société Générale S.A. and SGAS agreed to a $75,000,000 civil monetary penalty, to cease and desist from further violations as charged. Société Générale S.A. and SGAS also agreed to comply with certain conditions and remedial undertakings, including conducting a comprehensive review of policies, providing training related to the preservation of electronic communications, continuing remediation efforts, and periodically updating the CFTC on its remediation efforts and compliance.

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

In May 2021, The Bank of Nova Scotia was named as a defendant in a putative class action that was brought on behalf of individual plaintiffs who transacted in certain gold and silver futures contracts during the period that The Bank of Nova Scotia was found to have been spoofing in the relevant gold and silver futures markets. The Bank of Nova Scotia agreed to pay a $6,600,000 settlement amount. The settlement was granted final court approval on January 1, 2024.

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The NAV of UNG’s shares relates directly to the value of the Benchmark Futures Contracts and other assets held by UNG and fluctuations in the prices of these assets could materially adversely affect an investment in UNG’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in UNG could be lost.
●	Price volatility may possibly cause the total loss of your investment.
●	Natural disasters, public health disruptions (such as the COVID-19 pandemic), and international armed conflicts could impact the price of commodities and/or the value, pricing and liquidity of UNG’ investments or assets which, in turn, could cause the loss of your investment in UNG.
●	Historical performance of UNG and the Benchmark Futures Contracts is not indicative of future performance.
●	An investment in UNG may provide little or no diversification benefits. Thus, in a declining market, UNG may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in UNG while incurring losses with respect to other asset classes.
●	The market price at which investors buy or sell shares may be significantly less or more than NAV.
●	Daily percentage changes in UNG’s NAV may not correlate with daily percentage changes in the price of the Benchmark Futures Contract.
●	Daily percentage changes in the price of the Benchmark Futures Contract may not correlate with daily percentage changes in the spot price of natural gas.
●	An investment in UNG is not a proxy for investing in the natural gas markets, and the daily percentage changes in the price of the Benchmark Futures Contract, or the NAV of UNG, may not correlate with daily percentage changes in the spot price of natural gas.
●	Natural forces in the natural gas futures market known as “backwardation” and “contango” may increase UNG’s tracking error and/or negatively impact total return.
●	Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting UNG’s investments, including its ability to fully invest in the Benchmark Futures Contract, which means that changes in the price of shares could substantially vary from the changes in the price of the Benchmark Futures Contract.
●	Risk mitigation measures imposed by UNG’s FCMs have the potential to cause tracking error by limiting UNG’s investments, including its ability to fully invest in the Benchmark Futures Contract and other Futures Contracts, which means that changes in the price of UNG’s shares could substantially vary from changes in the price of the Benchmark Futures Contract.
●	An investor’s tax liability may exceed the amount of distributions, if any, on its shares.
●	An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.

●	Items of income, gain, deduction, loss and credit with respect to shares could be reallocated for U.S. federal income tax purposes, and UNG could be liable for U.S. federal income tax, if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by UNG in allocating those items, with potential adverse consequences for an investor.
●	UNG could be treated as a corporation for U.S. federal income tax purposes, which may substantially reduce the value of the shares.
●	UNG is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, UNG has a more complex tax treatment than traditional mutual funds.
●	If UNG is required to withhold tax with respect to any non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.
●	The impact of changes in U.S. federal income tax laws on UNG is uncertain.
●	UNG will be subject to credit risk with respect to counterparties to OTC contracts entered into by UNG.
●	Valuing OTC derivatives may be less certain than valuing exchange-traded and/or cleared financial instruments.
●	UNG’s rights under an OTC contract may be restricted by regulations.

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers

Service Provider	Compensation Paid by USCF(1)
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

Fees and Compensation Arrangements between UNG and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by UNG
RBC Capital Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary
Marex Capital Markets, Inc., Futures Commission Merchant
MFUSA, Futures Commission Merchant
ADMIS, Futures Commission Merchant
(3)	UNG pays this compensation.

New York Mercantile Exchange Licensing Fee(4) – 0.015% on all net assets.

(4)	Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. UNG is responsible for its pro rata share of the assets held by UNG and the Related Public Funds, other than BNO, USCI and CPER.

Expenses Paid or Accrued by UNG from Inception through December 31, 2025 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$97,658,090
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$49,836,723
Other Amounts Paid or Accrued(5):	$36,163,497
Total Expenses Paid or Accrued:	$183,658,831
(5)

Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by UNG from Inception through December 31, 2025 as a Percentage of Average Daily Net Assets:

Amount as a Percentage of
Expenses:	Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.56% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.29% annualized
Other Amounts Paid or Accrued(6):	0.21% annualized
Total Expenses Paid or Accrued:	1.05% annualized]*
(6)

Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Other Fees. UNG also pays the fees and expenses associated with its audit expenses, professional fees, and tax accounting and reporting requirements. These fees were $1,561,625 for the fiscal year ended December 31, 2025. In addition, UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2025 were $754,349 for UNG and the Related Public Funds. UNG’s portion of such fees and expenses for the year ended December 31, 2025 was $207,297.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of UNG (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by UNG, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $1,000 to UNG for each order they place to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Effective January 1, 2026, the transaction fee amount paid by Authorized Participants to create or redeem one or more Creation Baskets or Redemption Baskets was reduced from $1,000 per order to $350 per order. The transaction fee may be reduced, increased, or otherwise changed by USCF. Authorized Participants who make deposits with UNG in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either UNG or USCF, and no such person will have any obligation or responsibility to UNG or USCF to affect any sale or resale of shares. As of December 31, 2025, 13 Authorized Participants had entered into agreements with USCF on behalf of UNG. During the year ended December 31, 2025, UNG issued 103,700 Creation Baskets and redeemed (102,700) Redemption Baskets.

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

Creation and Redemption Transaction Fee

To compensate UNG for its expenses in connection with the creation and redemption of baskets, an Authorized Participant is required to pay a transaction fee to UNG of $1,000 per order to create or redeem baskets, regardless of the number of baskets in such order. An order may include multiple baskets. Effective January 1, 2026, the transaction fee amount paid by Authorized Participants to create or redeem one or more Creation Baskets or Redemption Baskets was reduced from $1,000 per order to $350 per order. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until thirty (30) days after the date of the notice.

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

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem baskets, and an Authorized Participant is under no obligation to offer to the public shares of any baskets it does create. Authorized Participants that do offer to the public shares from the baskets they create will do so at per-share offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the per share NAV of UNG at the time the Authorized Participant purchased the Creation Baskets and the per share NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the Oil Futures Contract market and the market for Other Natural Gas-Related Investments.

Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with UNG in exchange for baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either UNG or USCF, and no such person has any obligation or responsibility to USCF or UNG to affect any sale or resale of shares. Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per share. The amount of the discount or premium in the trading price relative to the NAV per share may be influenced by various factors, including, among other things, the number of investors who seek to purchase or sell shares in the secondary market, the liquidity of the Oil Futures Contracts market and the market for Other Natural Gas-Related Investments.

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

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if a UNG enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps may be issued in the future, and, when finalized, could require UNG to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by UNG’s FCM.

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

Investment Risk

The NAV of UNG’s shares relates directly to the daily changes in the price of the Benchmark Futures Contract and other assets held by UNG and fluctuations in the prices of these assets could materially adversely affect an investment in UNG’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in UNG could be lost.

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

Economic conditions impacting natural gas. The demand for natural gas correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on natural gas demand and, therefore, may have an adverse impact on natural gas prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, military conflicts, war (such as the Russia-Ukraine war), pandemics (e.g., the COVID-19 pandemic), government austerity programs, trade wars between nations, or currency exchange rate fluctuations, can also impact the demand for natural gas. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions that impair the functioning of financial markets and institutions also may adversely impact the demand for natural gas.

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

Other natural gas supply-related factors. Natural gas prices also vary depending on a number of factors affecting supply, including geopolitical risk associated with wars (such as the Russia-Ukraine war), terrorist attacks and tensions between countries, including sanctions imposed as a result of the foregoing or trade wars, any of which can adversely affect natural gas trade flows by limiting or disrupting trade between countries or regions. Natural gas supply levels can also be affected by other factors that reduce available supplies, such as natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels. Technological change can also alter the relative costs for companies in the natural gas industry to find, produce, and transport natural gas, which in turn may affect the supply of and demand for natural gas. For example, increased supply from the development of new natural gas sources and technologies to enhance recovery from existing sources tends to reduce natural gas prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or manufacturing capacity may impact the supply of natural gas.

Other factors impacting the natural gas market. The supply of and demand for natural gas may also be impacted by changes in interest rates, inflation, and other local or regional market conditions, as well as by the development of alternative energy sources.

Price volatility may possibly cause the total loss of your investment. Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in UNG. Market volatility is attributable to things like the COVID-19 pandemic and related supply chain disruptions, war (such as the Russia-Ukraine war), continuing disputes among oil-producing countries, the introduction of or changes in tariffs or trade barriers, and trade wars between nations. Events such as these, and others, could cause volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UNG and the impact of which could limit UNG’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In such a circumstance, UNG could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Natural Gas-Related Investments, such as OTC swaps.

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

Variables such as drought, floods, weather, military conflicts, pandemics (such as the COVID-19 pandemic), embargoes, tariffs and other political events may have a larger impact on natural gas prices and natural gas linked instruments, including Futures Contracts and Other Natural Gas-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject UNG’s investments to greater volatility than investments in traditional securities.

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

It is possible that the daily percentage changes in UNG’s NAV per share may not closely correlate to daily percentage changes in the price of the Benchmark Futures Contract. Non-correlation may be attributable to disruptions in the market for natural gas, the imposition of position or accountability limits by regulators or exchanges, or other extraordinary circumstances. As UNG approaches or reaches position limits with respect to the Benchmark Futures Contract and other Futures Contracts or in view of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by UNG, UNG’s FCMs, counterparties or other market participants), and other conditions described herein, UNG may begin investing in Other Natural Gas-Related Investments.

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

When compared to the total return of other price indices, such as the spot price of natural gas, the impact of backwardation and contango may cause the total return of UNG’s per share NAV to vary significantly. Moreover, absent the impact of rising or falling natural gas prices, a prolonged period of contango could have a significant negative impact on UNG’s per share NAV and total return and investors could lose part or all of their investment.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its natural gas contract as the NYMEX. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be required to reduce its aggregate net position back to the accountability level.

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

Risk mitigation measures that could be imposed by UNG’s FCMs have the potential to cause tracking error by limiting UNG’s investments, including its ability to fully invest in the Benchmark Futures Contract and other Futures Contracts, which means that the changes in the price of UNG’s shares could substantially vary from changes in the price of the Benchmark Futures Contract.

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

In addition, when offering Creation Baskets for purchase, limitations imposed by exchanges and/or any of UNG’s FCMs could limit UNG’s ability to invest the proceeds of the purchases of Creation Baskets in the Benchmark Futures Contract and other Futures Contracts. If this were the case, UNG may invest in other permitted investments, including Other Natural-Gas Related Investments, and may hold larger amounts of Treasuries, cash and cash equivalents, which could impair UNG’s ability to meet its investment objective.

Tax Risk

An investor’s tax liability may exceed the amount of distributions, if any, on its shares.

Cash or property will be distributed at the sole discretion of USCF. USCF has not and does not currently intend to make cash or other distributions with respect to shares. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or non-U.S. income tax, on their allocable share of UNG’s taxable income, without regard to whether they receive distributions or the amount or value of any such distributions. Therefore, the tax liability of an investor with respect to its shares may exceed the amount of cash or value of property (if any) distributed with respect to such shares.

An investor’s allocable share of taxable income or loss may differ from its economic income or loss on the shares.

Due to the application of the assumptions and conventions applied by UNG in making allocations for U.S. federal income tax purposes and other factors, an investor’s allocable share of UNG’s income, gain, deduction, loss, or credit may be different than its economic profit or loss from the shares for a taxable year. This difference could be temporary or permanent and, if permanent, may subject an investor to tax on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, for U.S. federal income tax purposes, and UNG could be liable for U.S. federal income tax, if the IRS does not accept the assumptions and conventions applied by UNG in allocating those items, with potential adverse consequences for an investor.

The U.S. federal income tax rules pertaining to entities treated as partnerships for U.S. federal income tax purposes are complex and their application to large, publicly traded partnerships such as UNG is in many respects uncertain. UNG applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects shareholders’ economic gains and losses. It is possible that the IRS could successfully challenge the application by UNG of these assumptions and conventions as not fully complying with all aspects of the Internal Revenue Code of 1986, as amended (the “Code”), and applicable Treasury Regulations, which would require UNG to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors. If this occurs, investors may be required to file an amended U.S. federal income tax return and to pay additional taxes, plus deficiency interest, and may be subject to penalties.

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

UNG has received an opinion of counsel that, under current U.S. federal income tax laws, UNG will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of UNG’s annual gross income will be derived from (a) income and gains from commodities (not held as inventory) or futures, forwards, options, swaps and other notional principal contracts with respect to commodities, and (b) interest income (“qualifying income”); (ii) UNG is organized and operated in accordance with its governing agreements and applicable law; and (iii) UNG does not elect to be taxed as a corporation for U.S. federal income tax purposes. Although USCF anticipates that UNG has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. UNG has not requested and will not request any ruling from the IRS with respect to its classification as a partnership for U.S. federal income tax purposes. If the IRS were to successfully assert that UNG is taxable as a corporation for U.S. federal income tax purposes in any taxable year, rather than passing through its income, gains, losses, deductions, and credits proportionately to its shareholders, UNG would be subject to U.S. federal income tax imposed at the applicable corporate rates on its net income for the year. In addition, although USCF does not currently intend to make distributions with respect to shares, if UNG were treated as a corporation for U.S. federal income tax purposes, any distributions made with respect to UNG shares would be taxable to shareholders as dividend income to the extent of UNG’s current and accumulated earnings and profits. Taxation of UNG as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

UNG is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, UNG has a more complex tax treatment than traditional mutual funds.

UNG is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and is treated as a partnership for U.S. federal income tax purposes. No U.S. federal income tax is paid by UNG on its income. Instead, UNG will furnish shareholders each year with tax information on IRS Schedules K-1 and/or K-3 (Form 1065), as applicable, and each U.S. shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss, deduction, and credit of UNG.

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

In addition to U.S. federal income taxes, shareholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which UNG does business or owns property or where the shareholders reside. Although an analysis of those various taxes is not presented here, each prospective shareholder should consider their potential impact on its investment in UNG. It is each shareholder’s responsibility to file the appropriate U.S. federal, state, local and non-U.S. tax returns.

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

Swap agreements do not have uniform terms. A swap counterparty may have the right to close out UNG’s position due to the occurrence of certain events (for example, if UNG defaults on certain terms of the swap agreement, or if there is a material decline in UNG’s NAV on a particular day) and request immediate payment of amounts owed by UNG under the agreement. If the level of UNG’s NAV has a dramatic intraday move, the terms of the swap agreement may permit the counterparty to close out a transaction with UNG at a price calculated by the counterparty that, in good faith, represents such counterparty’s loss,which may not represent fair market value.

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

Futures positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as a war or a foreign government taking political actions that disrupt the market for its currency, its natural gas production or exports, or another major export, can also make it difficult to liquidate a position. Because both Futures Contracts and Other Natural Gas-Related Investments may be illiquid, UNG’s Natural Gas Interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated. The large size of the positions that UNG may acquire increases the risk of illiquidity both by making its positions more difficult to liquidate and by potentially increasing losses while trying to do so.

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

UNG is not actively managed by conventional methods. Accordingly, if UNG’s investments in Natural Gas Interests are declining in value, in the ordinary course, UNG will not close out such positions except in connection with paying the proceeds to an Authorized Participant upon the redemption of a basket or closing out its positions in Futures Contracts and other permitted investments (i) in connection with the monthly change in the Benchmark Futures Contract; (ii) when UNG otherwise determines it would be appropriate to do so, e.g., due to regulatory requirements or risk mitigation measures (including those that may be taken by UNG, UNG’s FCMs, counterparties or other market participants); or (iii) to avoid UNG becoming leveraged, and it reinvests the proceeds in new Futures Contracts or Other Natural Gas-Related Investments to the extent possible. USCF will seek to cause the NAV of UNG’s shares to track the Benchmark Futures Contract during periods in which its price is flat or declining as well as when the price is rising.

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

Because UNG’s shares are publicly traded, UNG is subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities include the Public Company Accounting Oversight Board (the “PCAOB”), the SEC, the CFTC, the NFA and NYSE Arca, and these authorities have continued to develop additional regulations or interpretations of existing regulations. UNG’s ongoing efforts to comply with these regulations and interpretations have resulted in, and are likely to continue to result in, a diversion of management’s time and attention from revenue-generating activities to compliance-related activities.

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

Regulatory changes or actions, including the implementation of new legislation, are impossible to predict but may significantly and adversely affect UNG.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. Such statutes, regulations and requirements are subject to ongoing modification by governmental and judicial action. This is particularly so whenever there is a change in presidential administration, which can lead to changes in regulatory priorities and policy. The effect of any future regulatory change on UNG is impossible to predict, but it could be substantial and adverse. In addition, the CFTC, SEC, futures exchanges, and other entities are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on UNG, please see “Item 1. Business - Commodities Regulation” in this annual report on Form 10-K.

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

Interest rate risk is the risk that fixed income securities and other investments in UNG’s portfolio will fluctuate in value because of a change in interest rates. Interest rate changes can be sudden and unpredictable, and UNG may lose money because of movements in interest rates. When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, UNG may not be able to fully invest at prevailing rates until any current investments in Treasuries mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. In addition, in rising interest rate environments, it is possible that the Treasuries held by UNG will decline in value. When interest rates fall, UNG may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasuries or money market security at a lower interest rate.

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

UNG potentially may lose money by investing in government money market funds.

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

Competing claims of intellectual property rights may adversely affect UNG and an investment in UNG’s shares.

USCF believes that it has properly licensed or obtained the appropriate consent of all necessary parties with respect to intellectual property rights. However, other third parties could allege ownership as to such rights and may bring legal action asserting their claims. The expenses in litigating, negotiating, cross-licensing or otherwise settling such claims may adversely affect UNG. Additionally, as a result of such action, UNG could potentially change its investment objective, strategies or benchmark. Each of these factors could have a negative impact on the performance of UNG.

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

USCF is the subject of class action, derivate and other litigation. In light of the inherent uncertainties involved in litigation matters, an adverse outcome in this litigation could materially adversely affect USCF’s financial condition.

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

On September 29, 2025, the Court granted the defendants’ motion to dismiss the complaint without prejudice and granted plaintiff leave to file a motion to amend its complaint. On November 26, 2025, the plaintiff filed a motion for leave to file a proposed second consolidated amended complaint, which defendants have opposed. The motion remains pending before the Court.

USCF, USO, and the individual defendants in In re: United States Oil Fund, LP Securities Litigation intend to continue to vigorously contest such claims and have moved for their dismissal.

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

As of December 31, 2025, UNG had approximately 72,500 holders of shares.

Dividends

UNG has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

UNG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNG redeemed 344 baskets (comprising 34,400,000 shares) and 1,027 baskets (comprising 102,700,000 shares) for the three and twelve months ended December 31, 2025, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of Share	Average Price Per
Period	Redeemed	Share
10/1/25 to 10/31/25	10,900,000	$13.17
11/1/25 to 11/30/25	12,800,000	14.30
12/1/25 to 12/31/25	10,700,000	13.35
Total	34,400,000

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of the United States Natural Gas Fund, LP (“UNG”) included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” which generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this annual report on Form 10-K that address activities, events or developments that will or may occur in the future, including such matters as changes in inflation in the United States, movements in the stock market, movements in U.S. and foreign currencies, and market volatility in the commodities markets and futures markets and indexes that track such movements, the Russia-Ukraine war and conflicts in the Middle East, UNG’s operations, USCF’s plans and references to UNG’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses USCF has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to USCF’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this annual report on Form 10-K, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this annual report on Form 10-K are qualified by these cautionary statements, and there can be no assurance that the actual results or developments USCF anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, UNG’s operations or the value of its shares.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for natural gas. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor UNG’s and the Related Public Funds’ exposure and may ask for further information on UNG’s and the Related Public Funds’ activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be required to reduce its aggregate position back to the accountability level. As of December 31, 2025, UNG held - NYMEX Natural Gas Futures NG contracts and held - Futures Contracts traded on the ICE Futures. UNG exceeded accountability levels of the NYMEX during the fiscal year ended December 31, 2025, including when it held a maximum of - Natural Gas Futures NG contracts on the NYMEX, exceeding the “any” month limit. UNG did not exceed accountability levels imposed by the ICE Futures during the fiscal year ended December 31, 2025. No action was taken by the NYMEX and UNG did not reduce any positions held.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. Investors should note that the foregoing accountability levels and position limits are subject to change, which in turn could change the amount and type of permitted investments in which UNG invests. For the fiscal year ended December 31, 2025, UNG did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Price Movements

Natural gas futures prices were volatile during the year ended December 31, 2025. The price of the Benchmark Futures Contract started the year at $3.633 per million British thermal shares (“MMBtu”). The high of the year was on December 5, 2025 when the price reached $5.289 per MMBtu. The low of the year was on August 26, 2025 when the price dropped to $2.790 per MMBtu. The year ended with the Benchmark Futures Contract at $3.686 per MMBtu, an increase of approximately 1.46% over the year. UNG’s per share NAV began the year at $16.85 and ended the year at $12.20 on December 31, 2025, a decrease of approximately 27.60% over the year. The Benchmark Futures Contract prices listed above began with the February 2025 contracts and ended with the February 2026 contracts. The increase of approximately 1.46% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG’s Benchmark.”

During the year ended December 31, 2025, the natural gas futures market experienced states of both contango and backwardation. When the market was in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Results of Operations and the Natural Gas Market

Results of Operations.

As of December 31, 2025, UNG has 45,146,103 shares outstanding. On April 26, 2022, the SEC declared effective a registration statement filed by UNG that registered an unlimited number of shares. As a result, UNG has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by UNG than are outstanding due to the redemption of shares.

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

As of December 31, 2025, UNG had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, Jane Street Capital LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Per share net asset value, end of year	$12.20	$16.85
Average daily total net assets	$520,276,584	$815,383,013
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$19,329,746	$38,655,139
Annualized yield based on average daily total net assets	3.72%	4.74%
Management fee	$3,120,492	$4,888,033
Total fees and other expenses excluding management fees	$2,979,297	$5,230,444
Fees and expenses related the registration or offering of additional shares	$85,562	$43,490
Total commissions accrued to brokers	$1,046,801	$2,556,712
Total commissions as annualized percentage of average total net assets	(0.20)%	0.31%

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

Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were lower during the year ended December 31, 2025, compared to the year ended December 31, 2024. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was lower during the year ended December 31, 2025, compared to the year ended December 31, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the year ended December 31, 2025, compared to the year ended December 31, 2024 was due primarily to a decrease in in total commissions accrued to brokers and fees and expenses related to tax reporting and professional fees.

The decrease in total commissions accrued to brokers for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due primarily to a lower number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended December 31, 2025, the average daily change in the Benchmark Futures Contract was (0.430)%, while the average daily change in the per share NAV of UNG over the same time period was (0.421)%. The average daily difference was 0.009% (or 0.9 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNG’s NAV performed within the plus or minus ten percent (10%) established as its benchmark tracking goal.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to December 31, 2025, the average daily change in the Benchmark Futures Contract was (0.082)%, while the average daily change in the per share NAV of UNG over the same time period was (0.081)%. The average daily difference was (0.001)% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNG’s NAV performed was within the plus or minus ten percent (10%) range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first chart below shows the daily movement of UNG’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30 valuation day period ended December 31, 2025, the last trading day in December. The second chart below shows the monthly total returns of UNG as compared to the monthly value of the Benchmark Futures Contract for the five years ended December 31, 2025.

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

For the year ended December 31, 2025, the actual total return of UNG as measured by changes in its per share NAV was (27.60)%. This is based on an initial per share NAV of $16.85 as of December 31, 2025 and an ending per share NAV as of December 31, 2025 of $12.20. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $11.44 as of December 31, 2025, for a total return over the relevant time period of (32.10)%. The difference between the actual per share NAV total return of UNG of (27.60)% and the expected total return based on the Benchmark Futures Contract of (32.10)% was a difference over the time period of 4.50%, which is to say that UNG’s actual total return outperformed its benchmark by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the year ended December 31, 2024, the actual total return of UNG as measured by changes in its per share NAV was (17.24)%. This is based on an initial per share NAV of $20.36 as of December 31, 2023 and an ending per share NAV as of December 31, 2024 of $16.85. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $15.79 as of December 31, 2024, for a total return over the relevant time period of (22.46)%. The difference between the actual per share NAV total return of UNG of (17.24)% and the expected total return based on the Benchmark Futures Contract of (22.46)% was a difference over the time period of 5.22%, which is to say that UNG’s actual total return outperformed its benchmark by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are three factors that have impacted or are most likely to impact UNG’s ability to accurately track its Benchmark Futures Contract in addition to the foregoing.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2025, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the closing settlement price and there is no assurance that failure to obtain the settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2025. Interest payments, and any other income, were retained within the portfolio and added to UNG’s NAV. When this income exceeds the level of UNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by UNG may continue to be lower than interest earned by UNG. As such, USCF anticipates that UNG could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2025, UNG held investments in Futures Contracts traded on the ICE Futures whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized OTC swaps designed to track the settlement price of the Benchmark Futures Contract. UNG invests in Other Natural Gas-Related Investments, such as OTC swaps, which have increased transaction-related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that UNG must pay to the swap counterparty certain fees that UNG does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between December 31, 2015 and December 31, 2025. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Natural Gas Market. During the year ended December 31, 2025, the price of the front month natural gas futures contract traded in a range between $2.696 and $5.289. Prices increased 1.46%, finishing the quarter at $3.686. The number of rigs dedicated to natural gas production rose from 103 at the start of the year to – by the end of the year. Natural Gas stored in the United States stood at – billion cubic feet as of December 31, 2025, about the same level at the same time last year. While both domestic demand and U.S. exports of natural gas have generally increased over the last five years, U.S. production has also continued to increase. However, a cold winter in the United States led to heavy draws on domestic natural gas inventories, comfortably lowering natural gas inventories below one-year ago and five-year average levels, boosting prices. The increasing demand for LNG and the spate of new export facilities (both open and under construction) may lift prices, as could potential new demand for natural gas to power AI data centers.

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

The Russia-Ukraine war caused dramatic changes in natural gas supply-demand dynamics in Europe. The Russian invasion led the European Union to reduce its dependance on Russian fossil fuels and seek alternative imports. Russia, in turn, slowed pipelines and cutoff supplies, reducing its natural gas supplied to Europe and then cutting off supply entirely at the start of 2025. The war increased the cost of natural gas globally, and while some Russian flows may return to Europe once the war ends, some structural market changes may be permanent.

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

For the ten-year time period between December 31, 2015 and December 31, 2025, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 10 Years
	Large Cap US	US Gov’t Bonds	Global Equities	Crude	Heating	Unleaded	Natural
Correlation Matrix 10 Years	Equities (S&P 600)	(BEUSG4 Index)	(FTSE World Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.155	0.978	0.358	0.188	0.417	0.110
US Gov’t Bonds (BEUSG4 Index)		1.000	0.174	-0.253	-0.381	-0.173	-0.123
Global Equities (FTSE World Index)			1.000	0.389	0.215	0.446	0.057
Crude Oil				1.000	0.763	0.747	0.003
Heating Oil					1.000	0.619	0.050
Unleaded Gasoline						1.000	0.006
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 1 Year
	Large Cap US	US Gov’t Bonds	Global Equities	Crude	Heating	Unleaded	Natural
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.019	0.975	0.209	0.412	-0.286	-0.102
US Gov’t Bonds (BEUSG4 Index)		1.000	0.088	-0.457	-0.114	-0.196	0.265
Global Equities (FTSE World Index)			1.000	0.053	0.295	-0.375	-0.219
Crude Oil				1.000	0.733	0.628	0.151
Heating Oil					1.000	0.434	0.201
Unleaded Gasoline						1.000	0.193
Natural Gas							1.000
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

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

The comparison of the fiscal years ended December 31, 2024 and 2023 can be found in UNG’s annual report on Form 10-K for the fiscal year ended December 31, 2024 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets are held in UNG’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the year ended December 31, 2025, UNG’s expenses did not exceed the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2025, UNG’s expenses did not exceed the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets, UNG did not use other assets to pay expenses. To the extent income exceeds expenses, UNG’s NAV will be positively impacted.

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

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNG from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2025, UNG did not purchase or liquidate any of its positions while daily limits were in effect; however, UNG cannot predict whether such an event may occur in the future.

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

As of December 31, 2025, UNG held cash deposits and short-term investments in the amount of $576,850,669 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNG’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2025, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

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

As of December 31, 2025, UNG’s portfolio held - Natural Gas Futures Contracts traded on the NYMEX and held - Natural Gas Futures Contracts traded on the ICE Futures. For a list of UNG’s current holdings, please see UNG’s website at www.uscfinvestments.com. The end of day portfolio disclosed on UNG’s website would reflect any investments in Futures Contracts beyond the Benchmark Futures Contract, and/or Other Natural Gas-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by UNG, UNG’s FCMs, counterparties or other market participants), liquidity requirements, or other factors. Independent of the UNG website, UNG may make available portfolio holdings information to Authorized Participants that reflects UNG’s anticipated holdings.

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

During the 12 month reporting period ended December 31, 2025, UNG’s OTC transactions comprised OTC swaps intended to reflect the return on UNG’s investments in Natural Gas Futures Contracts and EFRP transactions.

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

Item 8. Financial Statements and Supplementary Data

United States Natural Gas Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of UNG’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2025, UNG’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States Natural Gas Fund, LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of United States Natural Gas Fund, LP (the “Fund”) as of December 31, 2025 and 2024, the related statements of operations, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Fund’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

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

/s/ COHEN & COMPANY, LTD.

COHEN & COMPANY, LTD.

Philadelphia, Pennsylvania

February 27, 2026

United States Natural Gas Fund, LP

Statements of Financial Condition

At December 31, 2025 and December 31, 2024

	December 31, 2025		December 31, 2024
Assets
Cash and cash equivalents (at cost $438,463,080 and $593,538,786, respectively) (Notes 2 and 5)	$438,463,080	(a)	$593,538,786	(a)
Equity in trading accounts:
Cash and cash equivalents (at cost $138,387,589 and $83,587,988, respectively)	138,387,589		83,587,988
Unrealized gain (loss) on open commodity futures contracts	928,964		80,696,279
Unrealized gain (loss) on open swap contracts	(907)		(2,205)
Due from Broker	—		29,236,970
Dividends receivable	1,018,940		1,713,757
Interest receivable	624,892		1,137,742
Prepaid insurance	67,288		30,021
Prepaid registration fees	—		85,090

Total Assets	$579,489,846		$790,024,428

Liabilities and Partners’ Capital
Payable due to Broker	$27,010,990		$44,227,463
General Partner management fees payable (Note 3)	287,984		412,567
Professional fees payable	1,522,531		1,336,303
Brokerage commissions payable	—		171,877
Directors’ fees payable	18,185		22,376
License fees payable	9,356		18,419
Registration fees payable	472		—

Total Liabilities	28,849,518		46,189,005

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—		—
Limited Partners	550,640,328		743,835,423
Total Partners’ Capital	550,640,328		743,835,423

Total Liabilities and Partners’ Capital	$579,489,846		$790,024,428

Limited Partners’ shares outstanding	45,146,103		44,146,103
Net asset value per share	$12.20		$16.85
Market value per share	$12.26		$16.81
(a)	A portion of this amount is designated to meet daily Futures Commission Merchants’ margin requirements.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Schedule of Investments

At December 31, 2025

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2026 contracts, expiring January 2026*	$433,392,416	11,783	$928,964	0.17

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 3.71%#	130,000,000	$130,000,000	23.61
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 3.69%#	140,950,000	140,950,000	25.60
Total United States Money Market Funds		$270,950,000	49.21

Open OTC Commodity Swap Contracts

								Unrealized Gain
						Fair Value/Open		(Loss) on
						Commodity	Upfront	Commodity
Fund Receives from	Fund Pays		Payment	Expiration	Notional	Swap	Payments/(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
Scotia SNOVNG1 08292025(b)	0.17%	Scotia Bank	Monthly	02/27/2026	$57,218,551	$57,218,284	$—	$(267)
SOC GEN SGIXCNG1 09262025Index(b)	0.40%	Societe Generale	Monthly	03/26/2026	59,144,114	$59,143,474	—	(640)
Total Open OTC Commodity Swap Contracts∧					$116,362,665	$116,361,758	$—	$(907)
(a)	Reflects the value at reset date of December 31, 2025.
(b)	Custom index comprised of a basket of underlying instruments
*	Collateral amounted to $97,288,181 on open commodity futures contracts.
∧	Collateral amounted to $41,099,408 on open OTC commodity swap contracts.
#	Reflects the 7-day yield at December 31, 2025.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Schedule of Investments

At December 31, 2024

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2025 contracts, expiring January 2025*	$444,599,191	14,459	$80,696,279	10.85

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
4.39%, 2/27/2025	$11,500,000	$11,420,156	1.54
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.43%#	520,950,000	520,950,000	70.04
Total United States Money Market Funds		520,950,000	70.04
Total Cash Equivalents		$532,370,156	71.57

Open OTC Commodity Swap Contracts

								Unrealized Gain
						Fair Value/Open		(Loss) on
						Commodity	Upfront	Commodity
Fund Receives from	Fund Pays		Payment	Expiration	Notional	Swap	Payments/(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
Scotia SNOVNG1 08202024(b)	0.17%	Scotia Bank	Monthly	02/28/2025	$107,293,519	$107,292,519	$—	$(1,000)
SOC GEN SGIXCNG1 09272024Index(b)	0.40%	Societe Generale	Monthly	03/27/2025	111,366,471	111,365,266	—	(1,205)
Total Open OTC Commodity Swap Contracts∧					$218,659,990	$218,657,785	$—	$(2,205)

(a)Reflects the value at reset date of December 31, 2024.

(b)Custom index comprised of a basket of underlying instruments.

*Collateral amounted to $46,487,832 on open commodity futures contracts.

∧Collateral amounted to $37,100,156 on open OTC commodity swap contracts.

#	Reflects the 7-day yield at December 31, 2024.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Statements of Operations

For the years ended December 31, 2025, 2024 and 2023

	Year ended		Year ended	Year ended
	December 31, 2025		December 31, 2024	December 31, 2023
Income
Gain (loss) on trading of commodity futures and swap contracts:
Realized gain (loss) on closed commodity futures contracts	$138,311,471		$(47,713,339)	$(762,934,486)
Realized gain (loss) on closed OTC commodity swap contracts	(37,813,013)		58,360,050	(144,572,961)
Change in unrealized gain (loss) on open commodity futures contracts	(79,767,315)		40,623,818	184,838,398
Change in unrealized gain (loss) on open OTC commodity swap contracts	1,298		(14,905,416)	14,903,211
Dividend income	11,776,075		7,538,377	11,394,690
Interest income	7,553,671		31,116,762	35,270,729
ETF transaction fees	266,150		244,000	355,000
Total Income (Loss)	$40,328,337		$75,264,252	$(660,745,419)

Expenses
General Partner management fees (Note 3)	$3,120,492		$4,888,033	$6,252,127
Professional fees	1,561,625		2,230,204	1,179,661
Brokerage commissions	1,046,801		2,556,712	2,696,598
Directors’ fees and insurance	207,297		277,838	220,736
License fees	78,012		122,200	156,303
Registration fees	85,562		43,490	—
Total Expenses	$6,099,789		$10,118,477	$10,505,425
Net Income (Loss)	$34,228,548		$65,145,775	$(671,250,844)
Net Income (Loss) per limited partner share	$(4.65)	*	$(3.51)	$(36.54)	#
Net Income (Loss) per weighted average limited partner share	$1.00		$1.25	$(17.87)	#
Weighted average limited partner shares outstanding	34,121,445		52,017,964	37,572,585	#
#

On January 23, 2024 there was a 1 - for - 4 reverse share split. The Statement of Operations have been adjusted for the periods shown to reflect the 1 - for - 4 reverse share split on a retroactive basis.

*

The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses for the year because of the timing of sales and repurchases of the Fund’s shares in relation to fluctuating market values for the Fund.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Statements of Changes in Partners’ Capital

For the years ended December 31, 2025, 2024 and 2023

	Limited Partners*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Balances at beginning of year	$743,835,423	$973,854,332	$429,338,476
Addition of 103,700,000, 112,125,000 and 110,175,000# partnership shares, respectively	1,507,961,835	1,688,818,197	3,295,750,093
Redemption of (102,700,000), (115,800,044) and (69,900,000)# partnership shares, respectively	(1,735,385,478)	(1,983,982,881)	(2,079,983,393)
Net income (loss)	34,228,548	65,145,775	(671,250,844)

Balances at end of year	$550,640,328	$743,835,423	$973,854,332
*	General Partners’ shares outstanding and capital for the periods presented were zero.
#

On January 23, 2024 there was a 1 - for - 4 reverse share split. The Statement of Changes in Partners’ Capital have been adjusted for the periods shown to reflect the 1 - for - 4 reverse share split on a retroactive basis.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Statements of Cash Flows

For the years ended December 31, 2025, 2024 and 2023

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities:
Net income (loss)	$34,228,548	$65,145,775	$(671,250,844)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	79,767,315	(40,623,818)	(184,838,398)
Change in unrealized (gain) loss on open swap contracts	(1,298)	14,905,416	(14,903,211)
(Increase) decrease in dividends receivable	694,817	(1,397,319)	792,123
(Increase) decrease in interest receivable	512,850	2,461,516	(3,264,454)
(Increase) decrease in prepaid insurance	(37,267)	11,708	(25,105)
(Increase) decrease in prepaid registration fees	85,090	(85,090)	—
(Increase) decrease in ETF transaction fees receivable	—	1,000	—
(Increase) decrease in receivable due from Broker	29,236,970	(29,236,970)	—
Increase (decrease) in payable due to Broker	(17,216,473)	35,959,227	8,268,236
Increase (decrease) in General Partner management fees payable	(124,583)	(88,068)	260,187
Increase (decrease) in professional fees payable	186,228	492,128	(78,568)
Increase (decrease) in brokerage commissions payable	(171,877)	—	11,825
Increase (decrease) in directors’ fees payable	(4,191)	1,255	13,065
Increase (decrease) in license fees payable	(9,063)	(7,275)	19,965
Increase decrease in registration fees payable	472	—	—
Net cash provided by (used in) operating activities	127,147,538	47,539,485	(864,995,179)

Cash Flows from Financing Activities:
Addition of partnership shares	1,507,961,835	1,688,818,197	3,310,238,894
Redemption of partnership shares	(1,735,385,478)	(1,988,055,677)	(2,075,910,597)
Net cash provided by (used in) financing activities	(227,423,643)	(299,237,480)	1,234,328,297

Net Increase (Decrease) in Cash and Cash Equivalents	(100,276,105)	(251,697,995)	369,333,118

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	677,126,774	928,824,769	559,491,651
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$576,850,669	$677,126,774	$928,824,769

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$438,463,080	$593,538,786	$678,015,896
Equity in Trading Accounts:
Cash and cash equivalents	138,387,589	83,587,988	250,808,873
Total Cash, Cash Equivalents and Equity in Trading Accounts	$576,850,669	$677,126,774	$928,824,769

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Notes to Financial Statements

For the years ended December 31, 2025, 2024 2023

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

UNG seeks to achieve its investment objective by investing primarily in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by UNG, UNG’s futures commission merchants (“FCMs”), counterparties or other market participants), liquidity requirements, or in view of market conditions, other natural gas-related investments such as cash settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments include, but are not limited to, those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in the notes to the financial statements. As of December 31, 2025, UNG held 11,783 Futures Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on the ICE Futures US.

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

Authorized Participants pay UNG a $350 transaction fee for each order they place to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 100,000 shares. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of UNG but rather at market prices quoted on such exchange.

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

In accordance with U.S. GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2021. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2025.

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

Authorized Participants pay UNG a $350 transaction fee for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2025.

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

Recently Issued Accounting Pronouncement

UNG adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). UNG operates in one segment. The segment derives its revenues from investments made in accordance with the defined investment strategy of UNG, as prescribed in UNG’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer (“CEO”) of the general partner, USCF. The CODM monitors the operating results of the Fund as part of making decisions for allocating resources and evaluating performance.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2025, 2024 and 2023, UNG incurred $85,562, $43,490 and $0, respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2025 were a total of $207,297 for UNG and, in the aggregate for UNG and the Related Public Funds, $754,349. For the year ended December 31, 2024 these fees and expenses were $277,838 for UNG and, in the aggregate for UNG and the Related Public Funds, $916,574 For the year ended December 31, 2023, these fees and expenses were $220,736 for UNG and, in the aggregate for UNG and Related Public Funds, $1,210,000.

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNG and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2025, 2024 and 2023, UNG incurred $78,012, $122,200 and $156,303, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs were $1,561,625 for the year ending December 31, 2025. For the years ending December 31, 2024 and 2023 UNG’s investor reporting costs totaled $2,202,754 and $1,120,961, respectively. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Total commissions accrued to brokers	$1,046,801	$2,556,712	$2,696,598
Total commissions as annualized percentage of average total net assets	0.20%	0.31%	0.26%

The decrease in total commissions accrued to brokers for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due primarily to a lower number of natural gas futures contracts being held and traded.

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

All of the futures contracts held by UNG through December 31, 2025, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2025 and December 31, 2024, UNG held investments in money market funds in the amounts of $270,950,000 and $520,950,000, respectively. UNG also holds cash deposits with its custodian and FCMs. As of December 31, 2025 and December 31, 2024, UNG held cash deposits in the amounts of $305,900,670 and $156,176,774 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCMs cease operations.

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

For the year ended December 31, 2025, the monthly average volume of open future and swap contract notional value was $360,809,506 and $159,681,621, respectively. For the year ended December 31, 2024, the monthly average volume of open future and swap contract notional value was $668,981,622 and $145,162,022, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2025, 2024 and 2023 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023#
Per Share Operating Performance:
Net asset value, beginning of year	$16.85	$20.36	$56.90
Total income (loss)	(4.47)	(3.32)	(36.26)
Total expenses	(0.18)	(0.19)	(0.28)
Net increase (decrease) in net asset value	(4.65) *	(3.51)	(36.54)
Net asset value, end of year	$12.20	$16.85	$20.36

Total Return	(27.60)%	(17.24)%	(64.22)%

Ratios to Average Net Assets
Total income (loss)	7.75%	9.23%	(63.42)%
Management fees	0.60%	0.60%	0.60%
Total expenses excluding management fees	0.57%	0.64%	0.41%
Net income (loss)	6.58%	7.99%	(64.43)%
#

On January 23, 2024 there was a 1 - for - 4 reverse share split. The Financial Highlights have been adjusted for the periods shown to reflect the 1 - for - 4 reverse share split on a retroactive basis.

*

The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses for the year because of the timing of sales and repurchases of the Fund’s shares in relation to fluctuating market values for the Fund.

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

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2025 and 2024.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2025	2025	2025	2025
Total Income (Loss)	$210,754,261	$(121,294,698)	$(54,504,535)	$5,373,309
Total Expenses	1,934,205	1,124,440	1,371,440	1,669,704
Net Income (Loss)	$208,820,056	$(122,419,138)	$(55,875,975)	$3,703,605
Net Income (Loss) per Share	$4.69	$(6.23)	$(2.34)	$(0.77)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2024	2024	2024	2024
Total Income (Loss)	$(162,005,166)	$176,585,785	$4,446,633	$56,237,000
Total Expenses	2,566,203	2,507,609	2,541,508	2,503,157
Net Income (Loss)	$(164,571,369)	$174,078,176	$1,905,125	$53,733,843
Net Income (Loss) per Share	$(5.62)	$2.65	$(0.96)	$0.42

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

The following table summarizes the valuation of UNG’s securities at December 31, 2025 using the fair value hierarchy:

At December 31, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$270,950,000	$270,950,000	$—	$—
Exchange-Traded Futures Contracts	—	—	—	—
United States Contracts	928,964	928,964	—	—
OTC Commodity Swap Contracts	(907)	—	(907)	—

The following table summarizes the valuation of UNG’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$532,370,156	$532,370,156	$—	$—
Exchange-Traded Futures Contracts	—	—	—	—
United States Contracts	80,696,279	80,696,279	—	—
OTC Commodity Swap Contracts	(2,205)	—	(2,205)	—

Effective January 1, 2009, UNG adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	December 31,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2025	2024
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity future contracts	$928,964	$80,696,279
Swap - Commodity Contracts	Unrealized gain (loss) on open OTC commodity swap contracts	$(907)	$(2,205)

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the year ended		For the year ended
		December 31, 2025		December 31, 2024		December 31, 2023
			Change in		Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Derivatives not	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives	in Derivatives	Derivatives
Accounted for as	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Hedging Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$138,311,471		$(47,713,339)		$(762,934,486)

	Change in unrealized gain (loss) on open commodity futures contracts		$(79,767,315)		$40,623,818		$184,838,398
OTC Swap - Commodity Contracts	Realized gain (loss) on closed OTC commodity swap contracts	$(37,813,013)		$58,360,050		$(144,572,961)

	Change in unrealized gain (loss) on open OTC commodity swap contracts		$1,298		$(14,905,416)		$14,903,211

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

Item 9B. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended December 31, 2025.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. UNG has no executive officers. Pursuant to the terms of the LP Agreement, UNG’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
John P. Love	54	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	62	Chief Financial Officer, Secretary and Treasurer
Andrew F Ngim	65	Chief Operating Officer and Portfolio Manager
Kathryn D. Rooney	53	Management Director, Chief Marketing Officer
Daphne G. Frydman	51	Director of Compliance
Ray W. Allen	69	Portfolio Manager
Kevin A. Baum	55	Chief Investment Officer
Gordon L. Ellis	79	Independent Director
Malcolm R. Fobes III	61	Independent Director
Peter M. Robinson	68	Independent Director

Ray W. Allen, 69, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager from May 2015 to September 2018, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO from September 2009 to September 2018, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, (5) United States 3x Oil Fund and United States 3x Short Oil Fund from July 2017 to December 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to October 2021 and then portfolio manager since January 2022. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 55, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. He also has served as the Chief Investment Officer of USCF Advisers since June 2021. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved with respect to USCF as an NFA principal and associated person since April 2016, and a swap associated person since November 2020. He also is an associated person of USCF Advisers as of February 2017, and, as of June 2021, a principal and swap associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 and FINRA Series 7 registrations.

Stuart P. Crumbaugh, 62, Management Director of USCF since April 2023 and Chief Financial Officer, Secretary and Treasurer of USCF since May 2015. In addition, Mr. Crumbaugh has served as a director of USCF Investments, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers, an affiliate of USCF, which is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of USCF ETF Trust since May 2015. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Also, Mr. Crumbaugh served as the Chief Financial Officer of The Marygold Companies, Inc., formerly Concierge Technologies, Inc. (“Marygold”), the parent of USCF Investments, Inc. (formerly Wainwright Holdings, Inc.) (“USCF Investments”) from December 2017 to January 2024 and as a management director on the board of directors of Marygold from April 2023 to January 2024. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Marygold, since November 2019. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant - Michigan (inactive).

Daphne G. Frydman, 51, General Counsel of USCF and USCF Advisers, LLC since May 2018, and Director of Compliance of USCF since April 2022. She is also the Chief Legal Officer of USCF ETF Trust since May 2018 and Secretary of the same since December 2021. Ms. Frydman served as Deputy General Counsel of USCF and USCF Advisers, LLC from May 2016 through May 2018. From September 2001 through April 2016, Ms. Frydman was an attorney in private practice at the law firm Sutherland Asbill & Brennan LLP. Ms. Frydman is listed as a principal of USCF as of June 1, 2022. Ms. Frydman earned her J.D. from the Northwestern University Pritzker School of Law and a B.A. in College of Letters and Spanish from Wesleyan University.

John P. Love, 54, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of USCF Investments, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love also served as a portfolio manager of USCF from April 2006 until April 2015. Mr. Love has served on the Board of Managers of USCF Advisers since November 2016 and as its President since June 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as the President and Chief Executive Officer of the USCF ETF Trust since December 2015. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 2005 to April 2009. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person and, swap associated person of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 65, co-founded USCF in 2005 and has served as the Chief Operating Officer of USCF since August 2016. He also served as a Management Director of USCF from May 2005 to April 2023. Mr. Ngim serves as the portfolio manager for USCI and CPER since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013 and Chief Operating Officer of USCF Advisers since March 2021. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also serves as the portfolio manager for the following series of the USCF ETF Trust: (1) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, from May 2018 to present, (2) the USCF Sustainable Battery Metals Strategy Fund from January 2023 to present, (3) the USCF Energy Commodity Strategy Absolute Return Fund from May 2023 to present, (4) the USCF Sustainable Commodity Strategy Fund from August 9, 2023 to present, and (5) the USCF Oil Plus Bitcoin Strategy Fund from December 9, 2025 to present. Mr. Ngim served as a Management Trustee of the USCF ETF Trust from August 2014 to August 2023. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Kathryn D. Rooney, 53, Management Director of USCF since April 2023 and Chief Marketing Officer of USCF since January 2016. Ms. Rooney also serves as a director of USCF Advisers since March 10, 2024 and was listed as a principal of USCF Advisers effective March 28, 2025. She also served as a member of the Board of Directors of The Marygold Companies, which is the parent of USCF Investments, Inc., from January 2017 to April 2023. USCF Investments, Inc. is the sole member of USCF. Previously, Ms. Rooney was the National Sales Director at USCF from January 2007 to December 2015. Ms. Rooney was the Director of Business Development at the Ameristock Corporation, a California-based registered investment adviser, from September 2003 to January 2007. Prior to joining the Ameristock Corporation, she was Regional Sales Director at Accessor Capital Management, a registered investment adviser that was based in Seattle, Washington, from October 2002 to August 2003, National Sales Director at ALPS Mutual Fund Services, Inc., a boutique investment services company offering outsourced back office operations and distribution services to mutual fund managers, from June 1999 to October 2002, and Trust Officer at Fifth Third Bancorp, an American bank holding company headquartered in Ohio, from June 1994 to May 1999. Additionally, Ms. Rooney has been registered as an associated person of USCF since August 2015 and from December 2005 to April 2009 and is listed as a principal of USCF effective as of April 2023. Additionally, effective as of February 2017, she is an associated person of USCF Advisers, LLC, an affiliate of USCF, which is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Rooney graduated from Wellesley College with a B.A. in economics and psychology in June 1994.

Gordon L. Ellis, 79, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores and developed mining properties and is currently driving an arbitration suit against the Republic of Peru. He also serves as a director of Goldhaven Resources, a firm that acquires, explores and develops mining properties in Canada and Chile, from August 2020 to present. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is a professional engineer, retired, and earned an M.B.A. in international finance.

Malcolm R. Fobes III, 61, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman, Chief Executive Officer and Chief Investment Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 68, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an M.B.A. from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Peter M. Robinson, Kathryn D. Rooney, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, and USCF Investments, Inc., formerly Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Andrew F Ngim, Peter M. Robinson, Kathryn D. Rooney, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, and Kevin A. Baum. In addition, USCF Investments is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in UNG. Ray W. Allen makes trading and investment decisions for UNG. Ray W. Allen, Darius Coby, Seth Lancaster and Zach Sanchez execute trades on behalf of UNG. In addition, John P. Love, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, and Maya Lowry are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

UNG does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of UNG and other entities controlled by USCF. UNG does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. UNG pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.60% average daily total net assets of UNG for the first $1,000,000,000 and 0.50% of average daily total net assets of UNG for amounts above $1,000,000,000. For 2025, UNG accrued aggregate management fees of $3,120,492.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2025, by the directors of USCF. UNG’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2025 was $207,297.

Change in
Pension Value
and
	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
Name	in Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
John P. Love	$—	NA	NA	NA	$—	$—	$—
Stuart P. Crumbaugh	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen(2)	$—	NA	NA	NA	$—	$—	$—
Kathryn D. Rooney	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$24,650	NA	NA	NA	$—	$—	$24,650
Gordon L. Ellis	$24,650	NA	NA	NA	$—	$—	$24,650
Malcolm R. Fobes III(1)	$29,580	NA	NA	NA	$—	$—	$29,580
(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.
(2)	Mr. Nguyen served as a director of USCF until May 31, 2025. This table reflects his compensation earned through that date.

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

Director Independence

In February 2025, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, UNG or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14. Principal Accountant Fees and Services.

The fees for services billed to UNG by its independent auditors for the last two fiscal years are as follows:

	2025	2024
Audit fees	$167,500	$162,500
Audit-related fees	—	—
Tax fees	17,500	17,000
All other fees	5,000	5,000
	$190,000	$184,500

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 77.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(8)	Fifth Amended and Restated Agreement of Limited Partnership.
3.3(7)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
4.1(15)	Description of Securities.
10.1(9)	Form of Authorized Participant Agreement.
10.2(2)	Marketing Agent Agreement.
10.3(2)	Amendment Agreement to the Marketing Agent Agreement.
10.4(3)	Amendment No. 2 to the Marketing Agent Agreement.
10.5(4)	Third Amendment Agreement to the Marketing Agent Agreement.
10.6(5)	License Agreement.
10.7(6)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.8(11)	Form of Custody Agreement with The Bank of New York Mellon.
10.9(11)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.10(11)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon.
10.11(10)	Form of Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC.
10.12(12)	Form of Commodity Futures Customer Agreement with RCG Division of Marex Spectron.
10.13(13)	Form of Customer Agreement with E D & F Man Capital Markets Inc.
10.14(14)	Form of Customer Agreement with Macquarie Futures USA LLC.
10.15(17)	ISDA 2002 Master Agreement, dated November 30, 2021, by and between United States Natural Gas Fund, LP and Macquarie Bank Limited.
19.1(16)	Insider Trading Policies and Procedures
23.1(19)	Consent of Independent Registered Public Accounting Firm.
31.1(19)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(19)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(19)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(19)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
97.1(18)	Dodd-Frank Compensation Recoupment Policy.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-137871) filed on October 6, 2006.

(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 9, 2009.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 9, 2012.
(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 27, 2013.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(9)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to Form S-3 (File No. 333-203061), filed on March 31, 2016.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 10, 2013.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2020.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on May 29, 2020.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 9, 2020.
(14)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 7, 2020.
(15)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 13, 2020.
(16)	Incorporated by reference to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2024, filed on February 28, 2025.
(17)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on November 30, 2021
(18)	Incorporated by reference to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2023, filed on February 29, 2024.
(19)	Filed herewith.

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

Date: February 27, 2026

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 27, 2026

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Kathryn D. Rooney	Management Director	February 27, 2026
Kathryn D. Rooney

/s/ Stuart P. Crumbaugh	Management Director	February 27, 2026
Stuart P. Crumbaugh

/s/ John P. Love	Management Director	February 27, 2026
John P. Love

/s/ Peter M. Robinson	Independent Director	February 27, 2026
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	February 27, 2026
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	February 27, 2026
Malcolm R. Fobes III