Form 10-Q
period 2026-03-31
United States Natural Gas Fund, LP
filed 2026-05-08
CIK 1376227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-33096

United States Natural Gas Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-5576760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 50,146,103 outstanding shares as of May 5, 2026.

United States Natural Gas Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Natural Gas Fund, LP

Statements of Financial Condition

At March 31, 2026 (Unaudited) and December 31, 2025

	March 31, 2026		December 31, 2025
Assets
Cash and cash equivalents (at cost $345,773,754 and $438,463,080, respectively) (Notes 2 and 5)	$345,773,754	(a)	$438,463,080	(a)
Equity in trading accounts:
Cash and cash equivalents (at cost $123,801,223 and $138,387,589, respectively)	123,801,223		138,387,589
Unrealized gain (loss) on open commodity futures contracts	(18,044,797)		928,964
Unrealized gain (loss) on open swap contracts	(864)		(907)
Due from Broker	802,981		—
ETF transaction fees receivable	350		—
Dividends receivable	927,189		1,018,940
Interest receivable	365,758		624,892
Prepaid insurance	119,042		67,288

Total Assets	$453,744,636		$579,489,846

Liabilities and Partners’ Capital
Payable due to Broker	$1,728,882		$27,010,990
Payable for shares redeemed	7,017,982		—
General Partner management fees payable (Note 3)	239,130		287,984
Professional fees payable	900,943		1,522,531
Directors’ fees payable	10,515		18,185
License fees payable	5,578		9,356
Registration fees payable	472		472

Total Liabilities	9,903,502		28,849,518

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	$—		$—
Limited Partners	443,841,134		550,640,328
Total Partners’ Capital	443,841,134		550,640,328

Total Liabilities and Partners’ Capital	$453,744,636		$579,489,846

Limited Partners’ shares outstanding	37,946,103		45,146,103
Net asset value per share	$11.70		$12.20
Market value per share	$11.73		$12.26
(a)	A portion of this amount is designated to meet daily Futures Commission Merchants’ margin requirements.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Schedule of Investments (Unaudited)

At March 31, 2026

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG May 2026 contracts, expiring April 2026*	$350,916,077	11,542	$(18,044,797)	(4.07)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 3.60%#	205,000,000	$205,000,000	46.19
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 3.57%#	110,950,000	110,950,000	25.00
Total United States Money Market Funds		$315,950,000	71.19

Open OTC Commodity Swap Contracts

						Fair	Upfront	Unrealized Gain
						Value/Open	Payments/	(Loss) on
Fund Receives from	Fund Pays		Payment	Expiration	Notional	Commodity	(Premiums	Commodity Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Swap Contracts	Received)	Contracts
SOC GEN SGIXCNG1 03262026Index(a)	0.40%	Societe Generale	monthly	09/25/2026	$56,442,320	$56,441,709	—	$(611)
Scotia SNOVNG1 0227026(a)	0.17%	Scotia Bank	monthly	08/31/2026	$54,652,340	$54,652,087	—	$(253)
Total Open OTC Commodity Swap Contracts˄					$111,094,660	$111,093,796	—	$(864)

(a)Custom index comprised of a basket of underlying instruments.

*Collateral amounted to $99,400,390 on open commodity futures contracts.

˄     Collateral amounted to $24,400,833 on open OTC commodity swap contracts.

#Reflects the 7-day yield at March 31, 2026.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Schedule of Investments

At December 31, 2025

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX Natural Gas Futures NG February 2026 contracts, expiring January 2026*	$433,392,416	11,783	$928,964	0.17

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 3.71%#	130,000,000	$130,000,000	23.61
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 3.69%#	140,950,000	140,950,000	25.60
Total United States Money Market Funds		$270,950,000	49.21

Open OTC Commodity Swap Contracts

						Fair		Unrealized
						Value/Open	Upfront	Gain (Loss) on
						Commodity	Payments/	Commodity
Fund Receives from	Fund Pays		Payment	Expiration	Notional	Swap	(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts(a)
Scotia SNOVNG1 08292025(b)	0.17%	Scotia Bank	Monthly	02/27/2026	$57,218,551	$57,218,284	$—	$(267)
SOC GEN SGIXCNG1 09262025Index(b)	0.40%	Societe Generale	Monthly	03/26/2026	59,144,114	59,143,474	—	(640)
Total Open OTC Commodity Swap Contracts˄					$116,362,665	$116,361,758	$—	$(907)

(a)Reflects the value at reset date of December 31, 2025.

(b)Custom index comprised of a basket of underlying instruments.

*Collateral amounted to $97,288,181 on open commodity futures contracts.

˄     Collateral amounted to $41,099,408 on open OTC commodity swap contracts.

#Reflects the 7-day yield at December 31, 2025.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Statements of Operations (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Income
Gain (loss) on trading of commodity futures and swap contracts:
Realized gain (loss) on closed commodity futures contracts	$131,472,497	$228,668,009
Realized gain (loss) on swap contracts	(5,355,632)	55,505,217
Change in unrealized gain (loss) on open commodity futures contracts	(18,973,761)	(79,220,839)
Change in unrealized gain (loss) on open OTC commodity swap contracts	43	574
Dividend income	2,568,913	3,566,413
Interest income	1,475,140	2,166,887
ETF transaction fees	37,100	68,000
Total Income (Loss)	$111,224,300	$210,754,261

Expenses
General Partner management fees (Note 3)	$743,832	$905,948
Professional fees	279,227	612,426
Brokerage commissions	397,293	299,598
Directors’ fees and insurance	86,294	51,039
License fees	18,596	22,649
Registration fees	—	42,545
Total Expenses	$1,525,242	$1,934,205
Net Income (Loss)	$109,699,058	$208,820,056
Net Income (Loss) per limited partner share	$(0.50)	$4.69
Net Income (Loss) per weighted average limited partner share	$2.67	$6.51
Weighted average limited partner shares outstanding	41,123,881	32,069,436

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2026 and 2025

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Balances at beginning of period	$550,640,328	$743,835,423
Addition of 64,100,000 and 15,300,000 partnership shares, respectively	740,920,602	274,128,946
Redemption of (71,300,000) and (39,900,000) partnership shares, respectively	(957,418,854)	(805,857,548)
Net income (loss)	109,699,058	208,820,056

Balances at end of period	$443,841,134	$420,926,877
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities:
Net income (loss)	$109,699,058	$208,820,056
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	18,973,761	79,220,839
Change in unrealized (gain) loss on open swap contracts	(43)	(574)
(Increase) decrease in receivable from Due from Broker	(802,981)	18,661,034
(Increase) decrease in dividends receivable	91,751	1,150,134
(Increase) decrease in interest receivable	259,134	325,633
(Increase) decrease in prepaid insurance	(51,754)	(139,855)
(Increase) decrease in prepaid registration fees	—	42,545
(Increase) decrease in ETF transaction fees receivable	(350)	(1,000)
Increase (decrease) in payable due to Broker	(25,282,108)	(40,000,106)
Increase (decrease) in General Partner management fees payable	(48,854)	(189,195)
Increase (decrease) in professional fees payable	(621,588)	55,680
Increase (decrease) in directors’ fees payable	(7,670)	(3,220)
Increase (decrease) in license fees payable	(3,778)	(8,788)
Net cash provided by (used in) operating activities	102,204,578	267,933,183

Cash Flows from Financing Activities:
Addition of partnership shares	740,920,602	274,128,946
Redemption of partnership shares	(950,400,872)	(786,476,113)
Net cash provided by (used in) financing activities	(209,480,270)	(512,347,167)

Net Increase (Decrease) in Cash and Cash Equivalents	(107,275,692)	(244,413,984)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	576,850,669	677,126,774
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$469,574,977	$432,712,790

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$345,773,754	$294,552,872
Equity in Trading Accounts:
Cash and cash equivalents	123,801,223	138,159,918
Total Cash, Cash Equivalents and Equity in Trading Accounts	$469,574,977	$432,712,790

See accompanying notes to financial statements.

United States Natural Gas Fund, LP

Notes to Financial Statements (Unaudited)

For the period ended March 31, 2026

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

UNG seeks to achieve its investment objective by investing primarily in futures contracts for natural gas that are traded on the NYMEX, ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by UNG, UNG’s futures commission merchants (“FCMs”), counterparties or other market participants), liquidity requirements, or in view of market conditions, other natural gas-related investments such as cash settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts, and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, as well as futures contracts for crude oil, heating oil, gasoline, and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”). Market conditions that USCF currently anticipates could cause UNG to invest in Other Natural Gas-Related Investments include, but are not limited to, those allowing UNG to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Natural Gas-Related Investments collectively are referred to as “Natural Gas Interests” in the notes to the financial statements. As of March 31, 2026, UNG held 11,542 Futures Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on the ICE Futures US.

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

Authorized Participants pay UNG a $350 transaction fee for each order they place to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 100,000 shares. Effective January 1, 2026, this transaction fee was reduced from $1,000 to $350 per order. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of UNG but rather at market prices quoted on such exchange.

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

In accordance with U.S. GAAP, UNG is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. UNG files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. UNG is not subject to income tax return examinations by major taxing authorities for years before 2021. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in UNG recording a tax liability that reduces net assets. However, UNG’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. UNG recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2026.

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

Authorized Participants pay UNG a $350 transaction fee for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Effective January 1, 2026, this transaction fee was reduced from $1,000 to $350 per order.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2026.

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

Ongoing Registration Fees and Other Offering Expenses

UNG pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2026 and 2025, UNG incurred $0 and $42,545 respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

UNG is responsible for paying its portion of the directors’ and officers’ liability insurance for UNG and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of UNG and the Related Public Funds. UNG shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2026 are estimated to be a total of $190,000 for UNG and, in the aggregate for UNG and the Related Public Funds, $881,000.

Licensing Fees

As discussed in Note 4 below, UNG entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, UNG and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2026 and 2025, UNG incurred $18,596 and $22,649, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with UNG’s audit expenses and tax accounting and reporting requirements are paid by UNG. These costs are estimated to be $1,300,000 for the year ending December 31, 2026. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Total commissions accrued to brokers	$397,293	$299,598
Total commissions as annualized percentage of average total net assets	0.32%	0.20%

The increase in total commissions accrued to brokers for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was due primarily to a higher number of natural gas futures contracts being held and traded.

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

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires FCMs to segregate all customer transactions and assets from the FCM’s proprietary transactions and assets. To reduce the credit risk that arises in connection with OTC swaps, UNG will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”), that provides for the netting of its overall exposure to its counterparty and, consistent with applicable regulatory requirements, the posting by each party to cover the mark-to-market exposure of a counterparty to the other counterparty is required.

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

Market volatility is attributable to things like the COVID-19 pandemic and related supply chain disruptions, military conflicts and war, such as the Russia-Ukraine war, military conflicts in the Middle East, continuing disputes among natural gas-producing countries, the introduction of or changes in tariffs or trade barriers, and trade wars between nations. Events such as these, and others, could cause volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by UNG and the impact of which could limit UNG’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In such a circumstance, UNG could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Natural Gas-Related Investments, such as OTC swaps.

All of the futures contracts held by UNG through March 31, 2026, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if UNG were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. UNG has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, UNG bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of UNG’s cash in money market funds that seek to maintain a stable per share NAV. UNG is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2026 and December 31, 2025, UNG held investments in money market funds in the amounts of $315,950,000 and $270,950,000, respectively. UNG also holds cash deposits with its custodian and FCMs. As of March 31, 2026 and December 31, 2025, UNG held cash deposits in the amounts of $153,624,977 and $305,900,670 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should UNG’s custodian and/or FCMs cease operations.

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

For the three months ended March 31, 2026, the monthly average volume of open future and swap contract notional value was $326,548,175 and $130,762,280, respectively. For the three months ended March 31, 2025, the monthly average volume of open future and swap contract notional value was $334,622,197 and $216,854,350, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2026 and 2025 for the shareholders. This information has been derived from information presented in the financial statements.

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$12.20	$16.85
Total income (loss)	(0.46)	4.75
Total expenses	(0.04)	(0.06)
Net increase (decrease) in net asset value	(0.50)	4.69
Net asset value, end of period	$11.70	$21.54

Total Return	(4.10)%	27.83%

Ratios to Average Net Assets
Total income (loss)	22.13%	34.42%
Management fees#	0.60%	0.60%
Total expenses excluding management fees#	0.63%	0.68%
Net income (loss)	21.83%	34.10%
#	Annualized.

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

The following table summarizes the valuation of UNG’s securities at March 31, 2026 using the fair value hierarchy:

At March 31, 2026	Total	Level I	Level II	Level III
Short-Term Investments	$315,950,000	$315,950,000	$—	$—
Exchange-Traded Futures Contracts	—	—	—	—
United States Contracts	(18,044,797)	(18,044,797)	—	—
OTC Commodity Swap Contracts	(864)	—	(864)	—

The following table summarizes the valuation of UNG’s securities at December 31, 2025 using the fair value hierarchy:

At December 31, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$270,950,000	$270,950,000	$—	$—
Exchange-Traded Futures Contracts	—	—	—	—
United States Contracts	928,964	928,964	—	—
OTC Commodity Swap Contracts	(907)	—	(907)	—

Effective January 1, 2009, UNG adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	March 31, 2026	December 31, 2025
Futures – Commodity Contracts	Unrealized gain (loss)on open commodity futures contracts	$(18,044,797)	$928,964
Swap – Commodity Contracts	Unrealized gain (loss) on open OTC commodity swap contracts	$(864)	$(907)

The Effect of Derivative Instruments on the Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2026		March 31, 2025
			Change in		Change in
		Realized Gain	Unrealized	Realized Gain	Unrealized
Derivatives not		(Loss) on	Gain (Loss) on	(Loss) in	Gain (Loss) on
Accounted for as	Location of Gain (Loss)	Derivatives	Derivatives	Derivatives	Derivatives
Hedging	on Derivatives	Recognized	Recognized	Recognized	Recognized
Instruments	Recognized in Income	in Income	in Income	in Income	in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$131,472,497		$228,668,009
	Change in unrealized gain (loss) on open commodity futures contracts		$(18,973,761)		$(79,220,839)
OTC Swap - Commodity Contracts	Realized gain (loss) on closed OTC commodity swap contracts	$(5,355,632)		$55,505,217
	Change in unrealized gain (loss) on open OTC commodity swap contracts		$43		$574

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 6,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 12,000 net futures contracts for natural gas. In addition, the ICE Futures maintains accountability levels, position limits and monitoring authority for its futures contracts for natural gas. If UNG and the Related Public Funds exceed these accountability levels for investments in the futures contracts for natural gas, the NYMEX and ICE Futures will monitor UNG’s and the Related Public Funds’ exposure and may ask for further information on UNG’s and the Related Public Funds’ activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of UNG and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, UNG could be required to reduce its aggregate position back to the accountability level. As of March 31, 2026, UNG held 11,542 NYMEX Natural Gas Futures NG contracts and did not hold any Natural Gas Futures Contracts traded on the ICE Futures. UNG exceeded accountability levels of the NYMEX during the three months ended March 31, 2026, including when it held a maximum of 24,907 Natural Gas Futures NG contracts, on the NYMEX, exceeding the “any” month limit. UNG did not exceed accountability levels imposed by the ICE Futures during the fiscal year ended December 31, 2025. No action was taken by the NYMEX and UNG did not reduce any positions held.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that UNG will run up against such position limits because UNG’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. [Investors should note that the foregoing accountability levels and position limits are subject to change, which in turn could change the amount and type of permitted investments in which UNG invests. For the three months ended March 31, 2026, UNG did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including public health disruptions, pandemics and epidemics (for example, the COVID-19 pandemic), can be highly disruptive to economies and markets. Such events can, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities such as natural gas and the value, pricing, and liquidity of the investments or other assets held by UNG. Geopolitical conflict, including war and armed conflicts (such as the Russia-Ukraine war, military conflicts in the Middle East, and the expansion of such conflicts in surrounding areas), sanctions, the introduction of or changes in tariffs or trade barriers, global or local recessions, and acts of terrorism, can also, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities such as natural gas and the value, pricing, and liquidity of the investments or other assets held by UNG.

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

Price Movements

Natural gas futures prices were volatile during the three months ended March 31, 2026. The price of the Benchmark Futures Contract started the period at $3.686 per million British thermal shares (“MMBtu”). The high of the period was on January 30, 2026 when the price reached $4.354 per MMBtu. The low of the period was on February 26,2026 when the price dropped to $2.827 per MMBtu. The period ended with the Benchmark Futures Contract at 2.884 per MMBtu, a decrease of approximately (21.76)% over the period. UNG’s per share NAV began the period at $12.20 and ended the period at $11.70 on March 31, 2026, a decrease of approximately (4.10)% over the period. The Benchmark Futures Contract prices listed above began with the February 2026 contracts and ended with the May 2026 contracts. The decrease of approximately (21.76)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that UNG seeks to track, which are more fully described below in the section titled “Tracking UNG’s Benchmark.”

During the three months ended March 31, 2026, the natural gas futures market experienced states of both contango and backwardation. When the market was in a state of contango, the near month natural gas futures contract is lower than the price of the next month natural gas futures contract, or contracts further away from expiration. During periods of backwardation the near month natural gas futures contract is higher than the price of the next month natural gas futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Natural Gas Futures Prices and the Impact on Total Returns” below.

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

Results of Operations and the Natural Gas Market

Results of Operations.

As of March 31, 2026, UNG has 37,946,103 shares outstanding. On April 26, 2022, the SEC declared effective a registration statement filed by UNG that registered an unlimited number of shares. As a result, UNG has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by UNG than are outstanding due to the redemption of shares.

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

As of March 31, 2026, UNG had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Company, Jane Street Capital LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Americas LLC.

For the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Average daily total net assets	$502,623,177	$612,353,635
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$4,044,053	$5,733,300
Annualized yield based on average daily total net assets	3.26%	3.80%
Management fee	$743,832	$905,948
Total fees and other expenses excluding management fees	$781,410	$1,028,257
Fees and expenses related to the registration or offering of additional shares	$—	$42,545
Total commissions accrued to brokers	$397,293	$299,598
Total commissions as annualized percentage of average total net assets	0.32%	0.20%

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

Average interest rates earned on short-term investments held by UNG, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. As a result, the amount of income earned by UNG as a percentage of average daily total net assets was lower during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was due primarily to a decrease in fees and expenses related to tax reporting and professional fees.

The increase in total commissions accrued to brokers for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was due primarily to a higher number of Natural Gas Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2026, the average daily change in the Benchmark Futures Contract was 0.004%, while the average daily change in the per share NAV of UNG over the same time period was 0.011%. The average daily difference was 0.007% (or 0.7 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNG’s NAV performed within the plus or minus ten percent (10%) established as its benchmark tracking goal.

Since the commencement of the offering of UNG’s shares to the public on April 18, 2007 to March 31, 2026, the average daily change in the Benchmark Futures Contract was (0.079)%, while the average daily change in the per share NAV of UNG over the same time period was (0.079)%. The average daily difference was 0.00% (or 0 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period UNG’s NAV performed was within the plus or minus ten percent (10%) range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in UNG’s NAV and the changes in the Benchmark Futures Contract. The first chart below shows the daily movement of UNG’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30 valuation day period ended March 31, 2026, the last trading day in March. The second chart below shows the monthly total returns of UNG as compared to the monthly value of the Benchmark Futures Contract for the five years ended March 31, 2026.

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

For the three months ended March 31, 2026, the actual total return of UNG as measured by changes in its per share NAV was (4.10)%. This is based on an initial per share NAV of $12.20 as of December 31, 2025 and an ending per share NAV as of March 31, 2026 of $11.70. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $11.66 as of March 31, 2026, for a total return over the relevant time period of (4.46)%. The difference between the actual per share NAV total return of UNG of (4.10)% and the expected total return based on the Benchmark Futures Contract of (4.46)% was a difference over the time period of 0.36%, which is to say that UNG’s actual total return outperformed its benchmark by that percentage. UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2025, the actual total return of UNG as measured by changes in its per share NAV was 27.83%. This is based on an initial per share NAV of $16.85 as of December 31, 2024 and an ending per share NAV as of March 31, 2025 of $21.54. During this time period, UNG made no distributions to its shareholders. However, if UNG’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, UNG would have had an estimated per share NAV of $21.40 as of March 31, 2025, for a total return over the relevant time period of 27.00%. The difference between the actual per share NAV total return of UNG of 27.83% and the expected total return based on the Benchmark Futures Contract of 27.00% was a difference over the time period of 0.83%, which is to say that UNG’s actual total return outperformed its benchmark by that percentage. UNG incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are three factors that have impacted or are most likely to impact UNG’s ability to accurately track its Benchmark Futures Contract in addition to the foregoing.

First, UNG may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which UNG executes the trade. In that case, UNG may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of UNG to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2026, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for UNG to obtain the closing settlement price and there is no assurance that failure to obtain the settlement price in the future will not adversely impact UNG’s attempt to track the Benchmark Futures Contract.

Second, UNG incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of UNG to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract. At the same time, UNG earns dividend and interest income on its cash, cash equivalents and Treasuries. UNG is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2026. Interest payments, and any other income, were retained within the portfolio and added to UNG’s NAV. When this income exceeds the level of UNG’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), UNG will realize a net yield that will tend to cause daily changes in the per share NAV of UNG to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by UNG may continue to be lower than interest earned by UNG. As such, USCF anticipates that UNG could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by UNG.

Third, UNG may hold Other Natural Gas-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of UNG that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2026, UNG held investments in Futures Contracts traded on the ICE Futures whose settlement price also tracks the settlement price of the Benchmark Futures Contract and fully-collateralized OTC swaps designed to track the settlement price of the Benchmark Futures Contract. UNG invests in Other Natural Gas-Related Investments, such as OTC swaps, which have increased transaction-related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that UNG must pay to the swap counterparty certain fees that UNG does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month natural gas futures contract from the dollar price of the near month natural gas futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The natural gas market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between March 31, 2016 and March 31, 2026. Investors will note that the natural gas market spent time in both backwardation and contango.

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

Natural Gas Market. During the three months ended March 31, 2026, the price of the front month natural gas futures contract traded in a range between $2.827 and $7.460. Prices decreased (21.76)% from December 31, 2025 through March 31, 2026, finishing the quarter at $2.884. The number of rigs dedicated to natural gas production rose from 125 at the start of the year to 127 by the end of the quarter. Natural Gas stored in the United States stood at 1,876 billion cubic feet as of March 31, 2026, about 3% below the five year average and 6% higher than the same time last year. While both domestic demand and U.S. exports of natural gas have generally increased over the last five years, U.S. production has also continued to increase. The increasing demand for LNG and the spate of new export facilities (both open and under construction) may lift prices, as could potential new demand for natural gas to power AI data centers. However, any increased oil drilling in the United States, prompted by the global oil shortage in the wake of the Iran war, would increase byproduct natural gas production and could lower prices.

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

For the ten-year time period between March 31, 2016 and March 31, 2026, the table below compares the monthly movements of natural gas prices versus the monthly movements of the prices of several other energy commodities, such as crude oil, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 10 Years

	Large Cap US	US Gov’t Bonds	Global Equities	Crude	Heating	Unleaded	Natural
Correlation Matrix 10 Years	Equities (S&P 600)	(BEUSG4 Index)	(FTSE World Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.188	0.974	0.277	0.103	0.303	0.103
US Gov’t Bonds (BEUSG4 Index)		1.000	0.221	(0.268)	(0.389)	(0.189)	(0.133)
Global Equities (FTSE World Index)			1.000	0.290	0.111	0.310	0.041
Crude Oil				1.000	0.788	0.784	(0.001)
Heating Oil					1.000	0.683	0.061
Unleaded Gasoline						1.000	(0.023)
Natural Gas							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Natural Gas - 1 Year

	Large Cap US	US Gov’t Bonds	Global Equities	Crude	Heating	Unleaded	Natural
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Oil	Oil	Gasoline	Gas
Large Cap US Equities (S&P 500)	1.000	0.171	0.931	(0.352)	(0.250)	(0.577)	0.165
US Gov’t Bonds (BEUSG4 Index)		1.000	0.379	(0.661)	(0.560)	(0.551)	(0.208)
Global Equities (FTSE World Index)			1.000	(0.567)	(0.449)	(0.739)	0.023
Crude Oil				1.000	0.931	0.934	0.140
Heating Oil					1.000	0.864	0.309
Unleaded Gasoline						1.000	0.103
Natural Gas							1.000
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

UNG currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. UNG has allocated substantially all of its net assets to trading in Natural Gas Interests. UNG invests in Natural Gas Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Natural Gas-Related Investments. A significant portion of UNG’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Natural Gas Interests. The balance of the assets are held in UNG’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from UNG’s investments in money market funds and Treasuries is paid to UNG. During the three months ended March 31, 2026, UNG’s expenses did not exceed the income UNG earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2026, UNG did not use other assets to pay expenses. To the extent income exceeds expenses, UNG’s NAV will be positively impacted.

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

UNG’s investments in Natural Gas Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent UNG from promptly liquidating its positions in Futures Contracts. During the period ended March 31, 2026, UNG did not purchase or liquidate any of its positions while daily limits were in effect; however, UNG cannot predict whether such an event may occur in the future.

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

As of March 31, 2026, UNG held cash deposits and short-term investments in the amount of $469,574,977 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should UNG’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2026, UNG had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of UNG. While UNG’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on UNG’s financial position.

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

As of March 31, 2026, UNG’s portfolio held 11,542 Natural Gas Futures Contracts traded on the NYMEX and did not hold any Natural Gas Futures Contracts traded on the ICE Futures. For a list of UNG’s current holdings, please see UNG’s website at www.uscfinvestments.com. The end of day portfolio disclosed on UNG’s website would reflect any investments in Futures Contracts beyond the Benchmark Futures Contract, and/or Other Natural Gas-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by UNG, UNG’s FCMs, counterparties or other market participants), liquidity requirements, or other factors. Independent of the UNG website, UNG may make available portfolio holdings information to Authorized Participants that reflects UNG’s anticipated holdings.

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

During the three month reporting period ended March 31, 2026, UNG’s OTC transactions comprised OTC swaps intended to reflect the return on UNG’s investments in Natural Gas Futures Contracts and EFRP transactions.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in UNG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on February 27, 2026 (the “Form 10-K”).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)

UNG does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, UNG redeemed 713 baskets (comprising 71,300,000 shares) during the first quarter of the year ending December 31, 2026. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2026:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/26 to 1/31/26	54,400,000	$13.72
2/1/26 to 2/28/26	10,600,000	$12.58
3/1/26 to 3/31/26	6,300,000	$12.37
Total	71,300,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2026.

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

Date: May 8, 2026

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 8, 2026